Form 10-K
period 1999-12-31
IN STORE MEDIA SYSTEMS INC
filed 2000-04-14
CIK 1012316

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999        Commission file No. 000-28515

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                          IN STORE MEDIA SYSTEMS, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its Charter)

        NEVADA                                                    84-1249735
------------------------                                         ------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)


15423 EAST BATAVIA DRIVE, AURORA, COLORADO                             80011
------------------------------------------                            -------
(Address of principal executive offices)                           (Zip Code)

                                 (303) 364-6550
                      ------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [ X ] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference of Part 111 of this Form 10-K, or any amendment to this Form 10-K. [ X ]

         On April 13, 2000, the Registrant had 40,042,200 shares of common voting stock held by non-affiliates. The aggregate market value of shares of common stock held by non-affiliates was $53,256,126 on this date. This valuation is based upon the average closing bid and asking price for shares of common voting stock of the Registrant on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") on April 13, 2000.

         On April 13, 2000, the issuer had 66,119,773 shares of its no par value common stock outstanding.

                                     PART I

ITEM 1 - BUSINESS
-----------------

         Our business is subject to certain risks and uncertainties that are discussed in the section entitled "Business Risks" beginning on page 6 of this Registration Statement.

GENERAL

         In Store Media Systems, Inc., a Nevada corporation (the "Company" or "ISMSI"), has its corporate offices at 15423 East Batavia Drive, Aurora, Colorado 80011. The Company is a development stage enterprise that is developing, and plans to manufacture and distribute, its in-store, closed-loop couponing system, which incorporates the Company's patented process for dispensing coupons to supermarket consumers through the Coupon Exchange Center. When used by consumers at the supermarket checkout lane, each coupon is registered electronically using the Company's electronic coupon clearing system. Manufacturers that receive the coupons use this information, including the customer's identity and time of use, to "close the loop" by adjusting their next coupon promotion incentive offered through the Coupon Exchange Center. To date, the Company primarily has been engaged in developing its technology, securing patent protection, formulating its business strategy, raising initial capital and developing necessary relationships with third parties, such as supermarkets, product goods manufacturers and others, such as Unisys Corporation in connection with the manufacture of the hardware and systems incorporated into the Company's product line. We regard these relationships as necessary, since further development of our systems and products, their introduction to the market and their acceptance by consumers will require the assistance and participation of these and other participants in the coupon industry.

         In December 1992, In Store Media Systems, Inc., a Colorado corporation and a predecessor to the Company (the "Predecessor") was organized to develop a computerized, point-of-sale marketing platform, the Coupon Exchange Center, which incorporates certain components that are proprietary to the Company. Point-of-sale ("POS") system is a commonly used term used to describe the system through which stores record product sales and accept payment through terminals located in each checkout lane of a supermarket. The heart of the POS system is the store's central computer, which can be used to record the details of every transaction.

         The Company believes that its Coupon Exchange Centers offer numerous advantages over existing methods of delivering promotions for consumer products. In the course of developing this product, the Company also has developed an electronic coupon clearing system for installation and use at supermarket check out lanes. The Company has conducted market research and completed over 30 field interviews with key industry participants, including representatives from Proctor & Gamble, Coca-Cola, Ralston Purina, Brown & Williamson, RJ Reynolds, Nestle, SmithKline Beecham, Nabisco, Tropicana and Gillette. We rely on published industry information set forth in the "Electronic Coupon Clearing Guidelines A Best Practices Approach", which was prepared by Robert D. Hemphill & Associates for the Joint Industry Coupon Committee. Based on the Company's market research and published industry information, the Company believes an immediate need exists for electronic coupon clearing at virtually every checkout lane in every supermarket in the United States. Based on our research, similar systems do not exist in the market today, and we are not aware of any such system scheduled for introduction.

         In October 1998, the Predecessor merged with and into Crescent Gold Corporation, a Nevada corporation. Crescent Gold Corporation, which was the surviving corporation in the merger, had no operations or assets at the time of the merger. However, its common stock was publicly traded on the Over the Counter Bulletin Board at the time of the merger. After the merger, Crescent Gold Corporation changed its name to "In Store Media Systems, Inc." and changed its OTC Bulletin Board symbol to "ISMS." In the merger, the shareholders of the Predecessor exchanged all of their issued and outstanding common shares for approximately 44.0 million shares of Crescent Gold Corporation Common Stock. Immediately following the exchange, the shareholders of the Predecessor owned approximately 88% of the total outstanding shares of the Company.

         The Company has not generated any revenue from operations to date. Since inception through December 31, 1999, the Company incurred accumulated losses in excess of $13,108,616. We may be unable to continue as a going concern if we are unable to secure additional funds to finance our operating costs and expenses as contemplated in this Registration Statement.

COUPON INDUSTRY INFORMATION

         The $6.2 billion coupon industry is part of the over $280 billion spent annually in the United States to advertise and promote goods and services, and it is an influential force in the over $400 billion retail food industry. The coupon is the only cash instrument in America not cleared electronically. Today, it takes 60 to 90 days to get coupon performance data to the brand managers, and such data is incomplete. The Company intends to replace the present methods of clearing and marketing coupons with systems that give manufacturers and retailers real-time access to their market data.

         INDUSTRY STATISTICS

         The following industry statistics were compiled from information presented in the 1998 Consumer Behavior Study prepared by NCH NuWorld Marketing Limited and a report entitled 1998 Coupon Usage Trends prepared by Coupon Manufacturers Services ("CMS"). NCH NuWorld Marketing Limited is the oldest and largest manufacturer agent clearinghouse in the coupon redemption industry. CMS is the manufacturing clearing agent subsidiary of INMAR, Inc. NCH NuWorld and INMAR, Inc. are two of the three leading competitors in the coupon redemption industry, as discussed below under the section entitled "Competition--Coupon Redemption Competitors".

         o        Manufacturers distributed 278 billion coupons in 1998

         o        There were 4.7 billion coupons redeemed in 1998

         o Coupons are used by 83% of United States population (88% women and 76% of men use coupons)

         o        1998 expenditures by manufacturers for couponing:

         Face Values Redeemed                  $   3.6 billion            (59%)
         Distribution Costs                    $   2.0 billion            (32%)
         Handling Fees                         $   0.4 billion             (6%)
         Processing Fees & Other Costs         $   0.2 billion             (3%)
                                               ---------------         --------

         Total Costs                           $   6.2 billion           (100%)
                                               ===============         ========

         MARKET FOR IN-STORE COUPONING

         While the overall coupon industry is growing slowly, the in-store distribution segment of the industry has enjoyed and sustained a 20%-plus long-term growth rate over the last ten years. In-store coupons are one of the best ways to encourage new product trials, induce brand switching and protect market share. Based on an article published in the October 1999 issue of Promo Magazine, industry sources estimate that the annual revenues from this segment is $700 to $800 million. Promo Magazine is a monthly trade publication focused on the retail promotion industry.

         Because the in-store coupon can be more easily targeted to a specific consumer, it should continue to enjoy long-term growth as the manufacturers' database marketing programs become more sophisticated and retailer loyalty programs become more entrenched. Retailer loyalty programs are promotional programs that supermarkets implement to motivate shoppers to shop repeatedly either at a particular store or a particular chain. The most common retailer loyalty program is the "frequent shopper card", which provides consumers special savings at the checkout on repeat purchases. The ISMS Free Money Card is the Company's version of the frequent shopper card, which can be used to complement or substitute similar supermarket programs.

PRODUCTS AND SERVICES

         The Company has not completed development of any of its products and services. The Company intends to continue development of its products and services, subject to the availability of additional funds. We can provide no assurance or guarantee that we will be able to secure the funds necessary to complete the development of our products and services and introduce them to market successfully. The Company's products and services will incorporate patented technology. The Company's Coupon Exchange Center(TM) system is protected by a patent issued to and owned by the Company in January 1996, which includes 37 allowed claims. The proprietary electronic coupon clearing system (In$taClearing(TM)) and the consumer marketing data system ("In$taData(TM)) are protected by the patent application process under the titles "Coupon Redemption System" and "Merchandising Using Consumer Information from Surveys" respectively.

         The ultimate application of the Company's proprietary technology is the distribution of in-store coupons through such Coupon Exchange Centers. However, the Company will first introduce its in-lane, electronic coupon clearing system. The electronic coupon clearing system provides instant verification that the products were purchased for the coupons redeemed. After retail stores accept and use the coupon clearing system, the Company will install its Coupon Exchange Center. Each Coupon Exchange Center includes the distribution of targeted coupons and touch-screen consumer surveys that can dramatically increase the revenue potential with many business-to-business and business-to-consumer Internet possibilities. Descriptions of the Company's pending products and services are provided below.

         The Coupon Exchange Centers will deliver to packaged goods manufacturers, supermarkets and other retailers' real-time data on transactions and coupon performance. At the present, brand managers may be required to wait four to six months to receive marketing research results from a previously completed promotional coupon program. By using the Company's system, the brand manager will be able to enter an order for a promotional program in the morning and receive a printout of the redemption results almost immediately. Each CEC and in-lane clearing system is connected through the Internet to a centralized data repository, which is constantly communicating information across the system network. The Coupon Exchange Center permits targeted promotions, instant feedback and quick response to marketplace changes. The Company believes that these characteristics are merchandising trends driving the future competitive environment.

         The Coupon Exchange Center will give the brand manager and the retailer direct interaction with a targeted shopper. Through custom Internet applications, brand managers will be able to deliver to shoppers, as they walk into the supermarket, custom tailored offers and to receive back immediate data on their effectiveness.

         IN$TACLEARING(TM)

         The Company's first product introduction will be its in-lane coupon redemption system ("In$taClearing(TM)"). In$taClearing can "clear" virtually all types of coupons currently in circulation. This clearing ability is designed to meet the immediate need in the industry for a stand-alone, electronic coupon clearing system. In$taClearing will operate separately from or in conjunction with the Coupon Exchange Centers.

         To the Company's knowledge, In$taClearing is the first in-lane, electronic coupon clearing system in America, and offers to retail stores and manufacturers the following advantages:

         o The In$taClearing coupon redemption program will provide manufacturers, who are spending over $6 billion per year in the distribution and redemption of coupons, the ability to account for and verify accurately the effectiveness of the coupon redemption processes.

         o The current clearing process takes a long time, is labor intensive, and is costing manufacturers over $800 million per year in misredemption, shipping and fraud, all of which will be reduced or eliminated with the In$taClearing program (Source: Joint Industry Coupon Committee, 1998).

         o The Company has developed technology in accordance with the coupon industry's published guidelines for electronic clearing. In addition, the Company designed the system to fulfill the manufacturers' objectives of increasing efficiency and reducing fraud.

         o In$taClearing program monitors the checkout transaction, matches the coupons redeemed to the products purchased, instructs the supermarket's POS system to provide the discount to the consumer and then reports the applicable data collected to the data center within minutes.

         COUPON EXCHANGE CENTERS(TM)

         The Company's second product introduction will be the Coupon Exchange Centers. The Coupon Exchange Centers deliver "In$taCa$h(TM)" coupons directly to the consumer in exchange for unwanted or expired manufacturers' coupons obtained from newspapers or other sources. Upon purchase of the applicable product, the consumer may redeem the In$taCa$h(TM) coupons for cash, in the form of a bearer check for the aggregate value of all In$taCa$h coupons redeemed, which is issued by the Coupon Exchange Center's coupon scanner/checkwriter(TM) system, at the checkstand.

         From the consumer's perspective, the In$taCash coupon is very similar to ordinary cents-off coupons distributed in newspaper publications. Instead of a discount, however, the consumer receives a cash rebate at checkout (in the form of a negotiable check) equal to the aggregate amount of the rebate value of all of the In$taCash coupons redeemed. In either case, the face value of the coupon is established by the manufacturer sponsoring the incentive program. The average face value discount of a coupon redeemed in the United States is $.67. Thus, assuming a rebate value of $.67 per coupon, a consumer who redeemed eight In$taCash coupons at checkout would receive a check for $5.36.

         The In$taCa$h coupon program will offer a unique combination of the following:

         o In$taCa$h coupons are distributed from the Company's kiosk to shoppers from a location near the entrance of the store.

         o In$taCa$h coupons are specifically targeted to the individualized needs and purchase intentions of each shopper. Such needs are determined from transaction histories observed by the Coupon Exchange Center and from responses to surveys circulated by the Company.

         o In$taCa$h coupons rewards the shopper with a bearer check upon redemption at check out.

         o In$taCa$h coupons provide brand managers immediate feedback on the coupons distributed and redeemed.

         DATA DRIVEN MARKETING, INC.

         The Company has one wholly owned subsidiary, Data Driven Marketing, Inc. ("DDMI"). DDMI's mission is to take the accumulating transaction data and combine it with additional demographic household data, which is collected by the Company. The Company collects data directly through its clearing system, as well as telephone and written surveys conducted in connection with the issuance of the Free Money Cards. The Company also collects data indirectly by acquiring them from third-party sources. This data, which will be continually supplemented with transaction data from the Coupon Exchange Centers, will provide DDMI a unique product to the manufacturers - household specific data on consumers' purchasing history and intentions. In addition, the Company is establishing an Internet website, 1stnationalcouponbank.com, which will provide customized access to redemption data for payment and verification, and customized data withdrawal and analysis.

         The Company believes that DDMI and its coupon information website will, upon introduction, offer the following benefits to users. We are still in the process of developing our products and systems, and we can provide no assurance or guarantee that we will develop our products and introduce them to market successfully.

         o After completion of development and introduction of its two in-store services (In$taCa$h coupons dispensed from Coupon Exchange Centers and In$taClearing in-lane electronic coupon clearing), the ability to collect information about consumers' buying habits and future purchase intentions.

         o The future expected ability to provide fast and detailed industry information to packaged goods manufacturers with speed and accuracy.

         o The future expected ability to provide manufacturers with data about consumer brand preferences that can be applied immediately through the Company's in-store coupon program.

PRODUCT LAUNCH AND DISTRIBUTION

         EXISTING PROTOTYPES

         The Company has completed two working prototypes of the Coupon Exchange Center. At various times of the past five years, it has demonstrated these prototypes at the National Grocers Association Show, the Food Marketing Institute show, the Promo "EXPO" show and the Florida Grocers Association show.

         Currently, the Company has prototypes of the Coupon Exchange Center and its in-lane coupon clearing system at Unisys' offices. The Coupon Exchange Center includes the technology for the In$taClearing coupon clearing system. The Company recently installed a model supermarket at its offices, which it will use to demonstrate prototypes of the Coupon Exchange Center and the in-lane, electronic clearing systems. The model supermarket at the Company is complete with a wide range of grocery items and a point-of-sale checkout system.

         The Company expects the initial product launch of the in-store coupon clearing system to commence the first quarter of 2000. The Company also expects to introduce its first commercial application of the Coupon Exchange Center in the fourth quarter of 2000. The Company intends to adopt a staged distribution strategy, which begins with a basic rollout program and can be expanded to meet available commercial opportunities. The Company believes that over 10,000 supermarkets in the United States have a sufficient coupon transaction volume to need electronic coupon clearing. The Company will employ a geographic rollout program that is structured to commence with smaller markets and then move into the largest retail markets (e.g., New York, Los Angeles and Chicago). By commencing with smaller markets, the Company expects to minimize the initial costs of labor, execution and training. In addition, the Company will have the opportunity to refine its products and services based upon the results of smaller market programs, allowing the Company to offer tested and proven products into the larger markets.

         The Company has developed a service network program called the POD system ("Planned Operations Development"), through which the Company will build a network of local offices across the country. The POD system is a hub and spoke support system to provide incremental expansion and coordinate with the Unisys service centers. The POD office will be a small, warehouse-type facility with a trained staff and the local management, which among other things can be a local contact for the store managers of participating retailers. Each POD will be responsible for installing and maintaining up to approximately 25 retail stores.

         To facilitate the rollout after the anticipated successful product introduction of the electronic clearing technology, the Company has secured two $200 million commitment letters from Dougherty Funding, LLC, an investment banking firm located in Minneapolis, Minnesota. The first $200 million committed will be initially available to finance the manufacture and installation of the equipment (to outfit 75 stores that have an average of 10 checkout lanes per store, the equipment and installation cost is approximately $2.7 million). The second $200 million committed will be used as a revolving line of credit to finance the accounts receivables with the manufacturers after the Company reimburses the retailer. These latter funds essentially will be used to advance to stores the cash amount of their coupon redemption. Under the engagement letter, Dougherty Funding will have no obligation to provide such funding until such time as the Company demonstrates an operational system in a store environment and completes the production and installation of the subsidiary components that comprise the system, and satisfies certain other conditions. The Company must raise additional capital to cover its operating expenses through the completion of this development phase. Dougherty Funding agreed to provide such funding on a best efforts basis. Under the terms of its engagement letter with Dougherty Funding, the Company will be responsible for all expenses and costs relating to the financing transactions, including (without limitation) legal fees, closing costs, engineering reports, travel, origination fees and other expenses paid either to the lender or to other third parties. Dougherty Funding has no obligation to fund either of the proposed financing transactions directly. See Item 2. Financial Information under "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources."

         As compensation for its services, Dougherty Funding will receive a placement agent fee equal to 2% of the funding amount payable at funding of each advance. Dougherty Funding also will be entitled to a placement agent fee equal to 1% of the aggregate outstanding financed amount, with respect to the financing of the manufacture and installation of the equipment comprising the In$taClearing System. As additional placement agent fees, Dougherty Funding also will receive warrants to purchase 5% of the Company's outstanding shares at a price equal to $0.50 per share. The warrants issued to Dougherty Funding will be entitled to certain "piggy-back" registration rights.

         In the past, the Company has experienced substantial product introduction delays, resulting primarily from inadequate financial resources. The Company anticipates that further delays could be occasioned by delays in receiving the necessary additional capital to finance payment of Unisys and the Company's internal development efforts.

MANUFACTURING SUPPORT FROM UNISYS CORPORATION

         Since inception, the Company has been engaged primarily in the development of the technology underlying the Coupon Exchange Center system. The Company has developed the concept, created renderings, prototypes and specifications for the Coupon Exchange Center and the clearing system. However, the Company determined that it would require a manufacturing arrangement with a company having proven capacity and credibility to demonstrate to supermarkets and manufacturers that it has the ability to deliver a high quality product. The Company therefore established a development and manufacturing relationship with the Unisys Corporation. The Company does not intend to manufacture the Coupon Exchange Centers. The Company anticipates that Unisys Corporation will manufacture the Coupon Exchange Centers under the principal terms set forth in the memoranda of understanding executed by the Company and Unisys.

         Unisys and the Company are developing an arrangement under which Unisys will provide manufacturing support to the Company, in connection with the manufacture of the Company's systems and products. Beginning in January 1997, the Company entered into four memorandums of understanding (the "MOUs") with the Payment Systems Division of the Unisys Corporation ("Unisys"). The MOUs outline the parties' mutual understanding regarding their arrangement relating to the production of the Coupon Exchange Center kiosks, the coupon scanner check-writer and the data center. The parties expect to enter into a definitive master agreement covering the terms and subject matter of the MOUs when the Company secures the necessary funds to proceed with this production effort.

         Under the terms outlined in the MOUs, Unisys agreed to provide most of the hardware, software and depot level maintenance for the Company's Coupon Exchange Center kiosk. Unisys agreed to manufacture the Coupon Exchange Centers for a price to be determine by volume. Under the terms of the MOUs, Unisys has provided certain services for which the Company has advanced funds to Unisys, as described below. By mutual agreement, Unisys will complete the remaining work when the Company has in place the necessary funds to continue production.

         As part of the arrangement, the Company will pay Unisys a royalty on each In$taCa$h coupon redeemed that was dispensed by the Coupon Exchange Center, subject to an annual minimum. Unisys also will receive additional license fees per kiosk and additional royalties for each redeemed free standing insert coupon.

         Through December 31, 1998, the Company has paid Unisys $693,716 and has recorded a payable of $740,688 at December 31, 1998. In 1999, the Company paid Unisys an additional $250,000. Currently, the Company owes Unisys $490,000. The Company estimates that it will owe Unisys an estimated $1.1 million upon delivery of the products and engineering deliverables specified in the development agreements. Continuation of Unisys Corporation's services depends upon such payment. Any delay would materially affect the Company's ability to complete product development and introduction of the Coupon Exchange Center.

SALES AND MARKETING

         The Company intends to establish an internal retail marketing force and a manufacturers marketing force. The retail marketing force will market the Coupon Exchange Centers and the coupon clearing system to retail stores. The manufacturer sales force will focus primarily upon obtaining product manufacturers to offer coupons for their products in the Coupon Exchange Centers.

         RETAIL SALES AND MARKETING FORCE

         The Company's first marketing efforts will be to introduce the coupon clearing system into retail stores. Once the commercial introduction of the clearing system has commenced, the retail marketing efforts will be focused on two objectives. The first will be to continue to expand the coupon clearing system by installing it in stores that do not currently use it. The second is to encourage currently installed retailers to use the Company's Coupon Exchange Center. The Company believes it has identified supermarkets that will install the Company's products and services. However, the Company does not have any binding agreements with such companies.

         MANUFACTURER SALES FORCE

         The primary focus of the Company's marketing effort is to attract national consumer packaged goods manufacturers to include product coupons in the Coupon Exchange Center. The sales force will focus on larger manufacturers, and will work with them on a consultative basis to develop and implement customized, targeted marketing programs that fit each brand's strategies and objectives. The Company has had initial discussions with some the nation's most prominent packaged goods manufacturers and believes that such manufacturers will include product coupons in the Coupon Exchange Centers. However, the Company has received no binding commitments from such manufacturers.

PLAN OF OPERATIONS

         The Company is a development-stage enterprise, has not generated any revenue from operations and has incurred losses continuously since the inception of its Predecessor in 1992. To date, the Company has incurred losses in excess of $13,108,616. The Company expects that its cash reserves will be sufficient to fund its operations through the end of April of this year. We need additional funds to implement our business strategy, as contemplated in this Registration Statement. The Company may be unable to continue as an going concern if it fails to generate sufficient revenue or obtain additional funds in a timely manner to finance its capital requirements. The Company intends to complete the development of its products, beginning with the in-lane clearing system. Upon completion of the coupon clearing system, the Company will test the system at selected retailers. Such test sites have not been established. However, the Company is in discussions with potential candidates. After initial testing, and assuming such tests prove to be successful, the Company will commence the coupon clearing system commercial introduction. Contingent upon sufficient funding, the Company believes that it can achieve the following results in the next twelve months:

         (a) A demonstration of the Company's entire coupon clearing and distribution system at its mock supermarket showroom.

         (b) Completion of the development of the in-lane clearing system and its successful field trials.

         (c) Commercial introduction of the Company's coupon clearing system.

         (d) Completion of the development of the Coupon Exchange Center and the start of its field trials.

         The completion of development will require additional research and development in the following areas: data center development, continuation of mechanical, electrical, computer hardware and software engineering development and ergonomic development.

         The completion of the development of the Company's products is contingent upon securing additional financing. However, until the additional financing has been accomplished, the Company continues to refine the development of its products through continuing communications with retailers and manufacturers and through the creation with in-house personnel of prototypes for testing and trials.

         To continue its development, the Company needs to continue to pay its operating expenses, including payroll, rent, leases, utilities and other overhead expenses such as insurance, telephone, postage, office supplies and other periodic expenses including network maintenance, office equipment and professional services.

         In its current financial condition, the Company has no plan to expand its plant and equipment, and does not foresee any anticipated material changes in number of employees in the various departments such as research and development, production, sales or administration until product introduction commences.

BUSINESS RISKS

         NEED FOR ADDITIONAL CAPITAL

         The Company will require additional funds to continue development of its systems and implement its plan of operation for the next 12-months. The Company has no commitment or arrangement in place to obtain such additional funds at this time. In the past, the Company has raised equity capital through arrangements with registered broker-dealers and the sale of restricted securities to selected investors in private transactions. The Company expects to rely on similar financing alternatives to obtain additional funding in the future. The Company may also seek bridge financing and other forms of financing through venture capital firms in the future. If operating costs and expenses are more than currently expected, the need for additional working capital may arise earlier than expected. There can be no assurance that any such financing will be available when needed to execute the plan on terms that are acceptable to the Company. The inability to obtain additional capital would restrict the Company's ability to grow and could reduce the Company's ability to continue as a going concern. At September 30, 1999, the Company had approximately $720,000 in cash. Such amount is insufficient to implement the plan intended by the Company. In addition, the Company has been in default of its repayment obligations on notes issued between 1996 and 1999. At December 31, 1998, the Company was in default of repayment obligations in excess of $2,840,836. At September 30, 1999, the Company was in default of repayment obligations in excess of $2,081,690. The Company is therefore dependent upon additional financing to continue operations.

         DEPENDENCE ON RELATIONSHIPS WITH MANUFACTURERS, SUPERMARKETS AND OTHERS

         The Company's future success will depend in large part upon its ability to establish and maintain relationships with packaged goods manufacturers, supermarkets and retailers. Packaged goods manufacturer will need to agree to promote and advertise their products using the Coupon Exchange Centers and agree to clear their coupons through the Company's electronic coupon clearing system. The supermarkets and other retailers will need to agree to allow the Company to place the Coupon Exchange Centers and the electronic clearing systems in their stores. The Company believes it has identified a number of product manufacturers that will advertise with and use the Company's products and services. The Company believes it has identified supermarkets that will install the Company's products and services. However, the Company does not have any binding agreements with such companies. Therefore, there can be no assurance that the supermarkets and manufacturers currently identified by the Company will enter into contractual relationships.

         DEPENDENCE ON COUPON USAGE

         The Company's success will depend in part upon the acceptance and usage by consumers. Any decrease in the demand for, or usage of coupons may materially affect the Company's business. Since demand for the Company's products and services by consumer product manufacturers, retailers and consumers is substantially interrelated, any lack of demand by any one of these would effect the Company's overall market acceptance.

         DEPENDENCE ON EXPANSION OF OPERATIONS

         To a significant extent, the Company's future success will be dependent upon its ability to engage in a successful expansion program. It will be dependent, in part, upon its ability to secure participating retailers in its chosen markets, attract customers for its coupon distribution and data products, maintain adequate financial controls and reporting systems, manage its growth, and obtain additional capital upon favorable terms. There can be no assurance that the Company will be able to successfully implement its planned expansion, finance its growth or manage the resulting larger operation.

PATENTS, TRADEMARKS AND TRADENAMES

         Company holds a United States patent containing 37 allowed claims on various aspects of its Coupon Exchange Centers and is currently in the process of applying for three additional patents. "Allowed claims" is a term used by the United States Patent Office to define the unique features of a patent. Each allowed claim (or "issued claim") of the patent is protected under the patent number awarded and is allowed over other prior art, publications or devices. In addition, the Company regards certain computer software and applications as proprietary and attempts to protect them through use of copyright and trademark laws and non-disclosure agreements.

         Although the Company believes that such proprietary rights offer a competitive advantage to the Company, it is possible that such rights may be invalid or that the Company has infringed or may infringe on existing or future patents or proprietary rights. In addition, certain aspects of the Company's products and services may not be adequately protected from infringement or copying by competitors. Further, there can be no assurance that the Company's patent would be upheld if challenged or that competitors might not develop similar or superior processes or services beyond the scope of the Company's proprietary rights.

         The Company has received protection for the following trademarks:
In$taClearing, In$taCa$h, ShareSwitch and ShareTrax. In addition, the Company has filed for protection for others. Therefore, the Company may not receive protection with respect to some of its proprietary marks. The Company also intends to prepare and file for federal trademark protection on other proprietary marks. However, there can be no guarantee that such protection will be available.

         The Company believes that proprietary rights are very important in the coupon clearing and marketing industry, and that such rights are a fundamental basis for competition in the industry. The Company will continue to take action to protect the new technology it develops and intends to defend vigorously against infringement of its proprietary rights.

COMPETITION

         IN-STORE COUPONING COMPETITORS

         The Coupon Industry is highly competitive, and the Company will encounter significant competition in connection with the operation of its business. These competitive conditions may adversely affect the Company's revenues, profitability and ability to meet its business objectives. In the in-store marketing industry, many formats including television, radio, newspapers and other coupons, compete for the advertising and promotion dollars spent by packaged goods manufacturers to help sell their products. A number of competitors have introduced and are successfully operating competing coupon systems, including checkout coupons, on-the-shelf coupon dispensers, computer-screen equipped shopping carts and others. The Company will be competing with many established companies having much greater financial resources, experience, and market share than the Company.

         The Company's primary competitors are Catalina Marketing Corp., Actmedia, now a part of News America Marketing, Inc., a division of News Corp., and InteroAct. Catalina Marketing has installed its couponing system in approximately 11,500 stores in the United States. Actmedia has an installed base of approximately 15,000 food stores in the United States. (In addition to in-store couponing, Actmedia also provided sampling and direct mail services.) InteroAct, a private company, was founded in 1994 and currently offers its products in approximately 1,250 stores.

         The Company believes that the primary methods of competition are in system effectiveness and the ability to target market and confirm market results. While the Company believes that its products and services offer numerous advantages over existing systems, there can be no assurance that it can effectively compete against other companies. The Company's competitors have significantly greater financial resources, established management, and a significant market presence, including name recognition. While the Company anticipates it system will operate in stores with competitive systems, to the extent that a competitor has installed another system in its retail locations, it may be more difficult for the Company to replace or add the Coupon Exchange Center and/or the electronic coupon clearing system. Further, the retailer may be contractually bound to maintain the existing system for several years.

         COUPON REDEMPTION COMPETITORS

         In the coupon clearing industry, several companies have well-established manual alternatives. Although no competitive electronic clearing system is on the market today, competitors have expressed a desire to develop a similar system, and there is no assurance that they could not succeed.

         The coupon redemption industry has two segments. One segment is the retail clearinghouses and the other segment is the manufacturers' agents. The retail clearinghouses help the retailer collect, count and process the coupons redeemed by the consumers. The manufacturers' agents help the manufacturers enforce their redemption policies and reimburse the retailers the face value of the coupons and dispense the coupon handling fee ($0.08 per coupon is the standard in the industry). Often the retail clearinghouse and the manufacturers' agents are divisions of the same company. The three leading companies in the industry are NCH NuWorld Marketing Limited, Inmar, Inc. and International Data.

         NCH NuWorld is the oldest and largest manufacturer agent clearinghouse servicing over 250 manufacturers. Inmar, Inc. is the parent company for Carolina Coupon Clearing, Carolina Manufacturers Service, and Carolina Reclamation Service. Inmar, Inc. was the second entrant into the industry, and within five years became the largest combined manufacturers' agent and retail clearinghouse. International Data, Inc. is a merger of Indiana Data and North American Data Processors and Consumer Response Corporation resulting in the largest retail clearinghouse.

RESEARCH AND DEVELOPMENT ACTIVITIES

         Of the $3,225,002 spent from inception to date by the Company on research and development, $1,923,363, or 60%, was spent in 1997 and 1998. In 1996 and prior, the Company spent $1,050,766 on research and development. In 1997, it spent $1,728,466, in 1998, it spent $194,897, and in 1999, it spent
$250,873. Such research and development expenses related predominantly to developing the technology included in the Coupon Exchange System and the coupon clearing system. The Company anticipates that research and development expenses will continue to be its most significant expenditures until product introduction.

COST OF COMPLIANCE WITH ENVIRONMENTAL LAWS

         The Company is unaware of any pending or proposed environmental laws, rules or regulations, the effect of which would be adverse to its contemplated operations.

EMPLOYEES

         The Company currently has 14 full-time employees. The Company considers its relations with its employees to be excellent. None of the employees are represented by a labor union, and the Company has not experienced any work stoppage. The Company anticipates that it will be required to add a significant number of new employees when Coupon Exchange Centers and In$taClearing systems are installed. The Company has identified numerous management personnel with experience and qualified backgrounds - some obtained while working for competitors - who have indicated they will accept employment with ISMSI. The Company does not have employment agreements with such persons and the Company may not be able to retain their services when desired or on terms acceptable to the Company.

AVAILABLE INFORMATION

         On December 15, 1999, the Company filed with the Securities and Exchange Commission its Registration Statement on Form 10, as subsequently amended. After the effectiveness of its Registration Statement, the Company became subject to the reporting requirements under the Securities Exchange Act of 1934. The public may read and copy any material filed by the Company at the SEC's Pubic Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549 or by calling 1-800-EC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statement, and other information regarding the Company. The Company's website is located at http://www.ismsi.net

ITEM 2 - PROPERTIES
-------------------

         The Company's principal executive offices and manufacturing facility are located at 15423 East Batavia Drive, Aurora, Colorado. The Company is leasing these premises (consisting of approximately 6,260 square feet) from Freund Investments on a month-to-month basis at a rate of approximately $3,130 per month. The Company is currently in the process of renegotiating the lease terms with the landlord, Freund Investments. The property is sufficient to meet the needs of the Company at this time.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

         To the knowledge of management, during the fiscal year ended December 31, 1999, and to the date of this Annual Report, no material legal proceedings to which the Company is a party are pending nor are any known to be contemplated, and the Company knows of no legal proceedings pending or threatened, or judgments entered against any director or o0fficer of the Company in his capacity as such.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the past quarter. The Company has scheduled its annual meeting for July, 2000 in Aurora, Colorado.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

         The common stock of the Company is listed on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") under the symbol "ISMS."

         The following table shows the range of high and low bid quotations for the Company's common stock for the past two fiscal years, as reported by the National Quotation Bureau monthly reports or "Pink Sheets". Prices reflect inter-dealer prices, and do not necessarily reflect actual transactions, retail mark-up, mark-down or commission.

                                STOCK QUOTATIONS
                                ----------------

                                                 HIGH                    LOW
                                                 ----                    ---
            1998
            ----
Fourth Quarter                                  $2.500                 $1.250

            1999
            ----
First Quarter                                   $2.000                 $1.250
Second Quarter                                  $2.625                 $1.250
Third Quarter                                   $2.500                 $1.000
Fourth Quarter                                  $1.937                 $1.250

         At April 13, 2000, the number of record holders of the Company's common stock was 286. These numbers do not include an indeterminate number of stockholders whose shares are held by brokers as "nominees" or in street name.

DIVIDENDS

         The Company has not paid any dividends with respect to its common stock, and it is not anticipated that the Company will pay dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         During the period commencing on January 1, 1999, through December 31, 1999, the Company sold the following unregistered securities:

         (1) During the period from January 1, 1999, through August 4, 1999, the Company sold and issued approximately 29.36 units (the "Units") to 40 investors at an effective purchase price of $1.00 per share. The Units were offered and sold in private transactions pursuant to the Company's Private Placement Memorandum dated November 3, 1998. Each Unit consisted of 100,000 shares of restricted common stock and warrants to purchase 100,000 additional shares of common stock. The common stock purchase warrants are exercisable at $1.25 per share if exercised during the first 12 months following the date on which such warrants were issued and at $1.50 per share if exercised at any time thereafter (before their expiration). The Units were sold in exchange for cash or the conversion of short term notes that were previously issued by the Company's predecessor and assumed by the Company following the merger with is predecessor on October 8, 1998. For a discussion of the conversion of notes, see Note 3 to the Financial Statements for the year ended December 31, 1999. Richmark Securities acted as placement agent in the offering. The Units were offered and sold in reliance on the exemptions from registration that are available under
Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and Regulation D promulgated by the Securities and Exchange Commission pursuant to the authority granted under the Act.

         (2) During the period from January 1, 1999 through September 30, 1999, the Company issued to certain accredited investors 1,084,871 shares of its common stock in exchange for the cancellation of notes payable by the Company in the principal sum of $368,750 and interest thereon in the amount of $63,288 and additional cash received of $148,750. The notes were issued to such investors by the Company's predecessor before the merger in 1998. The shares were issued in reliance on the exemptions under Section 4(2) and Regulation D promulgated therein.

          The notes and associated warrants were issued and sold by the predecessor to 200 accredited investors from 1996 through August of 1998. The notes assumed by the Company are convertible into shares of the Company's common stock at a conversion price of $1.00 per share. From time to time following the effective date of the merger and through December 31, 1999, the Company issued shares of its common stock upon conversion of such notes and exercise of such warrants by the holders thereof. All holders of such notes and warrants qualified as accredited investors. In connection with the conversion of certain of the notes, the Company issued additional shares of common stock to the holders. The notes were converted at prices ranging from $.20 to $1.00 per share of common stock. Following the merger and through December 31, 1999, the Company had issued a total of 2,780,852 shares of its common stock to 51 note holders (1,084,871 shares in 1999 and 1,695,981 in 1998). Following the merger and through December 31, 1999, the Company also had issued to five accredited investors an additional 106,875 shares of common stock upon exercise of the above-described warrants. The warrants were exercised at prices ranging between $0.07 and $0.37 per share.

         (3) Under the terms of an underwriting agreement, the Company issued to Richmark Securities 520,000 shares of the Company' s restricted common stock as consideration for services rendered in connection with the Company's offering pursuant to the Private Placement Memorandum dated November 3, 1998. The shares were issued in a private transaction in reliance on exemptions from registration available under Section 4(2) of the Act and Regulation D promulgated thereunder.

         (4) Effective as of July 13, 1999, the Company granted to Mr. Thomas Y. Gorman, the Company's Chief Financial Officer, options to purchase 100,000 shares of the Company's common stock at an exercise price of $1.00 per share. The options were granted as consideration for services rendered upon the successful completion of field trials of the Company's coupon selection, distribution and clearing system, pursuant to the terms of Mr. Gorman's revised incentive bonus program dated as of June 6, 1999. Such options were granted in reliance on Section 4(2) of the Securities Act.

         Each of the investors that purchased securities from the Company in 1999 (not including Richmark Securities) executed a subscription agreement, under which they substantially represented to the Company as follows:

         (1) That such investor is a sophisticated investor and has such knowledge and experience in financial and business matters so as to be capable of making an informed decision regarding such investor's investment in the Company.

         (2) That such investor was purchasing the securities for investment purposes only for the investor's account and not for the account of or on behalf of any other person or otherwise with a view to distributing such securities.

         (3) That such investor understood that the securities (including the underlying securities) were not transferable other than pursuant to a valid exemption from registration under the Securities Act.

         The Company provided a private placement memorandum to each investor. In addition, investors had the opportunity to ask questions and receive answers from the Company's executive officers regarding the Company's business and the proposed investment.

         Each investor also completed and returned a questionnaire indicating that such investor was an accredited investor at the time of the investment.

         At the time of the transactions described above, Richmark Securities was a broker-dealer registered with the National Association of Securities Dealers ("NASD").

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

         The following table sets forth certain historical audited financial data for In Store Media Systems, Inc., a Nevada corporation, for the fiscal years ended December 31, 1999, 1998, 1997 and 1996, which have been derived from, the financial statements of In Store Media Systems, Inc. and its predecessor, and the related notes thereto, which statements were audited by Causey, Demgen & Moore, Inc., independent auditors, and historical unaudited financial data for the fiscal year ended December 31, 1995.

                                                                          YEAR ENDED DECEMBER 31
                                                                          ----------------------
                                               Unaudited                                 Audited
                                                  1995              1996              1997               1998           1999
       STATEMENT OF OPERATIONS DATA:
       Costs and Expenses:
           Research and development            $        13       $   927,927        $ 1,728,466        $   194,897   $   250,873
           General and administrative              297,083           695,252            840,688            866,858     1,549,301
           Depreciation and amortization             6,638            31,672             51,438             61,777        66,229
                                               ------------      ------------       ------------       ------------  ------------
                  Operating Loss                  (303,734)       (1,654,851)        (2,620,592)        (1,123,532)   (1,866,403)
                                               ============      ============       ============       ============  ============

       Other income (expense):
           Interest income                             -0-            19,039              4,791             28,147        30,422
           Litigation settlement                       -0-               -0-           (156,250)               -0-           -0-
           Debt conversion costs                       -0-               -0-           (257,894)           (20,000)     (107,250)
           Interest expense                         (1,341)         (840,661)        (1,551,362)          (775,591)   (1,242,471)
                                               ------------      ------------       ------------       ------------  ------------
                  Total other income (expense)      (1,341)         (821,622)        (1,960,715)          (767,444)   (1,319,299)
                                               ------------      ------------       ------------       ------------  ------------
       Net Loss                                $  (305,075)      $(2,476,473)       $(4,581,307)       $(1,890,976)  $(3,185,702)
                                               ============      ============       ============       ============  ============
       Basic and diluted net loss per
           common share                        $     (0.01)      $     (0.06)       $     (0.11)       $     (0.04)  $     (0.06)
       Weighted average common shares
           outstanding                          40,900,000        41,300,000         40,800,000         49,000,000    57,900,000

       BALANCE SHEET DATA:
       Cash and cash equivalents               $    47,595       $   704,740        $     1,726        $   316,444   $   248,325
       Working capital (deficit)                    54,271        (2,044,309)        (4,937,870)        (3,680,153)   (2,989,244)
       Total assets                                930,264         2,441,274          1,375,016          1,299,568       876,535
       Long term liabilities                        64,759            32,626            196,569            249,770       247,880
       Shareholders equity (deficit)               173,010        (1,200,288)        (4,267,082)        (3,227,921)   (2,791,628)


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATION
         ------------

OVERVIEW

         The Company is a development stage company engaged in the development of its system for selecting, distributing and electronically clearing coupons, certain components of which are patented, as more fully described in ITEM 1 BUSINESS under the heading entitled "Patents, Trademarks and Tradenames." The Company has generated no revenue from operations and has continually incurred losses of approximately $13,108,616 since inception through December 31, 1999. The Company expects to incur additional losses through the end of the 2000 fiscal year.

         At December 30, 1999, the Company had negative stockholders' equity of $2,791,628, which reflects $10,880,738 of paid in capital less accumulated deficit of $13,108,616. The excess of the accumulated deficit amount over paid in capital primarily reflects the amount of funds generated through the sale of short-term convertible notes and debentures by the Company and its predecessor in private transactions in 1996, 1997, 1998 and 1999. At December 31, 1999, the Company had a working capital deficit of $2,989,244, which is equal to the amount of $431,039 in current assets less $3,420,283 in current liabilities on such date.

         The Company plans to continue on-going development of its coupon distribution and clearing system, to the extent permitted by available financing. The Company will require additional funds to continue its planned development efforts and implement its plan of operation over the next 12 months. The Company is actively pursing several financing opportunities. Some of the financing alternatives involve an investment directly into the Company, and others involve an investment into a subsidiary that is created to develop and operate one of the Company's products as a business unit. The Company is unable to provide any assurance that such additional funds will be available on commercially viable terms or at all. The Company may be forced to discontinue or curtail its operations and on-going development efforts if sufficient funds do not become available to the Company in a timely manner.

         Management believes that a major capital and corporate restructuring will be required in order to attract investment capital as well as qualified management personnel. There currently are no capital funding transactions pending and no assurances that such opportunities will become available in the near future, nor that management will be able to keep present operations viable.

         Through December 31, 1999, the Company remained burdened with debt obligations and a continuing lack of working capital. Management currently is focused on developing a product to create profitable operations and then recapitalizing the business when it has a demonstrable cash flow model to show potential investors

FINANCIAL CONDITION

         The Company had $876,535 in total assets and approximately $3,668,163 in total liabilities at the end of fiscal year 1999, as compared to $1,299,568 and $4,527,489 at the end of fiscal 1998, respectively. Accounts payable and accrued expenses at the end of fiscal year 1998 were $587,674 as compared to $943,037 at December 31, 1998. The Company had a working capital deficit of $2,989,244 at December 31, 1999, as compared to a working capital deficit of $3,680,153 at December 31, 1998. The difference primarily is attributed to reductions in the accounts payable of $355,363, reductions in the notes payable of $642,353 and reductions in the notes payable (shareholder) of $23,500.

RESULTS OF OPERATIONS

         The Company's operational costs at December 31, 1998 historically have increased or decreased primarily due to the expansion or contraction of the Company's ongoing research and development efforts. The Company has incurred operating expenses of $8,235,057 since the inception of the Company's predecessor in 1992 through December 31, 1999. These expenses include $3,225,002 in research and development expenses and $4,785,663 in general and administrative expenses. Subject to the availability of additional funds, the Company expects its operational expenses and costs to increase as it expands its efforts to complete the development of its systems, products and services, and expects to commence manufacturing and installation of its equipment. The Company also expects operational costs to increase as it expands its marketing and promotional efforts in connection with the introduction of its products and services.

         FISCAL YEAR ENDED DECEMBER 31, 1999, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1998

         For the fiscal year ended December 31, 1999, the Company sustained net operating losses of $3,185,702, as compared to net losses of $1,890,976 for the fiscal year ended December 31, 1998. The increase in operating losses primarily was due to an increase in research and development expenses, and increase in general and administrative expenses, an increase in depreciation and amortization expenses and an increase in interest expense.

         The Company's operating expenses for fiscal 1999 increased by approximately 66% to $1,866,403, as compared to operating expenses of $1,123,532 for the 1998 fiscal year. Operating expenses consist of research and development expenses, general and administrative expenses and depreciation and amortization costs and expenses. The increase in operating expenses in 1999 was due to an increase in research and development costs, which increased by approximately $55,976 to $250,873 for the 1999 fiscal year, as compared to research and development expenses of $194,897 for the 1998 fiscal year. The increase in research and development expenses was due to an increase expenditures on design rendering of the products to be produced, the creation of prototypes and the development of an in-house lab, which is a mock, small-scale supermarket that is used for testing and development. General and administrative expenses increased by approximately $682,443 or 79% to $1,549,301 for the 1999 fiscal year, as compared to general and administrative expenses of $866,858 for the preceding fiscal year. The increase in general and administrative expenses primarily was due to the addition of Lawrence Mortimer Executive Marketing and Sales, Michael Parsons Director of Project Management and Technology and the addition of other marketing and programming personnel. Depreciation and amortization costs increased by 7% to $66,229, as compared to depreciation and amortization costs of $61,777 for the 1998 fiscal year. The increase in depreciation and amortization costs primarily was due to the purchase of additional computer equipment and production machinery.

         The Company's net non-operating expenses (including non-operating interest income, litigation settlement expenses and interest expense) increased by approximately 72% to $1,319,299 for the fiscal year ended December 31, 1999, as compared to non-operating expenses of $767,444 for the 1998 fiscal year. The decrease was primarily due to a 60% increase in interest expense, which represented 94% of the non-operating expenses for 1999 and approximately 101% of the non-operating expenses for the 1998 fiscal year. The increase in interest expense was primarily due to value assigned to the extention of the warrant exercise period related to the Company's debt offerings.

         FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 1997.

         For the fiscal year ended December 31, 1998, the Company sustained net operating losses of $1,890,976, as compared to net losses of $4,581,307 for the fiscal year ended December 31, 1997. The decrease in operating losses was primarily due to the below-described reduction in research and development expenses and interest expense.

         The Company's operating expenses for fiscal 1998 decreased by approximately 57.1% to $1,123,532, as compared to operating expenses of $2,620,592 for the 1997 fiscal year. Operating expenses consist of research and development expenses, general and administrative expenses and depreciation and amortization costs and expenses. The decrease in operating expenses in 1998 was entirely due to a decrease in costs and expenses associated with research and development, which decreased by approximately 88.7% to $194,897 for the 1998 fiscal year, as compared to research and development expenses of $1,728,466 for the 1997 fiscal year. The reduction in research and development expenses was due to a reduction in the amount of capital available for research and development. The offsetting increase was due to a slight increase in general and administrative expenses and an increase in depreciation and amortization costs. General and administrative expenses increased by approximately $26,170 or 3.1% to $866,858 for the 1998 fiscal year, as compared to general and administrative expenses of $840,688 for the preceding fiscal year. The increase in general and administrative expenses was primarily due to the addition of Mr. Tom Gorman as Chief Financial Officer to the management team. Depreciation and amortization costs increased by 20.1% to $61,777, as compared to depreciation and amortization costs of $51,438 for the 1997 fiscal year. The increase in depreciation and amortization costs was primarily due to the purchase of additional computer equipment and production machinery.

         The Company's net non-operating expenses (including non-operating interest income, litigation settlement expenses and interest expense) decreased by approximately 60.9% to $767,444 for the fiscal year ended December 31, 1998, as compared to non-operating expenses of $1,960,715 for the 1997 fiscal year. The decrease was primarily due to a 50.0% decrease in interest expense, which represented all of the non-operating expenses for 1998 and approximately 79.1% of the non-operating expenses for the 1997 fiscal year. The decrease in interest expenses was primarily due to the conversion of principal and accrued interest payable on certain notes previously issued by the Company's predecessor into shares of the Company's common stock. In addition, the Company had $20,000 of debt conversion costs in 1998, as compared to debt conversion costs of $257,894 in 1997. The Company also incurred litigation settlement expenses of $156,250 in 1997, as compared to no such costs in 1998. The litigation settlement expenses incurred in 1997 were related to the legal expenses and other expenses in the successful outcome of a shareholder derivative lawsuit against Healthstar, Inc., Peter Indovina, et al, and the Company's lawsuit against Continum Technology Corporation. The Company's interest income increased to $28,147 in the 1998 fiscal year, as compared to interest income of $4,791 in 1997. The increase in interest income was primarily due to an increase of the Company's account balances in its money market accounts.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company's principal requirements for capital have been to finance the cost of research and development of its coupon selection, dispensing and clearing systems and related technologies, and to pay for expenses associated with securing patent protection, formulating its business strategy and developing strategic relationships with third parties, such as Unisys Corporation, retailers and product manufacturers. The Company has historically financed its operations through loans and investments by directors and officers, and the sale of equity and debt securities in private transactions in reliance upon exemptions from the registration and qualification requirements under federal and state securities laws.

         At December 31, 1999, the Company had $3,420,282 in current liabilities, of which $2,739,371 (including $599,284 of interest accrued thereon) was in the form of convertible, short-term debentures issued by the Company and its predecessor in private transactions during the 1998, 1997 and 1996 fiscal years. At December 31, 1999, the Company was in default of its obligations under the notes issued to investors by the Company and its predecessor. A principal portion of the notes was converted into shares of the Company's common stock during the 1998 and 1999 fiscal years. At December 31, 1999, notes in the aggregate principal amount of $2,140,087 remained outstanding, as compared to notes in the aggregate principal amount of $2,782,440 that were outstanding on December 31, 1998. The remaining portion of the Company's current liabilities is primarily comprised of continuing payment obligations of approximately $490,000 (at December 31, 1999) to Unisys Corporation. The Company relies on the availability of additional capital to satisfy all such obligations.

         The Company will require additional capital to continue and complete development of its systems, to market its products and services and to implement its business strategies. The Company has limited access to additional sources of equity and debt financing and it can provide no assurance that additional funds will be available on commercially acceptable terms or in a timely manner to enable the Company to continue its operations as expected.

         The Company's cash position deteriorated since the end of fiscal 1998 through December 31, 1999. At December 31, 1999, the Company had available cash of $248,325, as compared to available cash of $316,444 at December 31, 1998. At the current spending rate of approximately $125,000 per month, the Company expects that such funds will be insufficient to continue operations beyond the second quarter of 2000.

         Additionally, the Company's debt obligations have decreased since the end of the last completed fiscal year and the end of the 1998 fiscal year, as additional holders of notes issued in 1996, 1997 and 1998 have converted the Company's payment obligations under such notes into shares of the Company's common stock. At December 31, 1999, the total principal amount payable on all such previously issued notes decreased by approximately 23% to $2,140,087, as compared to $2,782,440 payable on notes at December 31, 1998.

         The Company is a party to an agreement to acquire the assets of the Partnership for Shares Marketing, Inc. for $500,000 in cash and 1,500,000 shares of common stock, contingent upon the availability of funding. Upon consummation of this transaction, the Company will acquire a national database containing information on approximately 73 million households, which the Company expects to contribute to its wholly owned subsidiary, Data Driven Marketing, Inc. Other than in connection with the above-described transaction, the Company has no future commitments for capital expenditures.

         During fiscal year ended December 31, 1999, the Company issued 4,733,841 shares of its common stock valued at $3,182,100 to an aggregate of 68 investors. See Notes 3 and 5 to the Financial Statements.

         The Company lacks sufficient capital or revenue to continue supporting the losses generated by its development. The Company, as it is currently structured has made progress in becoming an attractive investment for new equity investors players, but the Company has a long way to go to qualify for conventional bank or venture capital financing. Additional equity capital is necessary to finance working capital for development. Management is resolved to continue search for the right financing formula as long as it can quickly put the Company, or its subsidiaries, on the path to generate positive cash flow. Due to the current financial condition of the Company and the relative lack of liquidity in the market for the Company's common stock, no assurance can be made that the Company will be successful in raising any substantial amount of capital through the sale of equity securities, or with additional bank debt on favorable terms in the near future. Never the less, due to such conditions, the Company may be required to issue common stock to pay executives, consultants and other employees, which may have a dilative effect on other shareholders of the Company. Failure of the Company to acquire additional capital in the form of either debt or equity capital will most likely impair the ability of the Company to meet its obligations in the near or medium term. (See - Note 1 to Financial Statements).

YEAR 2000 COMPLIANCE; YEAR 2000 READINESS DISCLOSURE

         BACKGROUND

         Before the rollover of the year from 1999 to 2000, many of the world's computer systems and programs used two-digit date fields to designate a year, which meant that two-digit date systems would recognize the year 2000 as 1900 or not at all. Because the activities of many businesses are affected by dates or are date-related, the inability of these systems or programs to use such date information correctly could result in system failures or disruptions and lead to disruptions of business operations in the United States and internationally (the "Year 2000 Problem"). In the case of the Company, such disruptions may include, among other things, an inability to process transactions, send or process invoices, or engage in similar routine business activities.

         Although the transition to the Year 2000 did not have any significant impact on the Company or its reporting systems and operations, the Company will continue to assess the impact of the Year 2000 Problem on its systems and those of third-party service providers. Issues relating to the Year 2000 Problem arise in a number of different contexts in which the Company and its operating subsidiary use or access computer programming. In its operations, the Company uses both third-party and internally developed software programs and relies on customary telecommunications services, as well as building and property logistical services, including, without limitation, embedded computer-controlled systems. The Company generally will also rely heavily upon suppliers, as well as data processing, transmission and other services provided by third-party service providers, including, without limitation, product distribution and delivery, and information services.

         The Company will rely upon independent internal local access network
(LAN) computer systems. In addition, the Company leases office space from third parties and may conduct business through multiple locations in major cities. Although the Company will, for the most part, conduct business independently, it will substantially use similar third-party software and have common relationships and dependencies with third party service providers.

         ASSESSING THE IMPACT OF THE YEAR 2000 PROBLEM ON THE COMPANY'S
OPERATIONS

         The Company has reviewed its computer systems and programs, including information technology ("IT") and non-IT systems, and has determined that they are in compliance with the requirements of the Year 2000. The Year 2000 problem, however, is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year to 00. The Company relies on a variety of third party vendors and service providers in the daily operation of its web sites. The Company relies on third party data providers in connection with its marketing efforts, as well as its internal IT staff. The Company also will rely on third party service providers for shipping and handling of products. All such third party providers depend on computing systems and software, and are susceptible to Year 2000 related problems. Also many of the data feeds that third party service and data providers use to deliver data and information to the Company are generated through various data compilation sources that are also reliant on computer technology and software. If a significant number of these computers fail to function correctly, the Company may not be able to correctly process or deliver orders, process transactions or continue the development of its products. Although the Company could incur substantial costs in connection with the failure of third-party computing systems and software, such costs are not sufficiently certain to estimate at this time.

         To date, the Company has incurred over $10,000 in expenses to purchase Year 2000 compliant servers and software. All three servers have been upgraded to the latest software, Microsoft Windows NT 4.0 servicepak 5, which is Year 2000 compliant. The Company estimates that it will not incur any material additional expenses in staffing and related general and administrative expenses to make existing hardware and software Year 2000 compliant. As of the date of this Registration Statement, the Company does not expect to incur additional expenses for Year 2000 remediation. The Company anticipates that the most likely worst case scenario relating to the Year 2000 problem is that its servers could malfunction and become inoperative. As a result, the Company may be required to shut down its network until such time as the necessary repairs and corrections are made. While the Company expects that it will be able to complete all such necessary corrections and repairs in approximately one week, it is unable to provide any assurance or guarantee that it can reestablish server operations during this time frame. The Company does not expect any such disruptions in server operations to have a material impact on its operations, as it is currently engaged primarily in research and development activities. Consequently, such disruptions are expected to affect the Company's operations to the extent that the inability to access the network would limit the ability of office personnel to share files electronically.

         CONTINGENCY PLANNING

         The Company has not developed any plan to address contingencies arising from the inability of third-party service providers to become Year 2000 compliant in a timely manner. Consequently, no assurance can be given that the potential failure of third-party systems will not increase the Company's operating costs or create uncertainties that may have an adverse effect on the Company's operating results or financial condition.

         The Company does not at this time have any plans to develop a comprehensive contingency plan with respect to the possible failure of computing systems or interruptions relating to the rollover of the two-digit year to 00. The Company has limited its contingency planning to identifying alternative third party providers that would be available if the Company's current providers are unable to perform in a timely manner. The Company is not actively pursuing such alternatives, but expects that alternative providers would be available to provide replacement products and services if the need should ever arise.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
---------------------------------------------------------------------

         The Company does not own or invest in market risks sensitive instruments for trading or other purposes.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

         The financial statements listed in the accompanying index to financial statements are set forth under Part IV, Item 13 to this Report, and are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         To the best knowledge of current management, there were no disagreements with the Company's current auditor.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

         Effective on March 8, 2000, due to failing health, our former Chief Executive Officer, Everett E. Schulze, Jr. was replaced by Donald P. Uhl. Our executive officers and directors and their ages at the date of this annual report are as follows:

NAME                   AGE       POSITION
----                   ---       --------
Donald P. Uhl           65       Chief Executive Officer, President and Chairman
Thomas Y. Gorman        42       Chief Financial Officer and Director
Charles Chavez          53       Vice President, Technology
Lawrence Mortimer       51       Senior Vice President of Marketing
Frank J. Pirri          58       Director
Joel Monsky             61       Director
Charles Schulze         28       Director of Purchasing and Director

         The following discussion includes biographical information regarding the Company's officer, directors and significant employees.

         DONALD P. UHL, age 65, is the co-founder of the Company and has been Chief Executive Officer and President since March 2000. From inception of the Company's predecessor in 1992 until March 2000, he has served as the Executive Vice President and a director of the Company and its predecessor. From February 1992 to October 1992, Mr. Everett Schulze (as President of Es-Tech) engaged Mr. Uhl to facilitate the marketing and production of the CanPactor. Before working on the CanPactor project, since 1990, Mr. Uhl served as Vice President of Corporate Development for Premier Technologies, Inc., a start-up company engaged in the production of electronic cable-test equipment. From 1988 to 1990, Mr. Uhl was the President of Capital Funding Advisors, Inc., a consulting firm specializing in developing funding proposals for small emerging companies. Before that time, Mr. Uhl was founder, Chairman and President of Western Energy Development Company, Inc., a public corporation, which grew from $3 million to $26 million in assets during Mr. Uhl's tenure from 1980 to 1988. Mr. Uhl also was chairman of the Pikes Peak Area Council of Governments from 1980 to 1982, and served on the Governor's Front Range Policy Committee in from 1980 to 1981. He was also the Mayor of Monument, Colorado, from 1978 to 1982.

         THOMAS Y. GORMAN, age 42, has been the Company's Chief Financial Officer since June 1, 1998. Before joining In Store Media and since January of 1994, Mr. Gorman was the director of business development for PAC Enterprises, Inc. Mr. Gorman participated in the debt and equity financing for projects in South America, Eastern Europe, Africa, and Asia that had a total combined value of over $245 million, and managed the prospective deals for PAC in Eastern Europe and Russia. He has 20 years experience in financial and marketing management as a director, president and vice president of several companies including Roman Labs, Inc., a medical equipment manufacturer and U-Choose-It, Inc., a television production company. Mr. Gorman is also currently a member of the board of directors of Arete Industries, Inc. of Boulder, Colorado (OTCBB:
"AREE"). Mr. Gorman joined Arete's board as an outside director in September 1998 to work with its management on its turnaround. Arete is currently divesting itself of its printing business and changing its focus to internet sporting goods sales. Mr. Gorman has an MBA from the University of Colorado, a B.A. in economics from DePauw University (Greencastle, Indiana).

         CHARLES CHAVEZ, age 53, has been a director of the Company since 1995 and was appointed as Vice President of Operations in 1997. For the last 22 years, Mr. Chavez has been the owner and operator of Prestige Painting, Inc., a commercial remodeling business. Mr. Chavez has a wide range of business experience. He has particular expertise in project estimation and planning and will be in charge of system installations and POD setups for the Company.

         LAWRENCE P. MORTIMER, age 51, was appointed as the Company's Senior VP of Marketing as of August 1, 1999. Before joining the Company, since January of 1999, Mr. Mortimer was an independent consultant to Morris International, a sports and marketing company, and Fuel Rewards, Inc., a retail rewards and loyalty program company. Before that time and from August of 1997, Mr. Mortimer served as Senior Vice President for News America Marketing ("NAM"). NAM, a division of News Corp. (NYSE: NWS), the industry leader in publishing and distributing of "free standing inserts," which are the coupon supplements that NAM includes in approximately 60 million newspapers each week. Before his involvement with NAM, he served as Vice President of Sales of Actmedia since 1989. During his tenure, annual sales increased from $16 million in 1989 to $120 million in 1998. Actmedia, a division of Heritage Media, was acquired by News Corp. in August of 1997, when News Corp. paid $1.3 billion for Heritage Media and its subsidiaries. Actmedia pioneered the instant coupon machines that distribute coupons at point of sale, which are the small coupon dispensers attached to grocery store shelves at major supermarkets. Mr. Mortimer received a Bachelor of Arts degree from Point Park College and has completed several professional workshops and seminars, including the Gannett Management Seminar in 1998.

         CHARLES A. SCHULZE, age 28, is the son of Mr. Everett Schulze and has been a director of the Company and its Director of Purchasing since 1998. As part of his responsibilities, Mr. Schulze supervises the Company's prototype production facility. Before the Company's merger in October of 1998, Mr. Charles Schulze served in the above-described capacities for the Company's predecessor since its inception. Before that time and since 1993, Mr. Schulze was employed as in-house information manager for the Company's predecessor. Mr. Schulze is the President and a principal shareholder of American International Investments, Inc., the Company's principal shareholder.

         FRANK J. PIRRI, age 58, has been a director of the Company since 1995. He has over 37 years of experience in the management of consumer motivational programs. From 1993 to the present, Mr. Pirri has served as Vice Chairman of Incentive Marketing Services at S&H Citadel, Inc., a full service marketing services firm with annual revenue of approximately $130.0 million. At S&H Citadel, Mr. Pirri was the co-leader of a merger team responsible for directing the consolidation of certain divisions, which resulted in total savings of $10.0 million. He was also the head of strategic planning activities and the manager of a vertical integration program. Since last year, Mr. Pirri has also served as the Senior Vice President of Mypoints.com, which is a development-stage company engaged in providing direct marketing services through the Internet. For two years before his engagement with Mypoints.com, Mr. Pirri was the Executive Vice President of MotivationNet, a development-stage internet loyalty and rewards company. Intellipost, Inc. acquired MotivationNet to create MyPoints.com. For two years before his employment at MotivationNet, Mr. Pirri was a consultant and the President of Life Facts, Inc., a provider of medical information services. Mr. Pirri also has served in various executive capacities at the Sperry & Hutchinson Company, where he has been the president and vice president of divisions that developed consumer motivational and loyalty programs for retailers and consumer packaged goods manufacturers. Mr. Pirri received an MBA degree from the Kellogg Graduate School of Management at Northwestern University and a B.B.A. degree in marketing from Pace University.

         JOEL MONSKY, age 56, has been a director of the Company since 1995. Mr. Monsky has 38 years of experience in management and the sales and development of consumer databases with National Birth Record Company and Demographics Systems, Inc. In 1997, Mr. Monsky, founded and became the President of The Partnership for Shared Marketing, which is a data marketing company whose clients included several of the top packaged goods manufacturers, advertising agencies, and supermarket chains. The Company has entered into an agreement to purchase certain assets of Partnership for Shared Marketing. See Item 7. Certain Relationships and Related Transactions. For ten years prior, Mr. Monsky was the Vice President of Marketing of Datapulse, Inc., which is a data marketing company. The Partnership for Shared Marketing is an acquisition target of the Company. These assets will be incorporated into the Company's wholly owned subsidiary called Data Driven Marketing, Inc. In 1991, Mr. Monsky co-founded and served as the Executive Vice President of Datapulse, Inc., the developer of a new survey technology. From 1991 to present, Datapulse, Inc. has surveyed over
9.5 million individual consumers in generating marketing data for major Fortune 500 companies. From its inception to the present, Mr. Monsky has generated approximately $10,000,000 in sales for Datapulse, including sales of specific Omnibus Telephone Survey questions and database sales.

         EVERETT E. SCHULZE, JR., age 48, is the founder of the Company's predecessor. Since inception of the Company's predecessor in 1992, Mr. Schulze has, on a full-time basis been the Chairman and CEO of the Company and its predecessor. Mr. Schulze is the inventor of the Company's technology. He has over 20 years experience with point-of-sale coupons (through consumer-interactive beverage container recycling centers). He holds 14 United States patents. Mr. Schulze has over 18 years experience as principal and CEO of manufacturing facilities which produced original design, close tolerance equipment for the food, oil & gas and aerospace industries. Before organizing the Company's predecessor, Mr. Schulze was President and CEO of Es-Tech International, Inc. ("Es-Tech"), which developed, manufactured and installed the Enviromint CanPactor, an aluminum can recycling center. Mr. Schulze invented the Enviromint CanPactor, established the assembly facilities and commenced installation outside various supermarkets. Mr. Schulze sold his interest in Es-Tech in 1993 to devote full time to In Store Media. Mr. Everett Schulze is the father of Mr. Charles A. Schulze, an employee and director of the Company.

SIGNIFICANT EMPLOYEES

         MIKE PARSONS, age 38, was appointed as the Company's Project Director in June of 1999. For the six years before joining the Company, Mr. Parsons was President of PAC International, Inc., an affiliate of PAC Enterprises, and an international systems engineering company serving the beverage-can industry. While serving as President, Mr. Parsons completed twenty projects in ten countries. During his six years at PAC, the number of major projects increased from an average of 0.8 per year to 3.3 per year. Mr. Parsons has also worked for Eastman Kodak as the Development and Design Engineer for Kodak's imaging product systems. Mr. Parsons is presently a member of the Professional Engineers of Colorado, and has been awarded ten US Patents. Mr. Parsons holds an MBA from the University of Colorado and a Bachelor of Science in Mechanical Engineering from Rochester Institute of Technology.

         BEVERLY B. BARR, age 57, was appointed as the Company's In$taClearing Operations Manager in 1999. Ms. Barr has over 15 years experience with coupon processing and in-store marketing systems. She has experience in marketing coupon clearing services for supermarkets and on coupon processing services for packaged goods manufacturers. Before joining the Company, Ms. Barr was employed by CompuCook, Inc., which provides a recipe based, in-store coupon system to various large supermarket chains. Before joining CompuCook, Inc., since 1994, Ms. Barr served as a Senior Sales Executive for International Data, Inc. Her responsibilities included promoting and selling coupon services to grocery retailers and purchased goods manufacturers throughout the United States. Before that time, from 1984 to 1994, Ms. Barr was a marketing consultant for subsidiaries of Inmar Enterprises, Inc. As marketing consultant, she was responsible for promoting and selling the coupon clearing, reclamation and related services. Ms. Barr currently provides services to the Company as a consultant. She devotes more than 50% of her time to performing her duties for the Company and, to the Company's knowledge, is not otherwise engaged as a consultant or employed by any other firm or business enterprise at this time.

         RHONDA MCCAULEY, age 37, joined the Company as Merchandising Operations Manager in 1999. Ms. McCauley has over 13 years experience in retail sales marketing and has had additional training and experience in building and maintaining client relationships with packaged goods manufacturers. Before joining ISMSI, since 1996, she was a Key Account Manager at PIA Merchandising Co. ("PIA"). As Key Account Manager, Ms. McCauley managed the relationship with Albertson's and Safeway. Before that time, since 1995, she was a merchandiser for the Target department stores. She has also worked directly with well-known packaged goods companies such as Johnson Wax, Ralston Purina, Colgate Palmolive, Helene Curtis, Hormel, Benckiser, Coors Brewing, Hallmark, Gillette and many others. Ms. McCauley has a Bachelor of Science degree in Business Administration from North Dakota State University.

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

REMUNERATION OF EXECUTIVE OFFICERS

         The following table sets forth information concerning the compensation received for the fiscal years ended December 31, 1999, 1998 and 1997, for services rendered to the Company in all capacities by the individual who served as the Company's Chief Executive Officer as of the end of the 1999 fiscal year and another highly compensated executives of the Company. The total amount of the annual salary and bonus payable to each of the Company's other executive officers for the last completed fiscal year was below $100,000.

                           SUMMARY COMPENSATION TABLE
                                                                                Long-Term Compensation
                                                                                ----------------------
                                       Annual Compensation                    Awards                 Payouts
                                       -------------------                    ------                 -------
    Other name and                                                          Restricted     Stock
Principal Compensation     Fiscal                                           Stock Awards   Options/
 Position station ($)       Year     Salary ($)   Bonus ($)   Other ($)         (#)        SARs (#)    ($)      All
 --------------------       ----     ----------   ---------   ---------         ---        --------    ---      ---
Everett E. Schulze, Jr.     1999     $  120,000      -0-         -0-            -0-          -0-       -0-      -0-
Director (1)(2)             1998     $  120,000      -0-         -0-            -0-        1,000,000   -0-      -0-
                            1997     $  120,000      -0-         -0-            -0-          -0-       -0-      -0-

Donald P. Uhl               1999     $   80,000      -0-         -0-            -0-          -0-       -0-      -0-
President, Chief            1998     $   80,000      -0-         -0-            -0-          -0-       -0-      -0-
Executive Officer and       1997     $   76,000      -0-         -0-            -0-          -0-       -0-      -0-
Chairman

Thomas Y. Gorman (1)        1999     $   96,000   $  15,000      -0-            -0-          -0-       -0-      -0-
Chief Financial Officer     1998     $   48,000   $   5,000      -0-          37,500       100,000     -0-      -0-
                            1997     $        0      -0-         -0-            -0-          -0-       -0-      -0-

-------------

         (1) All other compensation in the form of perquisites and other personal benefits has been omitted because the aggregate amount of such perquisites and other personal benefits constituted the lesser of $50,000 or 10% of the total annual salary and bonus of the named executive for such year.

         (2) Mr. Schulze served as the Company's Chief Executive Officer and Chairman of the Board at the end of the 1999 fiscal year. Due to failing health, Mr. Schulze was replaced recently by Mr. Uhl.

DIRECTOR COMPENSATION

         Directors of the Company who are also employees do not receive cash compensation for their services as directors or members of committees of the Board of Directors, but are reimbursed for their reasonable expenses incurred in connections with attending meetings of the Board of Directors or management committees.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

         Except as otherwise indicated, the following table sets forth certain information regarding the beneficial ownership of the Company's capital stock at December 31, 1999, by (i) each of the Company's directors and officers, (ii) each person or entity who beneficially owned more than five percent of the Company's capital stock, and (iii) all directors and officers of the Company as a group.


                                            NUMBER OF SHARES OF COMMON STOCK       PERCENTAGE OF SHARES OF COMMON
  NAME AND ADDRESS OF BENEFICIAL OWNER              BENEFICIALLY OWNED              STOCK BENEFICIALLY OWNED (1)
  ------------------------------------      --------------------------------       ------------------------------

Ronald F. Anderegg                                      4,886,921                            7.4%
1600 South Beacon Boulevard
Grand Havem MI 49417

Charles A. Schulze                                     20,614,198(2)                        31.2%
6756 South Holland Way
Littleton, CO 80128

Donald P. Uhl                                           3,705,000                            5.6%
15423 East Batavia Drive
Aurora, Colorado 80011

Charles Chavez                                          1,045,875(4)                         1.6%
15423 East Batavia Drive
Aurora, Colorado 80011

Frank Pirri                                               525,000                             *
15423 East Batavia Drive
Aurora, Colorado 80011

Larry Mortimer                                             50,000                             *
15423 East Batavia Drive
Aurora, Colorado 80011

Thomas Y. Gorman                                          137,500(3)                          *
15423 East Batavia Drive
Aurora, Colorado 80011
                                                       26,077,573 (2)(3)                    39.4%
All Officers and Directors as a Group
         (7 persons)

------------------
*        Less than 1.0%
(1) Beneficial ownership is determined in accordance with the applicable rules under the 1934 Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days from the date hereof, are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. Percentage ownership is based on 54,427,425 shares of Common Stock outstanding.

(2) Includes shares issued and sold to American International Investments, Inc. ("AII"), the entire outstanding capital stock of which is owned by the children of Mr. Everett E. Schulze, Jr., the Company's Chairman and CEO. Mr. Charles A. Schulze is the President of AII, by virtue of which he has investment and voting control with respect to the stock. Mr. Charles Schulze disclaims beneficial ownership of these shares other than through his derivative ownership interest in AII.
(3) Includes options to purchase 100,000 shares of the Company's Common Stock at an exercise price per share of $1.00, which are immediately exercisable.
(4) Includes 670,500 shares owned by members of Mr. Chavez's family, with respect to which Mr. Chavez disclaims beneficial ownership.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

AMERICAN INTERNATIONAL INVESTMENTS' CUMULATIVE CONVERTIBLE DEBENTURE

         In March of 1998, American International Investments, Inc. transferred 1,239,403 of its (pre-merger) shares of the common stock of the Company's predecessor to satisfy past due lease payment obligations of approximately $247,880 that the Company's predecessor owed to Northstar Financial ("Northstar"). The children of Mr. Everett E. Schulze, Jr., the Company's Chairman and CEO, own all of the outstanding shares of capital stock of AII, with respect to which Mr. Schulze disclaims beneficial ownership. In consideration of AII's payment of such lease obligations, the Company issued to AII a 16% cumulative convertible debenture in the principal amount of $247,880. The debenture matures on or before March 13, 2003. At the maturity date, AII will have the option of receiving cash payment or converting the amounts payable under the debenture into 1,000,000 (post-merger) shares of the Company's common stock. Interest accrues on a semi-annual basis and may be paid in cash upon conversion of the debenture or earlier at the election of the Company or converted into common stock of the Company at the rate of $1.00 per share. In the event of any liquidation, dissolution and winding up of the Company, AII (as holder of the convertible debenture) will be entitled to a liquidation preference equal to the sum of the principal amount plus any accrued interest payable on the debenture prior to any payment to the holders of the common stock. In connection with the transaction, AII also received a security interest in the equipment described in the original lease with Northstar.

LOANS TO AND FROM OFFICERS

         In January 1994, the Company made a loan to Mr. Schulze in the principal amount of $195,000. On May 7, 1999, the Company acquired all right, title and interest in the United States Patent application file number 2937-9 titled "Merchandising Using Consumer Information From Surveys" from Everett E. Schulze, Jr., the inventor, in satisfaction of the principal and interest in the amount of $244,310.58 payable to the Company from Everett E. Schulze, Jr.

         During 1997 and 1998, the Company borrowed funds from American International Investments, Inc. Such loans are evidenced by promissory notes bearing interest at an annual rate of 10% and payable upon demand by the holder. As of December 31, 1998, the accumulated interest and principal amount outstanding and payable on the note was $110,167. Management believes that such funds were borrowed on terms no less favorable than would otherwise have been available to the Company through unrelated third-party sources.

CERTAIN BUSINESS RELATIONSHIPS

         Pursuant to a promissory note dated March 7, 1997, the Company loaned $50,000 to Mr. Joel Monsky, a director of the Company, and two relatives of Mr. Monsky, all of whom are shareholders of The Partnership For Shared Marketing, Inc ("Partnership"). On January 27, 1999, the Company entered into an Asset Purchase Agreement with Partnership, under which the Company has agreed to purchase certain of the assets of Partnership in exchange for $500,000 and 1,500,000 shares of the Company's common stock. Pursuant to the Agreement, $50,000 of the cash obligation will be satisfied by cancellation of the amount payable to the Company on the promissory note issued to the Company by the principals of Partnership in 1997. The acquisition transaction is expected to close in 2000, when funds are available. The assets that the Company will acquire under the purchase agreement include a database developed by Partnership, which contains consumer information on over 73 million households.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

         Audited Financial Statements for the fiscal year ended December 31, 1999, including report of independent auditors.

(a)      EXHIBIT INDEX

EXHIBIT
 NUMBER            DESCRIPTION

2.1               Merger Agreement and Plan of Reorganization dated
                  September 15, 1998, by and between the Registrant (formerly known as Crescent Gold Corporation) and In Store Media Systems, Inc., a Colorado corporation (1)

3.1               Articles of Incorporation (1)

3.1.2             Certificate of Amendment filed with the Nevada
                  Secretary of State as of October 7, 1998 (1)

3.2               Bylaws of the registrant (as amended) (1)

4.1               Specimen of Common Stock of Registrant (1)

10.1 Memorandum of Understanding dated January 13, 1997, with Unisys Corporation (1)(3)

10.1.2 Memorandum of Understanding dated February 25, 1997, with Unisys Corporation (1)(3)

10.1.3 Memorandum of Understanding dated March 19, 1997, with Unisys Corporation (1)(3)

10.1.4 Memorandum of Understanding dated April 4, 1997, with Unisys Corporation (1)(3)

10.2 Employment Agreement dated August 1, 1999, by and between Registrant and Lawrence Mortimer (1)

10.3 Revised Incentive Bonus Program dated June 7, 1999, relating to bonus program for Thomas Gorman (1)

10.4 Commitment Letter dated February 17, 1998, addressed to the Company from Dougherty Funding LLC (1)

10.5 Asset Purchase Agreement dated January 27, 1999, by and between Registrant and Partnership for Shared Marketing, Inc., and amendments thereto (1)

23.1              Consent of independent auditors (2)

27.1              Financial Data Schedule (2)

-----------------
(1) Previously filed with the Commission with the Company's Registration Statement on Form 10, as amended.
(2)  Filed herewith.
(3) Portions ommitted pursuant to a confidential treatment request to be filed separately with the Commission.

(b)      REPORTS ON FORM 8-K.

         There were no Reports on Form 8-K of the Securities and Exchange Commission filed during the quarter ended December 31, 1999.

                            IN STORE MEDIA SYSTEMS, INC.

                                FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                 AND THE PERIOD FROM INCEPTION TO DECEMBER 31, 1999

                                        WITH
                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                          IN STORE MEDIA SYSTEMS, INC.


                          INDEX TO FINANCIAL STATEMENTS



   AUDITED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999 AND FOR THE PERIOD FROM DECEMBER 30, 1992 (INCEPTION) THROUGH DECEMBER 31, 1999:

   Report of Independent Certified Public Accountants                       F-2

   Balance Sheet as of December 31, 1998 and 1999                           F-3

   Statement of Operations for Years Ended December 31, 1997,
   1998 and 1999, and for the Period from December 30, 1992
   (Inception)  Through December 31, 1999                                   F-5

   Statement of Changes in  Stockholders'  Equity  (Deficit)
   For the Period from December 30, 1992 (Inception) Through
   December 31, 1999                                                        F-6

   Statement of Cash Flows For Years Ended December 31, 1997,
   1998 and 1999, and for the Period from December 30, 1992
   (Inception)  Through December 31, 1999                                   F-10

   Notes to Financial Statements                                            F-12

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


   The Board of Directors and Stockholders
   In Store Media Systems, Inc.


   We have audited the accompanying balance sheet of In Store Media Systems, Inc. (a development stage company) as of December 31, 1998 and 1999, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999, and for the period from December 30, 1992 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of In Store Media Systems, Inc. as of December 31, 1998 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, and for the period from December 30, 1992 (inception) through December 31, 1999, in conformity with generally accepted accounting principles.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has been primarily involved in research and development activities, resulting in significant losses and a stockholders' deficit at December 31, 1999 of $2,791,628. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


   Denver, Colorado
   February 18, 2000, except
   for Note 9 as to which
   date is March 29, 2000

                            IN STORE MEDIA SYSTEMS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                           December 31, 1998 and 1999

                                     ASSETS
                                                      1998         1999
                                                      ----         ----
Current assets:
  Cash and cash equivalents                          $ 316,444    $ 248,325
  Accounts receivable - Continuum (Notes 5 and 7)      100,000            -
  Note receivable - related party (Note 2)              58,588       63,860
  Inventory                                            121,075      117,295
  Other current assets                                   1,459        1,559
                                                     ---------    ---------

   Total current assets                                597,566      431,039

Property and equipment, at cost:
  Manufacturing equipment                              333,166      341,277
  Office furniture and equipment                        89,462      123,016
  Leasehold improvements                                55,228       55,228
                                                     ---------    ---------

                                                       477,856      519,521

  Less accumulated depreciation and amortization      (144,230)    (206,304)
                                                     ---------    ---------
   Net property and equipment                          333,626      313,217

Other assets:
  Advances and note receivable - related parties
   (Note 2)                                            280,344       45,085
  Debt issuance costs, net of accumulated amortization  14,172            -
  Deposits (Note 7)                                     30,970       29,159
  Patent costs, net of accumulated amortization of
   $13,394 (1998) and $18,089 (1999)                    42,890       58,035
                                                      ---------    ---------

   Net other assets                                    368,376      132,279
                                                     ---------    ---------

                                                     $1,299,568   $  876,535
                                                     ==========   ==========

                            See accompanying notes.
                                       F-3

                            IN STORE MEDIA SYSTEMS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                          December 31, 1998 and 1999

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                         1998       1999
                                                         ----       ----
Current liabilities:
  Accounts payable (Note 7)                          $ 943,037    $ 587,674
  Interest payable                                     430,468      599,284
  Notes payable (Note 3)                             2,782,440    2,140,087
  Notes payable-shareholder (Note 3)                   113,500       90,000
  Obligations under capital leases (Note 7)              8,274        3,238
                                                     ---------    ---------

   Total current liabilities                         4,277,719    3,420,283

Long-term liabilities:
  Obligations under capital leases (Note 7)            249,770            -
  Debenture payable - related party (Note 7)                -       247,880
                                                     ---------    ---------

   Total long-term liabilities                         249,770      247,880

Commitments and contingencies (Notes 5 and 7)


Stockholders' equity (deficit) (Notes 3 and 5):
  Preferred stock, no par value; 5,000,000 shares
   authorized, none issued                                   -            -
  Common stock, $.01 par value; 100,000,000 shares
   authorized, 59,094,686 (1998) and 63,828,527
   (1999) shares issued                                590,947      638,285
  Additional paid-in capital                         6,072,796   10,242,453
  Stock subscriptions received                          75,000            -
  Treasury stock, at cost; 2,687,500 (1998) and
   9,374,742 (1999) shares                             (43,750)    (563,750)
  Deficit accumulated during the development stage  (9,922,914) (13,108,616)
                                                    ----------   ----------

   Total stockholders' equity (deficit)             (3,227,921)  (2,791,628)
                                                    ----------   -----------

                                                    $1,299,568   $  876,535
                                                    ==========   ==========
                            See accompanying notes.
                                       F-4

                            IN STORE MEDIA SYSTEMS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF OPERATIONS
              For the Years Ended December 31, 1997, 1998 and 1999
and for the Period from December 30, 1992 (inception) through December 31, 1999


                                                                     Cumulative
                                                                    amounts from
                                     1997       1998        1999     inception
                                     ----       ----        ----    -----------

Costs and expenses:
  Research and development       $ 1,728,466   $ 194,897  $ 250,873 $ 3,225,002
  General and administrative         840,688     866,858  1,549,301   4,785,663
  Depreciation and amortization       51,438      61,777     66,229     224,392
                                 -----------   ---------  ---------  ----------

    Operating loss                (2,620,592) (1,123,532)(1,866,403) (8,235,057)

Other income (expense):
  Interest income                      4,791      28,147     30,422      82,399
  Litigation settlement (Note 7)    (156,250)          -          -    (156,250)
  Debt conversion costs (Note 3)    (257,894)    (20,000)  (107,250)   (385,144)
  Interest expense                (1,551,362)   (775,591)(1,242,471) (4,414,564)
                                 -----------   ---------  ---------  ----------

    Total other income (expense)  (1,960,715)   (767,444)(1,319,299) (4,873,559)
                                 -----------   ---------  ---------  ----------

Net loss (Note 4)               $(4,581,307)$(1,890,976)$(3,185,70)$(13,108,616)
                                =========== =========== ========== ============


Basic and diluted net loss per common
  share (Note 6)                     $ (.11)     $ (.04)    $ (.06)      $ (.31)
                                     =======     =======    =======      ======

Weighted average common shares
  outstanding (Note 6)           40,800,000  49,000,000 57,900,000   42,800,000
                                =========== =========== ==========   ==========

                            See accompanying notes.
                                       F-5



                             IN STORE MEDIA SYSTEMS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
             STATEMENT  OF CHANGES IN  STOCKHOLDERS'  EQUITY  (DEFICIT)
  For the Period from December 30, 1992 (inception) through December 31, 1999


                                                                                        Deficit
                                                                                       accumulated
                                                    Additional                         during the
                                   Common stock      paid-in      Stock      Treasury  development
                                Shares     Amount    capital   subscription   stock     stage          Total
                                ------     ------   ---------- ------------  -------- ------------    ------

Balance at December 30, 1992
 (inception)                            -  $      -  $       -   $     -     $      -  $         -  $         -

  Issuance of common stock in
   exchange for assignment of
   patent and services in 1993
   $.001 per share)(Note 5)    30,462,375   304,624   (281,529)        -            -            -       23,095

  Sale of common stock for cash
    in 1993 ($.07 per share)
    (Note 5)                    2,812,496    28,125    161,875         -            -            -      190,000

  Sale of common stock for
    hardware, software and lab
    time in 1993 ($.07 per
    share)(Note 5)              1,125,000    11,250     67,500         -            -            -       78,750

  Sale of common stock for cash
    in 1993 ($.21 per share)
    (Note 5)                       94,125       941     18,959         -            -            -       19,900

  Sale of common stock for cash
    in 1994 ($.08 per share)
    (Note 5)                    5,861,005    58,610    426,390         -            -            -      485,000

  Sale of common stock for cash
    in 1995 ($.40 per share)
   (Note 5)                       750,000     7,500    292,500         -            -              -    300,000

  Exercise of warrants in 1995
    ($.26 per share)               19,320       193      4,864         -            -              -      5,057

  Issuance of common stock for
    services in 1995, less shares
    returned ($.24 per share
    based on original shares
    issued)(Note 5)                75,000       750     41,646         -            -              -     42,396

  Sale of common stock for cash
    in 1995 ($.01 per share)
    (Note 5)                      297,000     2,970          -         -            -              -      2,970

  Exercise of warrants in 1996
    ($.20 per share)               22,680       227      5,783         -            -              -      6,010

  Issuance of warrants in
    connection with debt
    offering in 1996 (Note 3)           -         -  1,140,915         -            -              -  1,140,915


                        (Continued on following page)
                            See accompanying notes.
                                       F-6



                            IN STORE MEDIA SYSTEMS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
             STATEMENT  OF CHANGES IN  STOCKHOLDERS'  EQUITY  (DEFICIT)  For the
  Period from December 30, 1992 (inception) through December 31, 1999

                        (Continued from preceding page)


                                                                                        Deficit
                                                                                       accumulated
                                                    Additional                        during the
                                   Common stock      paid-in      Stock      Treasury  development
                                Shares     Amount    capital   subscription   stock     stage         Total
                                ------     ------  ----------- ------------  -------- ------------   ------

  Settlement reached to
    repurchase 2,687,500
    shares of common stock of
    the Company in 1996 ($.02
    per share)(Note 5)                  -         -          -         -      (43,750)           -      (43,750)
  Sale of common stock for
    cash and settlement of
    accounts payable in 1997
    ($.05 per share)              585,000     5,850     24,941         -            -            -       30,791

  Issuance of warrants in
    connection with debt
    offering in 1997 (Note 3)           -         -    361,201         -            -            -      361,201

  Purchase of common stock by
    conversion of note
    principal in 1997
    ($.27 per share)(Note 3)    1,416,146    14,161    608,755         -            -            -      622,916

  Purchase of common stock
    by conversion of note
    interest in 1997
   ($.27per share)(Note 3)        108,241     1,082     27,782         -            -            -       28,864

  Additional purchases of
    common stock for cash
    in connection with note
    conversions in 1997
    ($.27 per share)(Note 3)    1,765,278    17,653    453,088         -            -            -      470,741

  Net loss for the period
    from inception through
    December 31, 1997                 -           -          -         -            -   (8,031,938)  (8,031,938)
                              ----------  -------- ----------   --------     --------   ----------  -----------

Balance, December 31, 1997    45,393,666   453,937  3,354,669          -      (43,750)  (8,031,938)  (4,267,082)

  Issuance of warrants in
    connection with
    debt offering (Note 3)             -         -    157,996          -            -            -      157,996

  Issuance of common stock
   in exchange for services
   ($.17 per share)              937,500      9,375   150,625          -            -            -      160,000

  Sale of common stock for
    cash in 1998 ($.13 per
    share)                     2,250,000     22,500   277,500          -            -            -      300,000


                         (Continued on following page)
                            See accompanying notes.
                                       F-7



                            IN STORE MEDIA SYSTEMS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
              STATEMENT OF CHANGES IN  STOCKHOLDERS'  EQUITY  (DEFICIT)  For the
  Period from December 30, 1992 (inception) through December 31, 1999

                        (Continued from preceding page)

                                                                                       Deficit
                                                                                       accumulated
                                                    Additional                        during the
                                   Common stock      paid-in      Stock      Treasury  development
                                Shares     Amount    capital   subscription   stock     stage         Total
                                ------     ------  ----------- ------------  -------- ------------   ------
Exercise of warrants by
  conversion of note interest
  ($.14 per share( (Note 3)       56,260       562       3,188          -            -           -         3,750

Additional purchases of common
  stock for cash in connection
  with note conversions
  ($.27 per share)(Note 3)       427,500     4,275     109,725          -            -           -       114,000

Purchase of common stock by
  conversion of note principal
  and interest ($.52 per share)
 (Note 3)                      3,266,250    32,663   1,680,506          -            -           -     1,713,169

Exercise of warrants by
  conversion of note principal
  and interest ($.52 per share)
  (Note 3)                       736,543     7,365     369,612          -            -           -       376,977

Cash received in connection with
  subsequent conversion of note
  and interest to stock                -         -           -     75,000            -           -        75,000

Issuance of common stock
  pursuant to recapitalization
  (Note 5)                     6,000,000    60,000     (60,000)         -            -           -        29,245

Settlement of accounts payable
  by the issuance of common
  stock ($1.08 per share)         26,977       270      28,975          -            -           -        29,245

Net loss for the year ended
 December 31, 1998                     -         -           -          -            -  (1,890,976)   (1,890,976)
                              ----------  --------  ----------    -------     -------- -----------   -----------
                              59,094,686   590,947   6,072,796     75,000      (43,750) (9,922,914    (3,227,921)

Purchase of common stock by
  conversion of note principal
  and interest ($.73 per share)
  (Note 3)                       543,750    5,438      393,551          -            -           -       398,989

Exercise of warrants by
  conversion of note principal
  and interest ($.53 per share)
  (Note 3)                       541,121    5,411      283,638    (75,000)           -           -      214,049


                         (Continued on following page)
                             See accompanying notes.
                                       F-8



                            IN STORE MEDIA SYSTEMS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
               STATEMENT OF CHANGES IN  STOCKHOLDERS'  EQUITY  (DEFICIT) For the
  Period from December 30, 1992 (inception) through December 31, 1999

                        (Continued from preceding page)
                                                                                       Deficit
                                                                                       accumulated
                                                    Additional                        during the
                                   Common stock      paid-in      Stock      Treasury  development
                                Shares     Amount    capital   subscription   stock     stage         Total
                                ------     ------  ----------- ------------  -------- ------------   ------

  Sale of common stock for
    cash and in exchange for
    stock offering services
    ($1.00 per share)(Note 5)  3,456,360   34,563     2,444,139          -            -           -     2,478,702

  Exercise of warrants           116,250    1,162        17,838          -            -           -        19,000

  Issuance of common stock
    for employee compensation
    $.90 per share)               50,000      500        44,500          -            -           -        45,000

  Purchase of 6,687,242
    treasury shares ($.08
    per share) (Note 7)                -         -            -          -     (520,000)           -     (520,000)

  Issuance of common stock
    in settlement of account
    payable ($1.00 per share)     26,360       264       26,096          -            -            -       26,360

  Extension of exercise period
    of warrants issued in
    connection with debt
    offerings                          -         -      959,895          -            -            -      959,895

  Net loss for the year
   ended December 31, 1999             -          -           -         -             -    (3,185,702) (3,185,702)
                              ----------   --------  ----------   -------     ---------   -----------  -----------
Balance, December 31, 1999    63,828,527   $638,285 $10,242,453   $     -     $(563,750) $(13,108,616)$(2,791,628)
                              ==========   ======== ===========   =======     ========== ============ ===========


                            See accompanying notes.
                                       F-9

                            IN STORE MEDIA SYSTEMS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF CASH FLOWS
                                                                      Cumulative
                                                                       amounts
                                                                        from
                                 1997        1998         1999        inception
                                 ----        ----         ----        ---------
Cash flows from operating
  activities:
   Net loss                 $(4,581,307) $(1,890,976) $(3,185,702) $(13,108,616)
   Adjustments to reconcile
    net loss to net cash used
    in operating activities:
     Depreciation and amorti-
      zation                    51,438        61,777       66,229       224,392
     Common stock issued
      for services, patents,
      payables and extension
      of warrants                    -       189,245    1,075,494     1,333,200
     Amortization of debt
      issuance costs           677,961       291,120       72,568     1,718,508
     Reduction in note
      receivable - related
      party charged to
      research and development       -             -      244,311       244,311
     Changes in assets and
      liabilities:
       Accounts receivable
        and notes receivable   302,500        (4,838)      94,728       (63,860)
       Inventory                52,454        30,079        3,780      (117,295)
       Accounts payable      1,024,079      (299,818)    (355,363)      587,674
       Interest payable        189,674       300,822      168,816       709,174
       Other                    (1,000)         (430)        (100)       (1,559)
                             ---------      --------     --------      --------
     Total adjustments       2,297,106       567,957    1,370,463     4,634,545
                            ----------      --------    ---------     ---------
     Net cash used in
      operations            (2,284,201)   (1,323,019)  (1,815,239)   (8,474,071)

 Cash flows from investing
  activities:
   Purchase of property
    and equipment              (49,995)       (3,084)     (41,665)     (257,554)
   Decrease in advances -
    related party              (25,280)      (21,242)      (9,052)     (289,396)
   Patent costs                 (7,647)       (5,220)     (19,300)      (76,123)
   Lease deposits              (24,183)            -        1,811       (29,159)
                            ----------      --------    ---------     ---------
    Net cash used in
     investing activities     (107,105)      (29,546)     (68,206)     (652,232)

Cash flows from financing
 activities:
  Proceeds from sale of
   common stock                745,860     1,051,069    2,397,751     5,310,647
  Purchase of treasury
   stock                             -             -     (520,000)     (520,000)
  Proceeds from common
   stock subscriptions               -        75,000            -             -
  Proceeds from (repayments
   of) stockholder loans       102,500        11,000      (23,500)       90,000
  Repayments of capital
   leases                      (31,179)      (13,283)      (6,926)      (10,849)
  Proceeds from notes
   payable                     962,500       597,500            -     4,690,000
  Repayments of notes
   payable                     (91,389)      (54,003)     (31,999)     (185,170)

    Net cash provided by
     financing activities    1,688,292     1,667,283    1,815,326     9,374,628
                            ----------      --------    ---------     ---------
Net increase (decrease)
 in cash                      (703,014)      314,718      (68,119)      248,325

Cash and cash equivalents
 at beginning of period        704,740         1,726      316,444             -
                            ----------      --------    ---------     ---------
Cash and cash equivalents
 at end of period              $ 1,726     $ 316,444    $ 248,325     $ 248,325
                            ==========    ==========    =========     =========

                         (Continued on following page)
                             See accompanying notes.
                                      F-10

                            IN STORE MEDIA SYSTEMS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF CASH FLOWS
        For the Years Ended December 31, 1997, 1998 and 1999 and for the Period from January 1, 1993 (inception) through December 31, 1999

                         (Continued from preceding page)

   Supplemental disclosure of cash flow information:

                                                                      Cumulative
                                                                       amounts
                                                                        from
                                   1997        1998         1999      inception
                                   ----        ----         ----     ----------
Cash paid during period for
  interest                      $ 479,979   $ 430,491     $ 87,484  $ 1,187,946


   Supplemental disclosure of non-cash financing activities:

                                                                      Cumulative
                                                                       amounts
                                                                        from
                                   1997        1998         1999      inception
                                   ----        ----         ----     ----------
Common stock issued for:
  Services, patents and
   payables                       $     -   $ 189,245     $ 71,360    $ 329,066
  Conversion of notes payable     377,639   1,376,750      368,750    2,123,139
  Conversion of interest           29,813      80,077       44,239      154,129
  Cancellation of notes payable         -           -      300,000      300,000
                                  -------   ---------     --------    ---------

                                 $407,452  $1,646,072     $784,349   $2,906,334
                                 ========  ==========     ========   ==========

Warrants issued in debt offer:
  Additional paid-in capital    $ 361,201   $ 157,996    $ 959,895  $ 2,620,007
  Expensed as interest           (361,201)   (157,996)    (959,895)  (2,620,007)

Capital leases recorded:
  Purchase of fixed assets      $ 251,803   $      -     $       -  $   261,967
  Obligations under capital
   lease                         (251,803)         -             -     (261,967)





                              See accompanying notes.
                                       F-11

                            IN STORE MEDIA SYSTEMS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                          December 31, 1997, 1998 and 1999



1. Organization and summary of significant accounting policies

   Organization:

   In Store Media Systems, Inc., a Nevada corporation, was organized on December 30, 1992 to develop and market an electronic coupon clearing system for use in grocery stores. The Company is considered to be a development stage enterprise as more fully defined in Statement No. 7 of the Financial Accounting Standards Board. Activities from inception include research and development activities, seeking patents, as well as fund raising.

   On October 8, 1998, the Company consummated an agreement and plan of merger with Crescent Gold (Crescent), in which Crescent acquired all of the issued and outstanding common shares of the Company (see Note 5). The Company was merged into Crescent, and Crescent changed its name to In Store Media Systems, Inc. For accounting purposes, the acquisition has been treated as a recapitalization of the Company, based upon historical cost, a reverse acquisition with the Company as the acquirer. The Company owns 100% of Data Driven Marketing, Inc. which has had no activity through December 31, 1999.

   Basis of presentation and management's plans:

   The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant losses ($13,108,616 since inception) and a stockholders' deficit at December 31, 1999 of $2,791,628. The Company's continued existence is dependent on its ability to obtain the additional funding necessary to complete development of the coupon clearing system and successfully market the product.

   As described in Note 3, the Company has raised approximately $2,400,000 in additional equity funding in 1999 which provided additional liquidity for the Company for current operations. Subsequent to year end, the Company is offering for sale up to $3,500,000 of Series A preferred stock (see Note 9). The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

   Use of estimates:

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                            IN STORE MEDIA SYSTEMS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                          December 31, 1997, 1998 and 1999



1. Organization and summary of significant accounting policies (continued)

   Income taxes:

   The Company provides for income taxes utilizing the liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

   Inventory:

   Inventory consists of computer components and television sets to be used in the Company's product. Inventory is stated at lower of cost or market, determined by the first in-first out method.

   Property and equipment:

   Property and equipment is recorded at cost. Depreciation commences as items are placed in service and is computed using straight-line and accelerated methods over their estimated useful lives of five years or the term of the lease for leasehold improvements. Maintenance and repairs are expensed, and improvements and major renewals are capitalized.

   Patent costs:

   Patents are stated at cost less accumulated amortization which is calculated on a straight-line basis over the useful lives of the assets, estimated by management to average 16 years. Research and development costs and any costs associated with internally developed patents (with the exception of legal costs which are capitalized) and costs incurred to establish the technological feasibility of computer software are expensed in the year incurred.

   Impairment of long-lived assets:

   The Company  evaluates  the  potential  impairment  of  long-lived  assets in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company annually reviews the amount of recorded long-lived assets for impairment. If the sum of the expected cash flows from these assets is less than the carrying amount, the Company will recognize an impairment loss in such period.

   Stock options:

   The Company has  adopted  the  disclosure-only  provisions  of  Statement  of
   Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation. Accordingly, compensation is recorded only when the quoted market price of the Company's stock at the date of grant exceeds the amount an employee must pay to acquire the stock.

                            IN STORE MEDIA SYSTEMS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                          December 31, 1997, 1998 and 1999



1. Organization and summary of significant accounting policies (continued)

   Advertising costs:

   The Company expenses the costs of advertising as incurred. Advertising expense was $10,817, $13,843 and $136,371 for the years ended December 31, 1997, 1998 and 1999, respectively.

   Cash equivalents:

   For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

   Concentrations of credit risk:

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality financial institutions. At December 31, 1999 and at times during the years, the balance at one financial institution exceeded FDIC limits.

2. Notes receivable

   Notes receivable - officer:

   The Company's president received no salary until May 15, 1996. However, the Company has made a loan to the President and has paid certain storage and other expenses on his behalf. The effective date of the loan agreement and promissory note was January 3, 1994. The loan is unsecured and interest began to accrue on the outstanding balance as of September 30, 1996. Through December 31, 1998, the president drew $232,201 and repaid $37,200 leaving a balance of $236,892 (including accrued interest at the prime rate plus 2% of $41,891). The Company acquired certain proprietary technology owned by the president which the Company believes will compliment the Coupon Exchange Center System and add substantially to the Company's future revenues. During 1999, the Company forgave the loan in exchange for a patent. The balance of the loan and accrued interest of $244,311 has been recorded as research and development expense. Through December 31, 1999, the Company has advanced $45,085 to a company owned by the President. The advance is due on demand.

   Other notes receivable:

   The Company has advanced to a director of the Company and two of his relatives $50,000 to be applied toward the purchase of the assets of a partnership owned by these individuals. If the transaction is not closed, the advance is secured with a note and personal guarantees. The note was due on June 15, 1997 including interest at 9% per annum and is currently considered to be due on demand pending the outcome of the asset purchase.

                            IN STORE MEDIA SYSTEMS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                          December 31, 1997, 1998 and 1999



3. Notes payable

   Effective February 14, 1996, the Company initiated a private offering of 16 (the minimum) to 200 units each consisting of a $25,000 convertible, Promissory Note ("Notes") and warrants to purchase 56,250 shares of the Company's common stock. During the years ended December 31,1996, 1997 and 1998, the Company sold an aggregate of 170 units and issued notes payable of $3,040,000, $962,500 and $247,500, respectively. The term of the Notes was one year from date of issue and they bore interest at the rate of 9% per annum payable quarterly. The warrants consisted of 18,750 "A", "B", and "C" warrants to purchase shares of the Company's stock at an exercise price of $.07; $.67; and $1.33 per share, respectively. In addition, the Company has granted to a broker/dealer "A", "B", and "C" warrants equal to 10% of the warrants included in the units at the same price and also granted to an attorney 402,968 warrants to purchase common stock at $.67 per share exercisable for a period of five years from December 4, 1995. The Company has also paid the broker/dealer a 10% selling commission and a 3% non-accountable expense allowance on each unit sold in conjunction with the offering, and has issued warrants to purchase 1,875,000 shares of the Company's stock to a consultant who facilitated the offering. The exercise price for these warrants is approximately $.05 per share and they shall be exercisable for a period of five years from date of the close of the offering. The warrants issued to the note holders were valued at $1,069,996 and have been reflected as additional paid-in capital and a discount, proportionate to the issuance of the notes which is being amortized over the one year term of the notes. The warrants issued to the consultant and the attorney were valued at $397,500 and have been reflected as additional paid-in capital and debt issuance costs, proportionate to the issuance of the notes, which is being amortized to interest expense over the one-year term of the notes.

   In April of 1997, the Company requested note holders to extend the due date of the Notes. Note holders representing 62 Notes agreed to extensions of between 120 and 180 days. As of September 30, 1997, the Company had repaid $5,000 toward Notes which matured and were not extended. In consideration of a selling agent's assistance in getting note holder extensions, the Company agreed to pay a 5% cash commission and 5% of the warrants issued in connection with the Notes which were extended. The selling agent was issued 380,881 "A", "B", and "C" warrants. The warrants were valued at $127,500 and were treated as additional paid-in capital and debt issuance costs which are amortized to interest expense during 1997, 1998 and 1999.

   In a letter to the 1996 note holders in July 1997, the Company offered the note holders the opportunity to purchase the Company's restricted common stock at $0.27 per share with the principal of their notes, the accrued interest and/or additional cash. In 1997, $377,639 of the principal purchased 1,416,146 shares of common stock, $28,864 of the accrued interest purchased 108,241 shares of common stock and $470,741 of additional cash sales purchased 1,765,278 shares of common stock. The additional shares received as compared to the conversion provisions in the note have been reflected as debt conversion costs amounting to $257,894. In January and February of 1998, the short-term note holders purchased 427,500 of the Company's shares of common stock with $114,000 of cash, or $0.27 per share.

                            IN STORE MEDIA SYSTEMS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                          December 31, 1997, 1998 and 1999



3. Notes payable (continued)

   During 1998 and 1999, the Company offered its note holders the opportunity to convert their note principal, accrued interest and warrants into shares of common stock. The note holders purchased 3,266,250 and 543,750 shares of common stock in consideration for $1,006,250 and $141,250 in note principal, $116,062 and $22,989 of accrued interest and cash of $735,750 and $148,750 less offering costs of $144,893 and $0, respectively. In connection with the revised terms of the note conversion offer, the Company recognized debt conversion costs of $0 and $86,000 for the years ended December 31, 1998 and 1999, respectively.

   During 1998 and 1999, the Company offered its note holders the opportunity to exercise their warrants using note principal and interest. The note holders purchased 736,543 and 541,121 shares of common stock in consideration for $370,500 and $227,500 in note principal, $59,827 and $40,299 of accrued interest less offering costs of $53,350 and $0, respectively. In connection with the warrant exercise offer in 1998 and 1999, the Company issued a net of 41,983 and 48,207 new warrants valued at $20,000 and $21,250, respectively, and reflected as debt conversion costs.

   During 1998, the Company initiated a private offering of a maximum of $800,000 of Promissory Notes bearing interest at 10% per annum and warrants to purchase 320,000 shares of common stock exercisable at $1.00 per share for one year. As of December 31, 1998, $350,000 had been raised and 140,000 warrants were issued. The warrants issued were valued at $65,116 and have been reflected as additional paid-in capital and a discount on the issuance of the notes which is being amortized over the one year term of the notes.

   Notes payable at December 31, 1998 and 1999 consisted of the following:

                                                        1998        1999
   9% Notes payable, interest payable quarterly,
    principal past due, unsecured, in default at
    December 31, 1999                              $12,490,836 $ 2,090,087

   10% Notes payable, interest payable quarterly,
    principal past due, unsecured                      350,000      50,000

   Unamortized discount                                (58,396)          -
                                                   -----------   ---------

                                                   $ 2,782,440  $2,140,087
                                                   ===========  ==========

   Notes payable - shareholder at December 31, 1998 and 1999 consisted of the following:

                                                        1998        1999

   6% Notes payable to a shareholder related to
    the Company's  president,  interest accrued
    monthly, principal due at various dates
    during 1998, in default, unsecured, default
    interest rate set at 18%                        $ 113,500    $ 90,000
                                                    =========    ========

                            IN STORE MEDIA SYSTEMS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                          December 31, 1997, 1998 and 1999



4. Income taxes

   At December 31, 1999, the Company has a net operating loss carryforward of approximately $6,083,000, future tax deductions of $3,650,000 which may be used to offset future taxable income, and unused tax credits of $220,000. The future tax deductions result from capitalizing pre-operating costs for income tax reporting purposes and expensing these costs for financial statement purposes. Differences between the book loss and the tax net operating loss consists primarily of the above plus valuation of warrants and stock issued in connection with notes payable and for services. The net operating loss carryforward expires as follows:

                          2010                          $ 339,700
                          2011                          1,110,000
                          2012                          2,054,000
                          2013                            520,000
                          2014                          2,059,300
                                                        ---------

                                                       $6,083,000
                                                       ==========

   At December 31, 1998 and 1999, total deferred tax assets and valuation allowance are as follows:

                                                           1998        1999

    Net operating loss carryforwards                    $1,500,000  $2,269,000
    Capitalized pre-operating costs                      1,361,000   1,361,000
    Research and development tax credits                   220,000     220,000
                                                        ----------  ----------

    Total                                                3,081,000   3,850,000

    Less valuation allowance                            (3,081,000) (3,850,000)
                                                        ----------  ----------
                                                        $        -  $        -
                                                        ==========  ==========


   A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonable assured.

5. Stockholders' equity

   Recapitalization:

   On October 8, 1998, the Company entered into an agreement and plan of merger with Crescent to exchange all of the issued and outstanding common shares of the Company, in exchange for approximately 44,000,000 shares of Crescent's $.01 par value common stock, in a reverse acquisition.

                            IN STORE MEDIA SYSTEMS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                          December 31, 1997, 1998 and 1999



5. Stockholders' equity (continued)

   Pursuant to the agreement, Crescent agreed to have no unpaid liabilities at the effective date of the transaction. The exchange was consummated on
   October 8, 1998, and is presented on the statement of changes in stockholders' equity (deficit) as an issuance of 6,000,000 shares of common stock for cash proceeds of $0 pursuant to recapitalization. The net effect of this transaction was to record an increase in common stock and related decrease to additional paid-in capital of $60,000.

   Following the exchange, the Company's shareholders owned approximately 88% of the outstanding common stock of Crescent. The reverse acquisition has been accounted for as a recapitalization of the Company based upon historical cost. Accordingly, the number of authorized and issued common shares, par value of common stock and additional paid-in capital have been restated on the balance sheet and the statement of stockholders' equity to give retroactive effect to the recapitalization.

   Capital contributions:

   During the year ended December 31, 1993,  30,462,375  shares of the Company's common stock was issued in exchange for assignment of patents and services valued at $23,095, 2,812,496 shares were issued to Peter Indovina, et al for $190,000 cash, 94,125 shares were issued for $19,900 in cash, and 1,125,000 shares were issued to two vendors who provided an aggregate of $78,750 of hardware, software, laboratory time, and man hours for the development of the coupon exchange prototype which is included in research and development expense on the statement of operations. Additionally, the Company included in "units" sold in conjunction with a private offering memorandum, 30,900 warrants to purchase one share each of common stock for $.0267. In the aggregate, 19,320 of these warrants were exercised and the balance have expired.

   During 1994, the Company sold 2,437,500 shares of common stock to HealthStar, Inc. for $250,000 in cash, 3,374,755 shares to Peter Indovina, et al for $225,000 in cash, and 48,750 shares to others for $10,000 in cash.

   During the year ended December 31, 1995, 250,000 and 500,000 shares were sold to HealthStar, Inc. and Peter Indovina, et al, respectively, at $.40 per share and in addition, 1,500,000 warrants to purchase one share of common stock at $.67 per share were issued for a total of $300,000 cash. The warrants expired in 1997.

   During 1995, 187,500 shares were issued to an employee of the Company for services performed valued at $42,396. In November 1996, the Company recovered the unvested portion of the shares which amounted to 112,500 of the 187,500 shares issued. During 1995, the Company issued 297,000 shares of its common stock upon conversion of warrants issued in consideration for a bridge loan.

                            IN STORE MEDIA SYSTEMS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                          December 31, 1997, 1998 and 1999



5. Stockholders' equity (continued)

   As settlement of the Company's lawsuit against HealthStar, Inc. and Thomas Stateman (HealthStar/Stateman (see Note 7)), in 1996 the Company recovered:
   2,687,500 shares of its common stock; warrants to purchase 666,666 shares; and, all royalty rights by issuing a note payable to HealthStar for $700,000. This note also replaced a previous note of $656,250 resulting in an increase of $43,750 which amount has been reflected as treasury stock. The Company and HealthStar then jointly sued Continium Technology Corporation (Continium) and further modifications of the note were made (see Note 7).

   In 1997 and 1998, the Company issued 3,289,665 and 4,580,293 shares respectively, under the offering of convertible debt outlined in Note 3.

   During 1998, the Company issued 937,500 shares of its common stock in exchange for services valued at $.17 per share. This issuance includes the 750,000 shares issued to the attorney in the Continuum/HealthStar lawsuit (see Note 7).

   During November 1998, the Company commenced a private placement of common stock and warrants. The Company proposes to sell a minimum of 18 units and a maximum of 68 units at a price of $100,000 per unit which could result in gross proceeds to the Company of between $1,800,000 and $6,800,000 before deducting offering expenses. Each unit consists of 100,000 shares of common stock and warrants to purchase 100,000 shares of common stock exercisable during the first year at $1.25 per share and at $1.50 per share during the second year.

   Through December 31, 1999, 29.36 units have been sold resulting in gross proceeds of $2,936,360 (including conversion of note principal of $300,000, reduction of accounts payable of $100,000 and cash of $2,500,000). Offering costs of $457,658 were incurred for the 29.36 units. In addition, 520,000 shares of common stock and 520,000 warrants were issued as commissions.

                            IN STORE MEDIA SYSTEMS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                          December 31, 1997, 1998 and 1999



5. Stockholders' equity (continued)

   Stock warrants:

   The following is a summary of stock warrant activity:

                                             Exercise               Number of
                                              price                  shares

    Balance at December 31, 1997                                     11,271,396
    Issued in 1998                   $.067, $.667, $1.25 and $1.33    1,839,146
    Exchanged in 1998                          $1.33                   (125,950)
    Exchanged in 1998                          $1.00                    167,933
    Exercised in 1998                 $.067, $.667 and $1.33         (3,413,113)
                                                                    -----------

    Balance at December 31, 1998                                      9,739,412
    Issued in 1999                    $1.00, $1.25 and $1.33          3,612,961
    Exchanged in 1999                 $.067, $.667 and $1.33         (1,135,313)
    Exercised in 1999                     $.067and $.667               (105,000)
                                                                    -----------
    Balance at December 31, 1999                                     12,112,060
                                                                    ===========
   During 1999, the Company extended the exercise period of the remaining A, B and C warrants issued in 1996 in connection with the private placement of promissory notes for an additional 90 to 120 days. For accounting purposes the extension is treated as an issuance of warrants and therefore were valued at $959,895 and were treated as additional paid-in capital and interest expense.

   Stock options:

   During 1998, the board of directors granted to two individuals, options to purchase up to 2,000,000 shares of the Company's common stock in the aggregate in exchange for services the Company received during 1998. The options are exercisable at $1.00 per share and vest upon the attainment of certain goals. None of the goals have been reached as of December 31, 1999. No compensation was recorded under this award. No compensation costs would have been recorded if such cost were computed under the provision of Statement of Financial Accounting Standards No.123, Accounting for Stock - Based Compensation.

                            IN STORE MEDIA SYSTEMS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                          December 31, 1997, 1998 and 1999



5. Stockholders' equity (continued)

   The following is a summary of stock option activity:

                                                       Weighted
                                                        average
                                   Option price per    exercised     Number of
                                        share             price        shares


           Balance December 31, 1998    $ 1.00            $1.00    2,000,000
           Granted                      $ 1.00            $1.00    1,000,000
           Exercised                    $    -            $   -            -
                                        ------            -----    ---------
           Balance December 31, 1998    $ 1.00            $1.00    3,000,000
                                                                   =========


   The following is additional information with respect to those options and warrants outstanding at December 31, 1999:

                                       Weighted
                                       average         Weighted
                                       remaining        average
                                 contractural life in  exercise     Number of
                Price per share         share           price        shares

     Options         $1.00                3.5          $1.00      3,000,000

     Warrants    $.053 - $1.33            .25          $0.70     12,112,060


6. Basic and diluted warrants net loss per share

   Basic net loss per share is based on the weighted average number of shares outstanding during the periods. Shares issued for nominal consideration are considered outstanding since inception. Diluted loss per share has not been presented as exercise of the outstanding stock options and warrants would have an anti-dilutive effect.

                            IN STORE MEDIA SYSTEMS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                          December 31, 1997, 1998 and 1999



7. Commitments and contingencies

   Unisys:

   In 1997, the Company entered into a long-term, limited joint venture contract with Unisys Corporation (Unisys) in which Unisys will provide at its cost, most of the hardware, middleware, software and depot level maintenance for the Company's Coupon Exchange Center (CEC) system. Unisys will initially provide these services and build seven Coupon Exchange Centers for $1,901,000. Unisys will manufacture CEC's thereafter for a price to be determined by volume along with certain minimum annual fees to be paid by a royalty on each CEC In$taCa$h coupon redeemed. Through December 31, 1999, the Company has paid Unisys $943,716 and has recorded a payable of $490,688 at December 31, 1999. The Company will owe an estimated $1,100,000 upon delivery of product. Certain of the amounts in excess of agreed upon expenditure ceilings are subject to negotiation and may affect the future amounts owed.

   Continuum/HealthStar:

   The Company and HealthStar/Stateman accepted a settlement of their joint lawsuit against Continuum Technology Corporation in 1997. The litigation was initiated to recover $656,250 paid by the Company and HealthStar to Continuum that was to produce 25 CEC's to be owned by HealthStar/Stateman and operated by In Store Media Systems, Inc. The agreement required Continuum to make payments totaling $200,000 to HealthStar/Stateman and $100,000 to the Company. As part of the joint settlement with Continium and HealthStar, HealthStar agreed to reduce its note obligation from $700,000 to $500,000 for the Company's agreement to have Continium make payments directly to HealthStar. A loss on litigation of $156,250 has been recorded in the accompanying financial statements in 1997. In the event Continuum defaulted on its payments before HealthStar/Stateman had received a total of $500,000 from the Company and Continuum, the Company was obligated to make up Continuum's payments. After HealthStar/Stateman was paid a total of $500,000 by the Company and Continuum, the Company acquired sole right to the $656,250 stipulated judgment against Continuum, which it may exercise if Continuum defaults on any of its payments to the Company. Through December 31, 1997, the Company paid $190,000, leaving a balance of $310,000. In 1998, the Company made a total of eleven monthly payments of $10,000. The $200,000 balance due HealthStar/Stateman was paid during 1998 by Continuum Technology Corporation. During 1999, Continuum made five payments of $20,000 per month to the Company. In connection with the litigation against HealthStar, the Company entered into a contingency fee agreement with an attorney which entitled the attorney to receive 750,000 shares of the Company's common stock.

   The Company also accepted an offer of settlement of its lawsuit against Peter Indovina, et al. The settlement gave the Company the right to recover 6,687,242 shares of the Company's stock, warrants to purchase the Company's stock and certain royalties payable by the Company. The Company exercised its right during 1999 by the payment of $520,000 in cash which included extension payments of $20,000.

                            IN STORE MEDIA SYSTEMS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                          December 31, 1997, 1998 and 1999



7. Commitments and contingencies (continued)

   Operating lease commitments:

   The Company leases office space and its telephone system under operating leases. The lease for the office is at $3,040 per month starting May 1, 1996, for 36 months at a total annual rental of $36,492. Rent expense for the years ended December 31, 1997, 1998 and 1999 amounted to $34,417, $37,560 and
   $37,860, respectively.

   Capital lease commitments:

   The Company leases equipment under capital leases. On March 18, 1998, a major shareholder of the Company assumed the $247,880 remaining balance on certain capital leases and the deposit received of $27,892 by issuing to the lessor 929,552 shares of the Company's restricted common stock owned by the shareholder.

   On November 24, 1999, an agreement was formalized whereby the Company issued a convertible debenture in settlement of the capital lease obligation to the major shareholder. The debenture is payable on March 13, 2003 including interest at 16% per annum. At maturity, the shareholder can request payment in cash or 1,000,000 shares of the Company's common stock in payment of the principal of the debenture and can convert the interest accrued into common stock at the rate of $1.00 per share.

   The current minimum annual commitments under the operating and capital leases are as follows:

                                                         Operating
     Year ended December 31,              Capital leases   leases       Total

      2000                                    $ 3,431     $ 6,840     $ 10,271
      2001                                          -       3,285        3,285
                                              -------     -------     --------

     Total minimum lease payments               3,431     $10,125     $ 13,556
                                                          =======     ========

     Amount representing interest                 193
                                              -------

     Present value of future minimum payments   3,238

     Current portion of lease obligations       3,238
                                              -------

     Obligations under capital leases due
       after one year                         $     -
                                              =======
                                      F-23

                            IN STORE MEDIA SYSTEMS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                          December 31, 1997, 1998 and 1999


7. Commitments and contingencies (continued)

   Property recorded under capital leases include the following amounts:

                                              1998         1999
    Manufacturing equipment               $ 301,157      $     -
    Office furniture and equipment           37,688       13,320
    Accumulated amortization                (89,071)      (4,129)
                                          ---------      -------

    Net capitalized leased property       $ 249,774      $ 9,191
                                          =========      =======


8. Financial instruments

   The carrying values of cash, advances and note receivable-shareholder, accounts payable and notes payable approximated fair value due to the short-term maturities of these instruments.

9. Subsequent events

   During January 2000, the Company sold .5 unit in a private placement resulting in proceeds to the Company of $50,000. The .5 unit consisted of 50,000 shares of common stock and warrants to purchase 50,000 shares of common stock exercisable during the first year at $1.25 per share and at $1.50 per share during the second year.

   During January and February 2000, the Company issued 2,128,121 shares of common stock upon the exercise of warrants resulting in proceeds of $50,311. The exercise price of certain of the warrants was reduced pursuant to a settlement with a consultant subsequent to year end.

   During March 2000, the Company borrowed $50,000 from an individual secured by 100,000 shares of common stock owned by an officer of the Company. The loan is due on April 15, 2000.

   On March 29, 2000, the board of directors authorized the sale of up to 14 shares of its Series A preferred stock for $250,000 per share. The maximum proceeds is $3,500,000 if all shares are sold. The board of directors has designated the Series A preferred stock as having a liquidation preference of $250,000, accruing cumulative dividends at the rate of 8% per annum of the liquidation preference, and is convertible into common stock at the rate of $.385 per common share.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report on Form 10K-SB to be signed on its behalf by the undersigned, thereunto duly authorized.

                            IN STORE MEDIA SYSTEMS, INC.

Date: April 14, 2000        By:   /s/ DONALD P. UHL
                                  ----------------------------------------------
                                  Donald P. Uhl
                                  President, Chief Executive Officer, and
                                  Chairman of the Board

                            By:   /s/ THOMAS Y. GORMAN
                                  ----------------------------------------------
                                  Thomas Y. Gorman, Chief Financial Officer and Director (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                            IN STORE MEDIA SYSTEMS, INC.

Date: April 14, 2000        By:   /s/ DONALD P. UHL
                                  ----------------------------------------------
                                  Donald P. Uhl, Director

                            IN STORE MEDIA SYSTEMS, INC.

Date: April 14, 2000        By:   /s/ LAWRENCE MORTIMER
                                  ----------------------------------------------
                                  Lawrence Mortimer, Director

                            IN STORE MEDIA SYSTEMS, INC.

Date: April 14, 2000        By:   /s/ THOMAS Y. GORMAN
                                  ----------------------------------------------
                                  Thomas Y. Gorman, Director


         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS, WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

         No annual report or proxy statement has been sent to security holders. A proxy statement will be sent to stockholders subsequent to filing this Form 10-K and will be furnished to the Securities and Exchange Commission on the date such information is sent to stockholders.