Form 10-Q
period 2000-03-31
IN STORE MEDIA SYSTEMS INC
filed 2000-05-22
CIK 1012316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------
Commission file number:
                        ---------------

                          IN STORE MEDIA SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

         Nevada                                             84-1249735
(State or other jurisdiction of                    (IRS Employer Identification
 incorporation or organization)                     Number)

                15423 East Batavia Drive, Aurora, Colorado 80011
              (Address of principal executive offices and Zip Code)

                                 (303) 364-6550
                         (Registrant's telephone number)

                                      N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                       ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of May 18, 2000 is 66,007,871 shares, $.01 par value.

                          IN STORE MEDIA SYSTEMS, INC.


                                      INDEX


                                                                        Page No.

   PART I.  FINANCIAL INFORMATION

   Balance Sheet - December 31, 1999 and March 31, 2000 (unaudited)     2 and 3

   Statement of Operations - For the Three Months Ended March 31, 1999
   and 2000 and for the period from December 30, 1992 (inception)
   through March 31, 2000 (unaudited)                                      4

   Statement of Stockholders' Equity - For the Three Months Ended
   March 31, 2000 (unaudited)                                              5

   Statement of Cash Flows - For the Three Months Ended March 31, 1999
   and 2000 and for the period from December 30, 19992 (inception)
   through March 31, 2000 (unaudited)                                      6

   Notes to Unaudited Financial Statements                                 7

   Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                   9

   PART II.  OTHER INFORMATION                                            10


                                         IN STORE MEDIA SYSTEMS, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                                 BALANCE SHEET
                                     December 31, 1999 and March 31, 2000
                                                  (Unaudited)

                                                    ASSETS

                                                                       1999            2000
                                                                  --------------  --------------
Current assets:
  Cash and cash equivalents                                       $     248,325   $      15,065
  Note receivable - related party                                        63,860          63,860
  Inventory                                                             117,295         117,295
  Other current assets                                                    1,559           1,717
                                                                  --------------  --------------

   Total current assets                                                 431,039         197,937

Property and equipment, at cost:
  Manufacturing equipment                                               341,277         341,562
  Office furniture and equipment                                        123,016         124,354
  Leasehold improvements                                                 55,228          55,228
                                                                  --------------  --------------

                                                                        519,521         521,144

  Less accumulated depreciation and amortization                       (206,304)       (222,004)
                                                                  --------------  --------------
   Net property and equipment                                           313,217         299,140

Other assets:
  Advances and note receivable - related parties                         45,085          45,372
  Deposits                                                               29,159          29,159
  Patent costs, net of accumulated amortization of
   $18,089 (1999) and $19,128 (2000)                                     58,035          65,549
                                                                  --------------  --------------

   Net other assets                                                     132,279         140,080
                                                                  --------------  --------------

                                                                  $     876,535   $     637,157
                                                                  ==============  ==============


                                           See accompanying notes.
                                                      2

                                         IN STORE MEDIA SYSTEMS, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                                 BALANCE SHEET
                                     December 31, 1999 and March 31, 2000
                                                  (Unaudited)

                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                       1999            2000
                                                                  --------------  --------------

  Accounts payable                                                $     587,674   $     605,817
  Interest payable                                                      599,284         674,281
  Accrued wages                                                               -          49,409
  Notes payable (Note 2)                                              2,140,087       2,190,087
  Notes payable-shareholder                                              90,000          90,000
  Obligations under capital leases                                        3,238           3,238
                                                                  --------------  --------------

   Total current liabilities                                          3,420,283       3,612,832

Long-term liabilities:
  Debenture payable - related party                                     247,880         247,880
                                                                  --------------  --------------

   Total long-term liabilities                                          247,880         247,880


Stockholders' equity (deficit) (Notes 2, 4 and 5):
  Preferred stock, no par value; 5,000,000 shares
   authorized, none issued                                                    -               -
  Common stock, $.01 par value; 100,000,000 shares
   authorized, 63,828,527 (1999) and 66,007,871
   (2000) shares issued                                                 638,285         660,078
  Additional paid-in capital                                         10,242,453      10,379,347
  Treasury stock, at cost; 9,374,742 shares                            (563,750)       (563,750)
  Deficit accumulated during the development stage                  (13,108,616)    (13,699,230)
                                                                  --------------  --------------

   Total stockholders' equity (deficit)                              (2,791,628)     (3,223,555)
                                                                  --------------  --------------

                                                                  $     876,535   $     637,157
                                                                  ==============  ==============


                                            See accompanying notes.
                                                   3

                                         IN STORE MEDIA SYSTEMS, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENT OF OPERATIONS
                              For the Three Months Ended March 31, 1999 and 2000
                 and for the Period from December 30, 1992 (inception) through March 31, 2000
                                                  (Unaudited)


                                                                                    Cumulative
                                                                                   amounts from
                                                       1999            2000          inception

Costs and expenses:
   Research and development                       $           -   $           -   $   3,225,002
   General and administrative                           197,757         445,071       5,230,734
   Depreciation and amortization                         14,853          16,739         241,131
                                                  --------------  --------------  --------------

    Operating loss                                     (212,610)       (461,810)     (8,696,867)

Other income (expense):
   Interest income                                            -           1,142          83,541
   Litigation settlement                                      -               -        (156,250)
   Debt conversion costs                                      -               -        (385,144)
   Interest expense                                    (179,564)       (129,946)     (4,544,510)
                                                  --------------  --------------  --------------

    Total other income (expense)                       (179,564)       (128,804)     (5,002,363)
                                                  --------------  --------------  --------------

Net loss (Note 3)                                 $    (392,174)  $    (590,614)  $ (13,699,230)
                                                  ==============  ==============  ==============


Basic and diluted net loss per common
   share                                          $        (.01)  $        (.01)  $        (.32)
                                                  ==============  ==============  ==============

Weighted average common shares
   outstanding                                       56,600,000      55,200,000      43,200,000
                                                  ==============  ==============  ==============


                                            See accompanying notes.
                                                       4

                                         IN STORE MEDIA SYSTEMS, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) For the
                                       Three Months Ended March 31, 2000
                                                  (Unaudited)

                                                                                                          Deficit
                                                                                                        accumulated
                                                                           Additional                   during the
                                                    Common stock             paid-in       Treasury     development
                                               Shares         Amount         capital         stock          stage          Total
                                           -------------- -------------- -------------- -------------- -------------- --------------

Balance, December 31, 1999                    63,828,527  $     638,285  $  10,242,453  $    (563,750) $ (13,108,616) $  (2,791,628)

   Sale of common stock for cash and in
    exchange for stock offering services
    ($1.00 per share) (Note 4)                    50,000            500         49,500              -              -         50,000

   Exercise of warrants                           65,142            651          3,692              -              -          4,343

   Issuance of common stock for employee
    compensation ($.90 per share)                 55,000            550         48,950              -              -         49,500

   Warrants exercised on a cashless basis
    in consideration for loan and offering
    expenses                                   2,009,202         20,092        (20,092)             -              -              -

   Extension of exercise period of
    warrants issued in connection with
    debt offerings                                     -              -         54,844              -              -         54,844

   Net loss for the three months ended
    March 31, 2000                                     -              -              -              -       (590,614)      (590,614)
                                           -------------- -------------- -------------- -------------- -------------- --------------
Balance, March 31, 2000                       66,007,871  $     660,078  $  10,379,347  $    (563,750) $ (13,699,230) $  (3,223,555)
                                           ============== ============== ============== ============== ============== ==============


                                            See accompanying notes.
                                                       5

                                         IN STORE MEDIA SYSTEMS, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CASH FLOWS For the Three Months Ended March 31, 1999 and 2000
                 and for the Period from December 30, 1992 (inception) through March 31, 2000
                                                  (Unaudited)


                                                                                    Cumulative
                                                                                      amounts
                                                                                       from
                                                       1999            2000         inception
                                                  --------------  --------------  --------------
Cash flows from operating activities:
  Net loss                                        $    (392,174)  $    (590,614)  $ (13,699,230)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                        14,853          16,739         241,131
    Common stock issued for services,
     patents and payables                                     -          49,500       1,382,700
    Amortization of debt issuance costs                  40,713               -       1,718,508
    Reduction in note receivable-related
     party charged to research and develop-
     ment                                                     -               -         244,311
    Changes in assets and liabilities:
     Accounts receivable and notes
      receivable                                         80,000               -         (63,860)
     Inventory                                                -               -        (117,295)
     Accounts payable                                  (251,269)         18,143         605,817
     Interest payable                                    29,704          74,997         784,171
     Accrued wages                                            -          49,409          49,409
     Other                                                    -            (158)         (1,717)
                                                  --------------  --------------  --------------

    Total adjustments                                   (85,999)        208,630       4,843,175
                                                  --------------  --------------  --------------

    Net cash used in operations                        (478,173)       (381,984)     (8,856,055)

Cash flows from investing activities:
  Purchase of property and equipment                     (7,068)         (1,623)       (259,177)
  Advances - related party                                 (409)           (287)       (289,683)
  Patent costs                                          (13,287)         (8,553)        (84,676)
  Lease deposits                                              -               -         (29,159)
                                                  --------------  --------------  --------------

   Net cash used in investing activities                (20,764)        (10,463)       (662,695)

Cash flows from financing activities:
  Proceeds from sale of common stock                    318,795         109,187       5,419,834
  Purchase of treasury stock                                  -               -        (520,000)
  Deferred offering costs                               (25,684)              -               -
  Proceeds from (repayments of)
   stockholder loans                                          -               -          90,000
  Repayments of capital leases                           (3,237)              -         (10,849)
  Proceeds from notes payable                                 -          50,000       4,740,000
  Repayments of notes payable                                 -               -        (185,170)
                                                  --------------  --------------  --------------

    Net cash provided by financing
     activities                                         289,874         159,187       9,533,815
                                                  --------------  --------------  --------------

Net increase (decrease) in cash                        (209,063)       (233,260)         15,065

Cash and cash equivalents at beginning of
  period                                                316,444         248,325               -
                                                  --------------  --------------  --------------

Cash and cash equivalents at end of period        $     107,381   $      15,065   $      15,065
                                                  ==============  ==============  ==============

                                            See accompanying notes.
                                                       6

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000


1. Basis of presentation

   The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2000, and the results of operations and cash flows for the periods ended March 31, 1999 and 2000.

   Basis of presentation and management's plans:

   The company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant losses ($13,594,886 since inception) and a stockholders' deficit at March 31, 2000 of $3,223,555. The Company's continued existence is dependent on its ability to obtain the additional funding necessary to complete development of the coupon clearing system and successfully market the product.

   As described in Note 5, the Company has raised $250,000 from the sale of Series A preferred stock subsequent to March 31, 2000 which provided additional liquidity for the Company for current operations. The Company is offering for sale up to $3,500,000 of Series A preferred stock. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

2. Notes payable

   On March 1, 2000, the Company borrowed $50,000 from two individuals evidenced by notes payable bearing interest at 10% per annum. Interest on the notes is payable quarterly and the notes are due on demand anytime after April 1, 2000. The notes are convertible, at the option of the holder, into the Company's common stock at 50% of the average closing sale price of the Company's common stock at the time of conversion.

3. Income taxes

   No provision for income taxes is required at March 31, 2000 because, in management's opinion the effective tax rate for the year will be zero.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000


4. Private placement

   During November 1998, the Company commenced a private placement of common stock and warrants. The Company proposes to sell a minimum of 18 units and a maximum of 68 units at a price of $100,000 per unit which could result in gross proceeds to the Company of between $1,800,000 and $6,800,000 before deducting expenses. Each unit consists of 100,000 shares of common stock and warrants to purchase 100,000 shares of common stock exercisable during the first year at $1.25 per share and at $1.50 per share during the second year.

   During the three months ended March 31, 2000, .5 units have been sold resulting in gross proceeds of $50,000.

5. Subsequent event

   During April 2000, the Company sold one share of its Class A convertible preferred stock for $250,000 in cash. The share of preferred stock is convertible into 650,000 shares of the Company's common stock and carries a dividend rate of 8% annually.

Item 2.

Management's Discussion and Analysis of financial condition and results of operation

Overview

The Company is a development stage company engaged in the development of its system for selecting, distributing and electronically clearing coupons, certain components of which are patented. The Company has generated no revenue from operations and has continually incurred losses of approximately $13,699,230 since inception through March 31, 2000. The Company expects to incur additional losses through the end of the 2000 fiscal year.

At March 31, 2000, the Company had negative stockholders' equity of $3,223,555, which reflects $10,475,675 of paid in capital less accumulated deficit of $13,699,230. The excess of the accumulated deficit amount over paid in capital primarily reflects the amount of funds generated through the sale of short-term convertible notes and debentures by the Company and its predecessor in private transactions in 1996, 1997, 1998 and 1999. At March 31, 2000, the Company had a working capital deficit of $3,414,895, which is equal to the amount of $197,937 in current assets less $3,612,832 in current liabilities on such date.

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

Through March 31, 2000, the Company remained burdened with debt obligations and a continuing lack of working capital. Management currently is focused on developing a product to create profitable operations and then recapitalizing the business when it has a demonstrable cash flow model to show potential investors

Financial Condition

The Company had $637,157 in total assets and approximately $3,860,712 in total liabilities at March 31, 2000, as compared to $876,535 and $3,668,163 at the end of fiscal 1999, respectively. Accounts payable and accrued expenses at the end of fiscal year 1999 were $1,186,958 as compared to $1,329,507 at March 31, 2000. The Company had a working capital deficit of $3,414,895 at March 31, 2000, as compared to a working capital deficit of $2,989,244 at December 31, 1999. The difference primarily is attributed to reductions cash of $233,260, an increase in accounts payable and accrued expenses of $67,552 and an increase in accrued interest of $74,997.

Results of Operations

The Company's operational costs historically have increased or decreased primarily due to the expansion or contraction of the Company's ongoing research and development efforts. The Company has incurred operating expenses of $8,696,867 since the inception of the Company's predecessor in 1992 through March 31, 2000. These expenses include $3,225,002 in research and development expenses and $5,230,734 in general and administrative expenses. Subject to the availability of additional funds, the Company expects its operational expenses and costs to increase as it expands its efforts to complete the development of its systems, products and services, and expects to commence manufacturing and installation of its equipment. The Company also expects operational costs to increase as it expands its marketing and promotional efforts in connection with the introduction of its products and services.

Quarter Ended March 31, 2000, Compared To Quarter Ended March 31, 1999

For the quarter ended March 31, 2000, the Company sustained net operating losses of $590,614, as compared to net losses of $392,174 for the quarter ended March 31, 1999. The increase in operating losses primarily was due to an increase in general and administrative expenses, an increase in depreciation and amortization expenses and a decrease in interest expense.

The Company's operating expenses for 2000 increased by approximately 117% to $461,810, as compared to operating expenses of $212,610 for the 1999 fiscal quarter. Operating expenses consist of research and development expenses, general and administrative expenses and depreciation and amortization costs and expenses. The increase in operating expenses in 2000 was due to an increase in general and administrative expenses by approximately $247,314 or 125% to $445,071 for the 2000 fiscal quarter, as compared to general and administrative expenses of $197,757 for the preceding fiscal quarter. The increase in general and administrative expenses primarily was due to the addition of Lawrence Mortimer Executive Marketing and Sales, Michael Parsons Director of Project Management and Technology and the addition of other marketing and programming personnel. Depreciation and amortization costs increased by 13% to $16,739, as compared to depreciation and amortization costs of $14,853 for the 1999 fiscal quarter. The increase in depreciation and amortization costs primarily was due to the purchase of additional computer equipment and production machinery.

The Company's net non-operating expenses (including non-operating interest income and interest expense) decreased by approximately 28% to $128,804 for the quarter ended March 31, 2000, as compared to non-operating expenses of $179,564 for the quarter ended March 31, 1999. The decrease was primarily due to a 28% decrease in interest expense, which represented 101% of the non-operating expenses for 2000 and approximately 100% of the non-operating expenses for the 1999 quarter. The decrease in interest expense was primarily due to the value assigned to the extension of the warrant exercise period related to the Company's debt offerings.

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

At March 31, 2000, the Company had $3,612,832 in current liabilities, of which $2,757,244 (including $617,157 of interest accrued thereon) was in the form of convertible, short-term debentures issued by the Company and its predecessor in private transactions during the 1998, 1997 and 1996 fiscal years. At March 31, 2000, the Company was in default of its obligations under the notes issued to investors by the Company and its predecessor. A principal portion of the notes was converted into shares of the Company's common stock during the 1998 and 1999 fiscal years. At March 31, 2000, notes in the aggregate principal amount of $2,140,087 remained outstanding, as compared to notes in the aggregate principal amount of $2,140,087 that were outstanding on December 31, 1999. The remaining portion of the Company's current liabilities is primarily comprised of continuing payment obligations of approximately $490,000 (at March 31, 2000 and December 31, 1999) to Unisys Corporation. The Company relies on the availability of additional capital to satisfy all such obligations.

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

The Company's cash position deteriorated since the end of fiscal 1999 through March 31, 2000. At March 31, 2000, the Company had available cash of $15,065, as compared to available cash of $248,325 at December 31, 1999. At the current spending rate of approximately $115,000 per month, the Company expects that such funds plus additional amounts raised in the second quarter of 2000 will be insufficient to continue operations beyond the second quarter of 2000.

The Company is a party to an agreement to acquire the assets of the Partnership for Shared Marketing, Inc. for $500,000 in cash and 1,500,000 shares of common stock, contingent upon the availability of funding. Upon consummation of this transaction, the Company will acquire a national database containing information on approximately 73 million households, which the Company expects to contribute to its wholly owned subsidiary, Data Driven Marketing, Inc. Other than in connection with the above-described transaction, the Company has no future commitments for capital expenditures.

During quarter ended March 31, 2000, the Company issued a total of 2,179,344 shares of its common stock and received cash of $54,343.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits
               27.1 Financial Data Schedule (1)
          (b) During the quarter ended March 31, 2000, the Registrant filed one report on Form 8-K relating to change in management.

(1)       Filed herewith

                                   Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Date: May 19, 2000                           IN STORE MEDIA SYSTEMS, INC.
                                                (Registrant)


                                                By: /s/ Donald P. Uhl
                                                    ----------------------------
                                                    Donald P. Uhl, President
                                                    and Chief Executive Officer