Form 10-Q
period 2000-06-30
IN STORE MEDIA SYSTEMS INC
filed 2000-08-21
CIK 1012316

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               -------------     -------------

Commission file number:
                        -------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of August 9, 2000 is 56,650,379 shares, $.01 par value.

                          IN STORE MEDIA SYSTEMS, INC.


                                      INDEX


                                                                        Page No.
   PART I.  FINANCIAL INFORMATION

   Balance Sheet - December 31, 1999 and June 30, 2000 (unaudited)       2 and 3

   Statement of Operations - For the Three Months Ended June 30, 1999
   and 2000 (unaudited).                                                     4

   Statement of Operations - For the Six Months Ended June 30, 1999
   and 2000 and for the period from December 30, 1992 (inception)
   through June 30, 2000 (unaudited)                                         5

   Statement of Stockholders' Deficit - For the Six Months Ended
   June 30, 2000 (unaudited)                                                 6

   Statement of Cash Flows - For the Six Months Ended June 30, 1999
   and 2000 and for the period from December 30, 1992 (inception)
   through June 30, 2000 (unaudited)                                         7

   Notes to Unaudited Financial Statements                                   8

   Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                    10

   PART II.    OTHER INFORMATION                                            13

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                       December 31, 1999 and June 30, 2000
                                   (Unaudited)

                                     ASSETS

                                                        1999           2000
                                                   -------------   -------------
Current assets:
  Cash and cash equivalents                        $    248,325    $     90,847
  Accounts receivable - Continuum                             -               -
  Note receivable - related party                        63,860          67,053
  Inventory                                             117,295         117,295
  Stock subscription receivable (Note 4)                      -          25,000
  Other current assets                                    1,559           5,167
                                                   -------------   -------------

   Total current assets                                 431,039         305,362

Property and equipment, at cost:
  Manufacturing equipment                               341,277         341,562
  Office furniture and equipment                        123,016         123,088
  Leasehold improvements                                 55,228          55,228
                                                   -------------   -------------

                                                        519,521         519,878

  Less accumulated depreciation and amortization       (206,304)       (237,704)
                                                   -------------   -------------

   Net property and equipment                           313,217         282,174

Other assets:
  Advances and note receivable - related parties         45,085          46,131
  Loan issuance costs                                         -          10,000
  Deposits                                               29,159          29,159
  Patent costs, net of accumulated amortization of
   $18,089 (1999) and $20,167 (2000)                     58,035          73,753
                                                   -------------   -------------

   Net other assets                                     132,279         159,043
                                                   -------------   -------------

                                                   $    876,535    $    746,579
                                                   =============   =============

                             See accompanying notes.

                            IN STORE MEDIA SYSTEMS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                     December 31, 1999 and June 30, 2000
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                          1999           2000
                                                   -------------   -------------
  Accounts payable                                 $    587,674    $    560,960
  Interest payable                                      599,284         751,931
  Accrued wages                                               -          25,486
  Notes payable (Note 2)                              2,140,087       2,190,087
  Notes payable-shareholder                              90,000          91,000
  Obligations under capital leases                        3,238           3,238
                                                   -------------   -------------

   Total current liabilities                          3,420,283       3,622,702

Long-term liabilities:
  Obligations under capital leases                            -               -
  Debenture payable - related party                     247,880         247,880
                                                   -------------   -------------

   Total long-term liabilities                          247,880         247,880


Stockholders' deficit (Notes 2, 4 and 5):
  Preferred stock, no par value; 5,000,000
   shares authorized, 2 (2000) shares issued
   and outstanding                                            -         500,000
  Common stock, $.01 par value; 100,000,000
   shares authorized, 63,828,527 (1999)
   and 66,025,121 (2000) shares issued                  638,285         660,251
  Additional paid-in capital                         10,242,453      10,301,676
  Treasury stock, at cost; 9,374,742 shares            (563,750)       (563,750)
  Deficit accumulated during the development stage  (13,108,616)    (14,022,180)

   Total stockholders' deficit                       (2,791,628)     (3,124,003)
                                                   -------------   -------------

                                                   $    876,535    $    746,579
                                                   =============   =============

                             See accompanying notes.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                For the Three Months Ended June 30, 1999 and 2000
                                   (Unaudited)


                                                         1999         2000
                                                   -------------   -------------
Costs and expenses:
   Research and development                        $          -    $      6,171
   General and administrative                           209,916         304,041
   Depreciation and amortization                         14,853          16,738
                                                   -------------   -------------

    Operating loss                                     (224,769)       (326,950)

Other income (expense):
   Interest income                                        1,027           3,289
   Litigation settlement                                      -               -
   Debt conversion costs                                      -               -
   Interest expense (Note 2)                            (82,815)            711
                                                   -------------   -------------

    Total other income (expense)                        (81,788)          4,000
                                                   -------------   -------------

Net loss (Note 3)                                  $   (306,557)   $   (322,950)
                                                   =============   =============

Basic and diluted net loss per common share        $       (.01)   $       (.01)
                                                   =============   =============

Weighted average common shares outstanding           55,330,000      56,633,000
                                                   =============   =============

                             See accompanying notes.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                 For the Six Months Ended June 30, 1999 and 2000
   and for the Period from December 30, 1992 (inception) through June 30, 2000
                                   (Unaudited)

                                                                    Cumulative
                                                                    amounts from
                                        1999            2000         inception
                                   -------------   -------------   -------------
Costs and expenses:
   Research and development        $          -    $      6,171    $  3,231,173
   General and administrative           407,673         749,112       5,534,775
   Depreciation and amortization         29,706          33,477         257,869
                                   -------------   -------------   -------------

    Operating loss                     (437,379)       (788,760)     (9,023,817)

Other income (expense):
   Interest income                        1,027           4,431          86,830
   Litigation settlement                      -               -        (156,250)
   Debt conversion costs                      -               -        (385,144)
   Interest expense (Note 2)           (262,379)       (129,235)     (4,543,799)
                                   -------------   -------------   -------------

    Total other income (expense)       (261,352)       (124,804)     (4,998,363)

                                   -------------   -------------   -------------
Net loss (Note 3)                  $   (698,731)   $   (913,564)   $(14,022,180)
                                   =============   =============   =============


Basic and diluted net loss per
   common share                    $       (.01)   $       (.02)   $       (.30)
                                   =============   =============   =============

Weighted average common shares
   outstanding                       55,945,000      55,919,000      46,517,000
                                   =============   =============   =============

                             See accompanying notes.

                                              IN STORE MEDIA SYSTEMS, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                         For the Six Months Ended June 30, 2000
                                                       (Unaudited)


                                                                                                                          Deficit
                                                                                                                        accumulated
                                                                                             Additional                 during the
                                               Preferred stock          Common stock          paid-in      Treasury     development
                                             Shares     Amount       Shares      Amount       capital       stock         stage
                                             -------  ----------  ------------  ----------  ------------  -----------  -------------

Balance, December 31, 1999                        -   $       -    63,828,527   $ 638,285   $ 10,242,45   $ (563,750)  $(13,108,616)

  Sale of common stock for cash and in
    exchange for stock offering services
    ($1.00 per share) (Note 4)                    -           -        50,000         500        49,500            -              -

  Exercise of warrants                            -           -        82,392         824         4,669            -              -

  Issuance of common stock for employee
    compensation ($.90 per share)                 -           -        55,000         550        48,950            -              -

  Warrants exercised on a cashless basis in
    consideration for loan and offering
    expenses                                      -           -     2,009,202      20,092       (20,092)           -              -

  Extension of exercise period of warrants
    issued in connection with debt offerings
    (Note 2)                                      -           -             -           -       (23,804)           -              -

  Sale of preferred stock for cash (Note 4)       2     500,000             -           -             -            -              -

  Net loss for the six months ended
    June 30, 2000                                 -           -             -           -             -            -       (913,564)
                                             -------  ----------  ------------  ----------  ------------  -----------  -------------

Balance, June 30, 2000                            2   $ 500,000    66,025,121   $ 660,251   $ 10,301,67   $ (563,750)  $(14,022,180)
                                             =======  ==========  ============  ==========  ============  ===========  =============

                                                 See accompanying notes.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CASH FLOWS For the Six Months Ended
                             June 30, 1999 and 2000
   and for the Period from December 30, 1992 (inception) through June 30, 2000
                                   (Unaudited)

                                                                                    Cumulative
                                                                                     amounts
                                                                                       from
                                                        1999           2000          inception
                                                   -------------   -------------   -------------
Cash flows from operating activities:
  Net loss                                         $   (698,731)   $   (913,564)   $(14,022,180)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                        29,706          33,477         257,869
    Common stock issued for services,
     patents and payables                                     -          49,500       1,382,700
    Amortization of debt issuance costs                  72,568         (23,804)      1,694,704
    Reduction in note receivable - related
     party charged to research and
     development                                        244,311               -         244,311
    Changes in assets and liabilities:
     Accounts receivable and notes
      receivable                                        100,000          (3,193)        (67,053)
     Inventory                                                -               -        (117,295)
     Accounts payable                                  (298,756)         26,714)        560,960
     Interest payable                                       873         152,647         861,821
     Accrued wages                                            -          25,486          25,486
     Other                                                    -          (3,608)         (5,167)
                                                   -------------   -------------   -------------

    Total adjustments                                   148,702         203,791       4,838,336
                                                   -------------   -------------   -------------

    Net cash used in operations                        (550,029)       (709,773)     (9,183,844)

Cash flows from investing activities:
  Purchase of property and equipment                     (8,060)           (357)       (257,911)
  Advances - related party                              (12,351)         (1,046)       (290,442)
  Patent costs                                         (247,637)        (17,795)        (93,918)
  Lease deposits                                              -               -         (29,159)
                                                   -------------   -------------   -------------

    Net cash used in investing activities              (268,048)        (19,198)       (671,430)

Cash flows from financing activities:
  Proceeds from sale of common stock                  1,311,974          55,493       5,366,140
  Proceeds from the sale of preferred stock                   -         475,000         475,000
  Purchase of treasury stock                           (520,000)              -        (520,000)
  Proceeds from common stock subscriptions                    -               -               -
  Loan issuance costs                                         -         (10,000)        (10,000)
  Proceeds from (repayments of) stockholder
   loans                                                (21,000)          1,000          91,000
  Repayments of capital leases                           (9,094)              -         (10,849)
  Proceeds from notes payable                                 -          50,000       4,740,000
  Repayments of notes payable                                 -               -        (185,170)
                                                   -------------   -------------   -------------

    Net cash provided by financing
     activities                                         761,880         571,493       9,946,121
                                                   -------------   -------------   -------------

Net increase (decrease) in cash                         (56,197)       (157,478)         90,847

Cash and cash equivalents at beginning of
 period                                                 316,444         248,325               -
                                                   -------------   -------------   -------------

Cash and cash equivalents at end of period         $    260,247    $     90,847    $     90,847
                                                   =============   =============   =============

                             See accompanying notes.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000


1. Basis of presentation

   The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of June 30, 2000, and the results of operations and cash flows for the periods ended June 30, 1999 and 2000.

   Basis of presentation and management's plans:

   The company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant losses ($14,028,672 since inception) and a stockholders' deficit at June 30, 2000 of $3,130,495. The Company's continued existence is dependent on its ability to obtain the additional funding necessary to complete development of the coupon clearing system and successfully market the product.

   During the three months ended June 30, 2000, two shares of Series A preferred stock were sold resulting in gross proceeds of $500,000 which provided additional liquidity for the Company for current operations. The Company is offering for sale up to $3,500,000 of Series A preferred stock. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

2. Notes payable

   On March 1, 2000, the Company borrowed $50,000 from two individuals evidenced by notes payable bearing interest at 10% per annum. Interest on the notes is payable quarterly and the notes are due on demand anytime after April 1, 2000. The notes are convertible, at the option of the holder, into the Company's common stock at 50% of the average closing sale price of the Company's common stock at the time of conversion. During July 2000, the notes were paid in full.

   In connection with the notes payable issued in 1996, 1997 and 1998, the Company issued warrants to purchase the Company stock exercisable for a three year period. As these warrants have neared their initial expiration dates, the Company has extended these warrants first for 120 days and then for successive 90 day periods.

   For accounting purposes, the Company is treating these extensions as stock appreciation rights and has recorded interest expense of $959,895 in 1999 related to the warrants which have been extended. During the quarter ended June 2000, the price of the Company's stock declined and therefore, the value assigned to the warrant extensions declined by $78,648. This combined with the first quarter expense of $54,844 results in a decrease in interest expense for the six months ended June 30, 2000 of $23,804.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000


3. Income taxes

   No provision for income taxes is required at June 30, 2000 because, in management's estimation the Company will not recognize any taxable income through December 31, 2000.

4. Private placements

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

   During the six months ended June 30, 2000, .5 units have been sold resulting in gross proceeds of $50,000. As of June 30, 2000, the Company has concluded this offering.

   During the three months ended June 30, 2000, two shares of Series A preferred stock were sold in a private placement resulting in gross proceeds of $500,000 which provided additional liquidity for the Company for current operations. $25,000 of the proceeds were received in July 2000 and have been reflected as stock subscriptions receivable in the financial statements. The sale of the two shares was part of a private offering of up to 14 shares of Series A preferred stock. If all 14 shares of the Series A preferred stock were sold this would generate gross proceeds of $3,500,000, however, there can be no assurance that the Company can sell any additional shares. The two shares of preferred stock which have been sold are convertible into 1,300,000 shares of the Company's common stock and carry a dividend rate of 8% annually.

5. Subsequent events

   During July and August 2000, the Company entered into employment agreements with two individuals. In connection with these agreements, the Company issued options to purchase 189,375 shares of the Company's common stock at exercise prices ranging from $.25 per share to $1.00 per share, exercisable for a two year period.

Item 2.

Management's Discussion and Analysis of financial condition and results of operation

Overview

The Company is a development stage company engaged in the development of its system for distributing and electronically clearing coupons, certain components of which are patented. The Company has generated no revenue from operations and has continually incurred losses of $14,022,180 since inception through June 30, 2000. The Company expects to incur additional losses through the end of the 2000 fiscal year.

At June 30, 2000, the Company had negative stockholders' equity of $3,124,003, which reflects $10,898,177 of paid in capital (net of amount attributable to treasury stock) less accumulated deficit of $14,022,180. The excess of the accumulated deficit amount over paid in capital primarily is the result of the amount of interest expense incurred in connection with short-term convertible notes and debentures by the Company and its predecessor in private transactions in 1996, 1997, 1998 and 1999. At June 30, 2000, the Company had a working capital deficit of $3,317,340, which is equal to the amount of $305,362 in current assets less $3,622,702 in current liabilities on such date.

The Company plans to continue on-going development of its coupon distribution and clearing system, to the extent permitted by available financing. The Company will require additional funds to continue its planned development efforts and implement its plan of operation over the next 12 months. The Company is actively pursing several financing opportunities. Some of the financing alternatives involve an investment directly into the Company, and others involve an investment into a subsidiary that is created to develop and operate one of the Company's products as a business unit. The Company is unable to provide any assurance that such additional funds will be available on commercially viable terms or at all. The Company may be forced to discontinue or curtail its operations and on-going development efforts if sufficient funds do not become available to the Company in a timely manner. Management believes that a major capital restructuring will be required in order to attract investment capital. The Company is continuing to pursue alternative sources of financing, however, currently there are no capital funding transactions pending.

Through June 30, 2000, the Company remained burdened with debt obligations and a continuing lack of working capital.

Financial Condition

The Company had $746,579 in total assets and approximately $3,870,582 in total liabilities at June 30, 2000, as compared to $876,535 and $3,668,163 at the end of fiscal 1999, respectively. Accounts payable and accrued expenses at the end of fiscal year 1999 were $1,186,958 as compared to $1,338,377 at June 30, 2000. The Company had a working capital deficit of $3,317,340 at June 30, 2000, as compared to a working capital deficit of $2,989,244 at December 31, 1999. The difference primarily is attributed to cash reductions of $157,478, and an increase in accrued interest of $152,647.

Results of Operations

The Company's operational costs historically have increased or decreased primarily due to the expansion or contraction of the Company's ongoing research and development efforts. The Company has incurred operating expenses of $9,023,817 since the inception of the Company's predecessor in 1992 through June 30, 2000. These expenses include $3,231,173 in research and development expenses and $5,534,775 in general and administrative expenses. Subject to the availability of additional funds, the Company expects its operational expenses and costs to increase as it expands its efforts to complete the development of its systems, products and services, and expects to commence manufacturing and installation of its equipment. The Company also expects operational costs to increase as it expands its marketing and promotional efforts in connection with the introduction of its products and services.

Quarter Ended June 30, 2000, Compared To Quarter Ended June 30, 1999

For the quarter ended June 30, 2000, the Company sustained net operating losses of $322,950, as compared to net losses of $306,557 for the quarter ended June 30, 1999. The increase in operating losses primarily was due to an increase in general and administrative expenses, an increase in research and development, an increase in depreciation and amortization expenses and a decrease in interest expense.

The Company's operating expenses for 2000 increased by approximately 45% to $326,950, as compared to operating expenses of $224,769 for the 1999 fiscal quarter. Operating expenses consist of research and development expenses, general and administrative expenses and depreciation and amortization costs and expenses. The increase in operating expenses in 2000 was due to an increase in general and administrative expenses by approximately $94,125 or 45% to $304,041 for the 2000 fiscal quarter, as compared to general and administrative expenses of $209,916 for the preceding fiscal quarter. The increase in general and administrative expenses primarily was due to the addition of Lawrence Mortimer Executive Marketing and Sales, Michael Parsons Director of Project Management and Technology and the addition of other marketing and programming personnel. Depreciation and amortization costs increased by 13% to $16,738, as compared to depreciation and amortization costs of $14,853 for the 1999 fiscal quarter. The increase in depreciation and amortization costs primarily was due to the purchase of additional computer equipment and production machinery.

The Company's net non-operating expenses (including non-operating interest income and interest expense) decreased by approximately 105% to $4,000 for the quarter ended June 30, 2000, as compared to non-operating expenses of $81,788 for the quarter ended June 30, 1999. The decrease was primarily due to a 101% decrease in interest expense, which represented 100% of the non-operating expenses for 2000 and approximately 100% of the non-operating expenses for the 1999 quarter. The decrease in interest expense was primarily due to the decrease in value assigned to the extension of the warrant exercise period related to the Company's debt offerings.

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

At June 30, 2000, the Company had $3,622,702 in current liabilities, of which $2,830,316 (including $640,229 of interest accrued thereon) was in the form of convertible, short-term debentures issued by the Company and its predecessor in private transactions during the 1998, 1997 and 1996 fiscal years. At June 30, 2000, the Company was in default of its obligations under the notes issued to investors by the Company and its predecessor. A portion of the notes was converted into shares of the Company's common stock during the 1998 and 1999 fiscal years. At June 30, 2000, notes in the aggregate principal amount of $2,190,087 remained outstanding, as compared to notes in the aggregate principal amount of $2,140,087 that were outstanding on December 31, 1999. The remaining portion of the Company's current liabilities is primarily comprised of continuing payment obligations of approximately $490,000 (at June 30, 2000 and December 31, 1999) to Unisys Corporation. The Company relies on the availability of additional capital to satisfy all such obligations.

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

The Company's cash position has declined since the end of fiscal 1999 through June 30, 2000. At June 30, 2000, the Company had available cash of $90,847, as compared to available cash of $248,325 at December 31, 1999. At the current spending rate of approximately $115,000 per month, the Company expects that such funds will be insufficient to continue operations beyond the third quarter of 2000, unless additional funds are raised.

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

During quarter ended June 30, 2000, the Company issued 132,392 shares of its common stock and received cash of $55,493. The Company also issued 2,064,202 shares of its common stock to employees for services and to a consultant for a cashless exchange of previously issued warrants.

The Company lacks sufficient capital or revenue to continue supporting the losses generated by its development. The Company, as it is currently structured has made progress in becoming an attractive investment for new equity investors players, but the Company has a long way to go to qualify for conventional bank or venture capital financing. Additional equity capital is necessary to finance working capital for development. Management is resolved to continue the search for the right financing formula as long as it can quickly put the Company, or its subsidiaries, on the path to generate positive cash flow. Due to the current financial condition of the Company and the relative lack of liquidity in the market for the Company's common stock, no assurance can be made that the Company will be successful in raising any substantial amount of capital through the sale of equity securities, or with additional bank debt on favorable terms in the near future. Nevertheless, due to such conditions, the Company may be required to issue common stock to pay executives, consultants and other employees, which may have a dilutive effect on other shareholders of the Company. Failure of the Company to acquire additional capital in the form of either debt or equity capital will most likely impair the ability of the Company to meet its obligations in the near or medium term. (See - Note 1 to Financial Statements).

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      None

Item 2.  Changes in Securities and use of proceeds

During the three month period ended June 30, 2000, the Company issued two shares of its Series A preferred stock at a per share purchase price of $250,000 for an aggregate cash purchase price of $500,000. One of the shares was issued to an existing stockholder of the Company. The other share was issued to nine unrelated third-party investors, each of whom received a fractional share corresponding to the amount invested. The Company did not employ the services of any underwriter in connection with the sale of these shares. Each of the shares of Series A preferred stock is convertible into 650,000 shares of the Company's common stock. The shares of Series A preferred stock are entitled to annual dividends equal to 8% of the purchase price. The two shares were offered and sold in private transactions pursuant to exemptions from registration under the Securities Act of 1933, as amended (the "Act"), that are available under Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act.

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits
              27.1 Financial Data Schedule (1)
         (b) During the quarter ended June 30, 2000, the Registrant filed no reports on Form 8-K.

Filed herewith

                                   Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Date: August 14, 2000                        IN STORE MEDIA SYSTEMS, INC.

                                                (Registrant)


                                                By: /S/ DONALD P. UHL
                                                   -----------------------------
                                                   Donald P. Uhl, President
                                                   and Chief Executive Officer