Form 10-Q
period 2000-09-30
IN STORE MEDIA SYSTEMS INC
filed 2000-11-14
CIK 1012316

                      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                         FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
----
         OF 1934

For the quarterly period ended September 30, 2000

                                        OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
----
         OF 1934

For the transition period from                to

Commission file number:      __________

                                IN STORE MEDIA SYSTEMS, INC.
-------------------------------------------------------------------------------
              (Exact name of Registrant as specified in its charter)

         Nevada                                                84-1249735
-------------------------------------------------------------------------------
(State or other jurisdiction of                   (IRS Employer Identification
 incorporation or organization)                    Number)

                      15423 East Batavia Drive, Aurora, Colorado 80011
-------------------------------------------------------------------------------
               (Address of principal executive offices and Zip Code)

                                  (303) 364-6550
-------------------------------------------------------------------------------
                          (Registrant's telephone number)

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

The number of shares outstanding of the issuer's classes of common stock, as of October 30, 2000 is 57,019,138 shares, $.01 par value.

                                 IN STORE MEDIA SYSTEMS, INC.


                                             INDEX


                                                                        Page No.

   PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

      Balance Sheet - December 31, 1999 and September 30, 2000
      (unaudited)                                                          3

      Statement of Operations - For the Three Months Ended September
      30, 1999 and 2000 (unaudited).                                       5

      Statement of Operations - For the Nine Months Ended September
      30, 1999 and 2000 and for the period from December 30,  1992
      (inception) through September 30, 2000 (unaudited)                   6

      Statement of Stockholders' Deficit - For the Nine Months Ended
      September 30, 2000 (unaudited)                                       7

      Statement of Cash Flows - For the Nine Months Ended September
      30, 1999 and 2000 and for the period from December 30,  1992
      (inception) through September 30, 2000 (unaudited)                   8

      Notes to Unaudited Financial Statements                              9

   Item 2  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              12

   Item 3  Quantitative and Qualitative Disclosure About Market Risk      14

   PART II. OTHER INFORMATION                                             15

Item 1.  Legal Proceedings                                                16
Item 2 Changes in Securities and Use of Proceeds                          16
Item 3 Defaults Upon Senior Securities                                    16
Item 4 Submission of Matters to a Vote of Security  Holders               16
Item 5 Other Information Item 6 Exhibits and Reports of Form 8-K          17
Item 6 Exhibits and Reports on Form 8-K                                   17
Signatures                                                                18

                       CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

This Quarterly Report contains certain forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements included or otherwise incorporated in the Quarterly Report, which reflect our management's view only on the date of filing of this report. We undertake no obligation to update these statements to reflect events or circumstances that occur after the filing date of this Quarterly Report or to reflect the occurrence of unanticipated events.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                    December 31, 1999 and September 30, 2000
                                  (Unaudited)

                                     ASSETS

                                                        1999        2000
                                                        ----        ----
Current assets:
   Cash and cash equivalents                          $248,325    $ 81,055
   Note receivable - related party                      63,860      68,171
   Inventory                                           117,295     117,295
   Other current assets                                  1,559       8,689
                                                      --------    --------

   Total current assets                                431,039     275,210

Property and equipment, at cost:
   Manufacturing equipment                             341,277     341,562
   Office furniture and equipment                      123,016     127,323
   Leasehold improvements                               55,228      55,228
                                                      --------    --------

                                                       519,521     524,113

   Less accumulated depreciation and amortization     (206,304)   (253,404)
                                                      --------    --------

   Net property and equipment                          313,217     270,709

Other assets:
   Advances and note receivable - related parties       45,085      46,658
   Loan issuance costs                                       -      10,000
   Deposits                                             29,159      29,159
   Patent costs, net of accumulated amortization of
   $18,089 (1999) and $21,206 (2000)                    58,035      85,061
                                                      --------    --------

   Net other assets                                    132,279     170,878
                                                      --------    --------

                                                      $876,535    $716,797
                                                      ========    ========


                            See accompanying notes.
                                       3

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                    December 31, 1999 and September 30, 2000
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                        1999        2000
                                                        ----        ----
   Accounts payable                                  $ 587,674   $ 581,012
   Interest payable                                    599,284     789,723
   Accrued wages                                             -      56,827
   Notes payable (Note 2)                            2,140,087   2,065,087
   Notes payable-shareholder and officer                90,000     121,000
   Obligations under capital leases                      3,238           -
                                                    ----------  ----------

   Total current liabilities                         3,420,283   3,613,649

Long-term liability:
   Debenture payable - related party                   247,880     247,880

Stockholders' deficit (Notes 2, 4 and 5):
   Preferred stock, no par value; 50,000,000 shares
   authorized, 3 (2000) shares issued and outstanding        -     750,000
   Common stock, $.01 par value; 150,000,000 shares
   authorized, 63,828,527 (1999) and 66,393,880
   (2000) shares issued                                638,285     663,938
   Additional paid-in capital                       10,242,453  11,000,659
   Treasury stock, at cost; 9,374,742 shares          (563,750)   (563,750)
   Deficit accumulated during the development
    stage                                          (13,108,616)(14,995,579)

   Total stockholders' deficit                      (2,791,628) (3,144,732)
                                                    ----------  ----------

                                                    $  876,535  $  716,797
                                                    ==========  ==========

                            See accompanying notes.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
             For the Three Months Ended September 30, 1999 and 2000
                                  (Unaudited)
                                                          1999        2000
                                                          ----        ----
Costs and expenses:
   Research and development                             $ 267,324   $  13,500
   General and administrative                             441,967     416,930
   Depreciation and amortization                           24,717      16,739
                                                        ---------   ---------

    Operating loss                                       (734,008)   (447,169)

Other income (expense):
   Interest income                                         22,427       1,118
   Debt conversion costs                                 (107,250)    (17,956)
   Interest expense (Note 2)                               66,755     251,703
                                                        ---------   ---------

    Total other income (expense)                          (18,068)    234,865
                                                        ---------   ---------

Net loss (Note 3)                                        (752,076)   (212,304)

Accrued dividends applicable to preferred stock                 -     (15,658)
                                                        ---------   ---------

Net loss applicable to common stock                     $(752,076)  $(227,962)
                                                        =========   =========

Basic and diluted net loss per common
   share                                                $    (.01)  $      (*)
                                                        =========   =========

Weighted average common shares
   outstanding                                         53,253,000  56,919,000
                                                       ==========  ==========


   * less than $.01 per share


                            See accompanying notes.
                                       5

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
             For the Nine Months Ended September 30, 1999 and 2000
and for the Period from December 30 1999 (inception) through September 30, 2000
                                  (Unaudited)

                                                                  Cumulative
                                                                  amounts from
                                             1999        2000       inception
                                             ----        ----     ------------
Costs and expenses:
   Research and development               $  267,324   $   19,671  $  3,244,673
   General and administrative                849,640    1,166,042     5,951,705
   Depreciation and amortization              54,423       50,216       274,608
                                          ----------   ----------  ------------

    Operating loss                        (1,171,387)  (1,235,929)   (9,470,986)

Other income (expense):
   Interest income                            23,454        5,549        87,948
   Litigation settlement                           -            -      (156,250)
   Debt conversion costs                    (107,250)     (17,956)     (403,100)
   Interest expense (Note 2)                (195,624)     115,976    (4,298,588)
                                          ----------   ----------    ----------

    Total other income (expense)            (279,420)     103,569    (4,769,990)
                                          ----------   ----------    ----------

Net loss (Note 3)                         (1,450,807)  (1,132,360)  (14,240,976)

Accrued dividends applicable to
   preferred stock                                 -      (15,658)      (15,658)
                                          ----------   ----------   -----------

Net loss applicable to common stock      $(1,450,807) $(1,148,018) $(14,256,634)
                                         ===========  ===========  ============

Basic and diluted net loss per common
   share                                 $      (.03) $      (.02) $       (.30)
                                         ===========  ===========  ============

Weighted average common shares
   outstanding                            51,000,000   56,255,000    48,247,000
                                         ===========  ===========  ============

                            See accompanying notes.
                                       6



                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT  OF CHANGES IN  STOCKHOLDERS'  DEFICIT
                  For the Nine Months Ended September 30, 2000
                                  (Unaudited)

                                                                                                           Deficit
                                                                                                         accumulated
                                                                                  Additional             during the
                                           Preferred stock       Common stock      paid-in   Treasury    development
                                          Shares     Amount    Shares    Amount    capital     stock       stage
                                          ------     ------    ------    ------   ---------- --------   -----------


Balance, December 31, 1999                     -   $      - 63,828,527 $638,285  $10,242,453 $(563,750) $(13,108,616)

   Sale of common stock for cash and in
    exchange for stock offering services
    ($1.00 per share) (Note 4)                 -          -     50,000      500       49,500         -             -

   Exercise of warrants                        -          -    249,642    2,496       14,147         -             -

   Issuance of common stock for employee
    compensation ($.90 per share)              -          -     55,000      550       48,950         -             -

   Warrants exercised on a cashless basis
    in consideration for loan and offering
    expenses                                   -          -  2,009,202   20,092      (20,092)        -             -

   Extension of exercise period of warrants
    issued in connection with debt offerings
   (Note 2)                                    -          -          -        -     (347,369)        -             -

   Sale of preferred stock for cash (Note 4)   3    750,000          -        -      750,000         -      (750,000)

   Preferred stock dividends                   -          -          -        -       (4,603)        -             -

   Intrinsic value of stock options granted    -          -          -        -      144,688         -             -

   Conversion of notes payable into common
    stock (Note 2)                             -          -    201,509    2,015      118,382         -             -

   Net loss for the nine months ended
    September 30, 2000                         -          -          -        -            -         -    (1,132,360)
                                              ---  --------  --------- --------  ----------- ---------  ------------

Balance, September 30, 2000                     3  $750,000 66,393,880 $663,938  $11,000,659 $(563,750  $(14,995,579)
                                              ===  ======== ========== ========  =========== =========  ============

                            See accompanying notes.
                                       7

                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
            For the Nine Months Ended September 30, 1999 and 2000 and
  for the Period from December 30 1999 (inception) through September 30, 2000
                                  (Unaudited)

                                                                  Cumulative
                                                                   amounts
                                                                     from
                                             1999        2000     inception

Cash flows from operating activities:
  Net loss                                $(1,450,807) $(1,132,36) $(14,240,976)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization              54,423      50,216       274,608
    Common stock and options issued for
     services patents and payables            519,120     194,188     1,527,388
    Amortization of debt issuance costs        14,171    (347,369)    1,371,139
    Reduction in note receivable - related
     party charged to research and
     development                              235,667           -       244,311
    Changes in assets and liabilities:
     Accounts receivable and notes
      receivable                               96,046      (4,311)      (68,171)
     Inventory                                 22,559           -      (117,295)
     Accounts payable                        (422,652)     (6,662)      581,012
     Interest payable                          23,196     190,439       899,613
     Accrued wages                                  -      56,827        56,827
     Other                                          -      (7,130)       (8,689)
                                          -----------  ----------   -----------

    Total adjustments                         542,530     126,198     4,760,743
                                          -----------  ----------   -----------

    Net cash used in operations              (908,277) (1,006,162)   (9,480,233)

Cash flows from investing activities:
  Purchase of property and equipment          (53,893)     (4,592)     (262,146)
  Advances - related party                          -      (1,573)     (290,969)
  Patent costs                                (14,979)    (30,142)     (106,265)
  Lease deposits                                1,811           -       (29,159)
                                          -----------  ----------   -----------

    Net cash used in investing activities     (67,061)    (36,307)     (688,539)

Cash flows from financing activities:
  Proceeds from sale of common stock        2,042,813     187,040     5,497,687
  Proceeds from the sale of preferred stock         -     750,000       750,000
  Purchase of treasury stock                 (520,000)          -      (520,000)
  Proceeds from common stock subscriptions    (75,000)          -             -
  Payment of preferred stock dividends              -      (4,603)       (4,603)
  Loan issuance costs                               -     (10,000)      (10,000)
  Proceeds from (repayments of) stockholder
   loans                                      (23,500)     31,000       121,000
  Proceeds from (repayments of) capital
   leases                                     (10,164)     (3,238)      (14,087)
  Proceeds from notes payable                       -      50,000     4,740,000
  Repayments of notes payable                 (32,000)   (125,000)     (310,170)
                                          -----------  ----------   -----------

    Net cash provided by financing
     activities                             1,382,149     875,199    10,249,827

Net increase (decrease) in cash               406,811    (167,270)       81,055

Cash and cash equivalents at beginning
 of period                                    316,444     248,325             -
                                          -----------  ----------   -----------

Cash and cash equivalents at end
 of period                                $   723,255  $   81,055   $    81,055
                                          ===========  ==========   ===========

                            See accompanying notes.
                                      8

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000


1. Basis of presentation

   The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 2000, and the results of operations and cash flows for the periods ended September 30, 1999 and 2000.

   Basis of presentation and management's plans:

   The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant losses ($14,240,976 since inception) and a stockholders' deficit at September 30, 2000 of $3,144,732. The Company's continued existence is dependent on its ability to obtain the additional funding necessary to complete development of the coupon clearing system and successfully market the product. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

   During the nine months ended September 30, 2000, three shares of Series A preferred stock were sold resulting in gross proceeds of $750,000 which provided additional liquidity for the Company for current operations. Through a private placement, as a means to secure additional working capital, the Company is seeking to generate additional proceeds totaling $2,750,000 through the sale of eleven additional shares of Series A preferred stock.

   In October 2000, the Company issued a letter to all note holder's providing them the option of extending their notes and accrued interest for one additional year or converting their notes and accrued interest for shares of the Company's common stock.

2. Notes payable

   On September 5, 2000, the Company borrowed $30,000 from an officer of the Company. Interest on the note accrues monthly at 9.5% per annum. The note and accrued interest is due on October 31, 2000, or upon receipt of new equity funds in excess of $100,000. The term of the note has been extended by the holder through January 2, 2001.

   On March 1, 2000, the Company borrowed $50,000 from two individuals evidenced by notes payable bearing interest at 10% per annum. Interest on the notes is payable quarterly and the notes are due on demand anytime after April 1, 2000. During July 2000, the notes plus all accrued interest were paid in full.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

2. Notes payable (continued)

   In connection with the notes payable issued in 1996, 1997 and 1998, the Company issued warrants to purchase the Company stock exercisable for a three-year period. As these warrants have neared their initial expiration dates, the Company has extended these warrants first for 120 days and then for successive 90 day periods.

   For accounting purposes, the Company is treating these extensions as stock appreciation rights and has recorded interest expense of $959,895 in the fourth quarter of 1999 related to the warrants which have been extended. For the nine months ended September 30, 1999, no expense was recorded related to the warrant extensions. During the quarter ended September 2000, the price of the Company's stock declined. As a result, the value assigned to the warrant extensions was reduced by $323,565 and $347,369 for the three months and nine months ended September 30, 2000, respectively.

   During the quarter ended September 30, 2000, holders of $75,000 of notes payable elected to convert their notes and accrued interest into common stock or use the notes payable balance and interest to exercise their warrants. The Company has recorded an expense of $17,956 as debt conversion costs in recognition of the beneficial conversion terms offered.

3. Income taxes

   No provision for income taxes is required at September 30, 2000 because, in management's estimation the Company will not recognize any taxable income through December 31, 2000.

4. Private placements

   During November 1998, the Company commenced a private placement of $100,000 units, each consisting of 100,000 shares of common stock and warrants to purchase 100,000 shares of common stock exercisable during the first year at $1.25 per share and at $1.50 per share during the second year.

   During the six months ended June 30, 2000, .5 units were sold resulting in gross proceeds of $50,000. As of June 30, 2000, the Company concluded this offering.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

4. Private placements (continued)

   During the nine months ended September 30, 2000, three shares of Series A preferred stock were sold in a private placement resulting in gross proceeds of $750,000 which provided additional liquidity to the Company for current operations. The three shares of preferred stock are convertible into 1,950,000 shares of the Company's common stock and carry an annual dividend rate of 8%. If the Company completes the sale of all of the remaining shares of Series A preferred stock available through the private placement, the Company would generate additional gross proceeds of $2,750,000. The Company, however, can provide no assurance that the Company will be able to complete the sale of any additional shares of Series A preferred stock.

   The preferred stock when issued contained a favorable exchange ratio into common stock. This favorable exchange ratio has been valued at the difference between the market price of the stock and the conversion price and has been reflected as an increase of $1,038,312 in additional paid-in capital and a corresponding increase in the accumulated deficit.

5. Stock options

   During the quarter ended September 30, 2000, the Company entered into employment and consulting agreements with three individuals. In connection with these agreements, the Company issued options to purchase 1,064,375 shares of the Company's common stock at prices ranging from $0.25 per share to $1.00 per share, exercisable for a two-year period. Of these newly issued options, 314,375 were fully vested at September 30, 2000, 125,000 of the options vest over the next 10 months and the remainder vest upon the achievement of certain milestones. In connection with the issuance of these options, the Company has recorded compensation expense of $144,688.

6.  Subsequent event

    In October 2000, the Company issued a letter to all note holder's providing them the option of extending their notes and accrued interest for one additional year or converting their notes and accrued interest for shares of the Company's common stock.

Item 2.

Management's Discussion and Analysis of financial condition and results of operation

Overview

The Company is a development stage company engaged in the development of its system for distributing and electronically clearing coupons, certain components of which are patented. The Company has generated no revenue from operations and has incurred losses of $14,240,976 since inception through September 30, 2000. The Company expects to incur additional losses through the end of the 2000 fiscal year.

At September 30, 2000, the Company had a stockholders' deficit of $3,144,732, which reflects $11,288,971 of paid in capital (net of amount attributable to treasury stock) less accumulated deficit of $15,283,891. The excess of the accumulated deficit amount over paid in capital primarily is the result of the amount of interest expense incurred in connection with short-term convertible notes and debentures by the Company and its predecessor in private transactions in 1996, 1997, 1998 and 1999. At September 30, 2000, the Company had a working capital deficit of $3,338,439.

The Company plans to continue on-going development of its coupon distribution and clearing system, to the extent permitted by available financing. The Company will require additional funds to continue its planned development efforts and implement its plan of operation over the next 12 months. The Company is actively pursuing several equity financing opportunities. Some of the financing alternatives involve an investment directly into the Company, and others involve an investment into a subsidiary that is created to develop and operate one of the Company's products as a business unit. The Company is unable to provide any assurance that such fund raising efforts will be achievable. The Company may be forced to discontinue or curtail its operations and on-going development efforts if sufficient funds do not become available to the Company in a timely manner. Management believes that a major capital restructuring will be required in order to attract investment capital.

The Company continues to pursue alternative sources of financing. However, the Company has no commitments for additional financing at this time, and the Company can provide no assurance that it will be able to secure sufficient funds to continue operations as planned. Through September 30, 2000, the Company remained burdened with debt obligations and a continuing lack of working capital. If the Company is unable to secure additional working capital, it may be forced to curtail or discontinue its operations.

Financial Condition

The Company had $716,797 in total assets and $3,861,529 in total liabilities at September 30, 2000, as compared to $876,535 and $3,668,163 at the end of fiscal 1999, respectively. Accounts payable and accrued expenses at the end of fiscal year 1999 were $1,186,958 as compared to $1,427,562 at September 30, 2000. The Company had a working capital deficit of $3,338,439 at September 30, 2000, as compared to a working capital deficit of $2,989,244 at December 31, 1999. The difference primarily is attributed to reductions of $167,270 in available cash and cash equivalents, and an increase in accrued interest of $190,439.

Results of Operations

The Company's operational costs historically have increased or decreased primarily due to the expansion or contraction of the Company's ongoing research and development efforts. The Company has incurred operating expenses of $9,470,986 from inception through September 30, 2000. These expenses include $3,244,673 in research and development expenses and $5,951,705 in general and administrative expenses. Subject to the availability of additional funds, the Company expects its operational expenses and costs to increase as it expands its efforts to complete the development of its systems, products and services, and plans to commence manufacturing and installation of its equipment. The Company also expects operational costs to increase as it expands its marketing and promotional efforts in connection with the introduction of its products and services.

Quarter Ended September 30, 2000, Compared To Quarter Ended September 30, 1999

For the quarter ended September 30, 2000, the Company sustained net operating losses of $212,304, as compared to net losses of $752,076 for the quarter ended September 30, 1999. The decrease in operating losses primarily was due to a decrease in general and administrative expenses, a decrease in research and development, a decrease in depreciation and amortization expenses and a decrease in interest expense.

The Company's operating expenses for the quarter ended September 30, 2000, decreased by approximately 39% to $477,169, as compared to operating expenses of $734,008 for the same period last year. The decrease in operating expenses in 2000 was due to decreases in research and development expenses, general and administrative expenses, depreciation and amortization expenses. Research and development costs decreased by 95% to $13,500 for the quarter ended September 30, 2000, as compared to research and development costs of $267,324 for the same quarter last year. This decrease was due to the absence of certain expenses relating to patent development. During 1999, the Company expensed as patent development expenses a note receivable of $244,311 from the Company's former president, which was exchanged for certain patents. General and administrative expenses decreased by approximately $25,037 or 6% to $416,930 for the 2000 fiscal quarter, as compared to general and administrative expenses of $441,967 for the same quarter last year. The decrease in general and administrative expenses primarily was due to reductions in corporate salaries and wages. Depreciation and amortization costs decreased by 32% to $16,739, as compared to depreciation and amortization costs of $24,717 for the quarter ended September 30, 1999. The decrease in depreciation and amortization costs primarily was due to an increase in fully-depreciated assets.

The Company's net non-operating income (including non-operating interest income and interest expense) increased to income of $234,865 for the quarter ended September 30, 2000, as compared to non-operating expenses of $18,068 for the quarter ended September 30, 1999. The increase was primarily due to a 277% decrease in interest expense, which represented 107% of the non-operating expenses for the quarter ended September 30, 2000. The decrease in interest expense was primarily due to the decrease in value assigned to the extension of the warrant exercise period related to the Company's debt offerings. Debt conversion costs for the quarter ended September 30, 2000, decreased by 83% to $17,956 due to the decrease in the number of notes converted to common stock during 2000 as compared to 1999.

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

At September 30, 2000, the Company had $3,613,649 in current liabilities, of which $2,705,778 (including $640,691 of interest accrued thereon) was in the form of convertible, short-term debentures issued by the Company and its predecessor in private transactions during the 1998, 1997 and 1996 fiscal years. At September 30, 2000, the Company was in default of its obligations under the notes issued to investors by the Company and its predecessor. A portion of the notes was converted into shares of the Company's common stock during the 1998, 1999, and 2000 fiscal years. In October 2000, the Company issued a letter to all note holder's providing them the option of extending their notes and accrued interest for one additional year or converting their notes and accrued interest for shares of the Company's common stock. The Company anticipates completing this process by the end of its fiscal year. At September 30, 2000, notes in the aggregate principal amount of $2,065,087 remained outstanding, as compared to notes in the aggregate principal amount of $2,140,087 that were outstanding on December 31, 1999. The remaining portion of the Company's current liabilities is primarily comprised of continuing payment obligations of approximately $490,000 (at September 30, 2000 and December 31, 1999) to Unisys Corporation. The Company relies on the availability of additional capital to satisfy all such obligations.

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

Since the end of fiscal year 1999 through September 30, 2000, the Company's cash position has declined. At September 30, 2000, the Company had available cash of $81,055, as compared to available cash of $248,325 at December 31, 1999. At the current spending rate of approximately $60,000 per month, the Company expects that such funds will be insufficient to continue operations beyond November 2000, unless additional funds are raised.

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

During the quarter ended September 30, 2000, the Company issued 167,250 shares of its common stock and reduced accrued interest by $11,150 in connection with the exercise of warrants. The Company also issued 201,509 shares of its common stock to note holders who converted their notes into common stock.

The Company lacks sufficient capital or revenue to continue supporting the losses generated by its development. The Company, as it is currently structured has made progress in becoming an attractive investment for new equity investors, but the Company has a long way to go to qualify for conventional bank or venture capital financing. Additional equity capital is necessary to finance working capital for development. Management is resolved to continue the search for the right financing formula as long as it can quickly put the Company, or its subsidiaries, on the path to generate positive cash flow. Due to the current financial condition of the Company and the relative lack of liquidity in the market for the Company's common stock, no assurance can be made that the Company will be successful in raising any substantial amount of capital through the sale of equity securities, or with additional bank debt on favorable terms in the near future. Nevertheless, due to such conditions, the Company may be required to issue common stock to pay executives, consultants and other employees, which may have a dilutive effect on other shareholders of the Company. Failure of the Company to acquire additional capital in the form of either debt or equity capital will most likely impair the ability of the Company to meet its obligations in the near or medium term. (See - Note 1 to Financial Statements).

Item 3.

Quantitative and Qualitative Disclosure About Market Risk.

The Company does not own financial instruments that are subject to market risk.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities and use of proceeds

During the three month period ended September 30, 2000, the Company issued one share of its Series A preferred stock at a purchase price of $250,000. The share was issued to an unrelated third-party investor. The Company did not employ the services of any underwriter in connection with the sale of this share. This share of Series A preferred stock is convertible into approximately 650,000 shares of the Company's common stock and entitled to annual dividends equal to 8% of the purchase price.

The share was sold in a private transaction pursuant to exemption from registration available under Section 4(2) of the Securities Act of 1933 (the "Securities Act") and Rule 506 of Regulation D under the Securities Act.

Item 3. Defaults Upon Senior Securities

As of September 30, 2000, the Company was in default on its notes payable to investors in the form of convertible short-term debentures totaling $2,705,778 including accured interest of $640,691.

Item 4. Submission of Matters to a Vote of Security Holders

  (a) The Company held its Annual Meeting of Stockholders on September 29, 2000.

  (b) Not applicable

  (c) At the time of the Annual Meeting of Stockholders held on September 29, 2000, the following matters were proposed and acted upon:

      (i) The uncontested election of the following nine directors to serve until the next Annual Meeting of Stockholders and thereafter until their successors are elected and qualified:

               Donald P. Uhl
               Everett E. Schulze, Jr.
               Frank J. Pirri
               Joel Monsky
               Charles A. Schulze
               Michael T. Mozer
               Ronald F. Anderegg
               Raymond Solomon
               George E. Sattler

           For all nominees the results of the vote were as follows:
               For                                             40,852,187
               Against                                             48,500
               Abstained                                            8,000
               Withheld or not present in person or by proxy   15,741,692

      (ii) To amend and restate the Company's Articles of Incorporation to (a) increase the number of shares of common stock authorized for issuance from 100,000,000 shares to 150,000,000; and (b) increase the number of shares of preferred stock authorized for issuance from 5,000,000 shares to 50,000,000 shares.

           The results of the vote were as follows:
               For                                             34,653,674
               Against                                            350,349
               Abstained                                           12,000
               Withheld or not present in person or by proxy   21,634,356

    (iii) To amend and restate the Company's Articles of Incorporation to have the number of directors of the Company to be provided for in the Company's bylaws.

           The results of the vote were as follows:
                For                                            34,938,023
                Against                                            95,000
                Abstained                                           2,000
                Withheld or not present in person or by proxy  21,615,356

    (iv) To ratify the appointment of Causey Demgen & Moore Inc., as the Company's independent auditors.

           The results of the vote were as follows:
                For                                            40,873,727
                Against                                             9,800
                Abstained                                           2,160
                Withheld or not present in person or by proxy  15,764,692

(d) Not applicable:


Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

        27.1 Financial Data Schedule (1)

    (b) During the quarter ended September 30, 2000, the Registrant filed no reports on Form 8-K.


(1)   Filed herewith

                                          Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Date: November 14, 2000                      IN STORE MEDIA SYSTEMS, INC.
                                                (Registrant)


                                                By: /s/ Donald P. Uhl
                                                Donald P. Uhl, President
                                                and Chief Executive Officer