Form 10-K
period 2000-12-31
IN STORE MEDIA SYSTEMS INC
filed 2001-04-05
CIK 1012316

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000        Commission file No. 000-28515
                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          IN STORE MEDIA SYSTEMS, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its Charter)

           NEVADA                                                84-1249735
-------------------------------                                  ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

15423 EAST BATAVIA DRIVE, AURORA, COLORADO                           80011
------------------------------------------                           ------
(Address of principal executive offices)                            (Zip Code)

                                 (303) 364-6550
                         ------------------------------
              (Registrant's telephone number, including area code)

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

                               YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference of Part 111 of this Form 10-K, or any amendment to this Form 10-K. [X]

         On March 30, 2001, the Registrant had 31,469,312 shares of common voting stock held by non-affiliates. The aggregate market value of shares of common stock held by non-affiliates was $39,336,640 on this date. This valuation is based upon the average of the high and low prices for shares of common voting stock of the Registrant on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") on March 30, 2001.

         On March 30, 2001, the issuer had 60,482,931 shares of its no par value common stock outstanding.

                                     PART I

ITEM 1 - BUSINESS
-----------------

         Our business is subject to certain risks and uncertainties that are discussed in the section entitled "Business Risks" below.

Forward Looking Statements

         This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report on Form 10-K are forward looking. We use words such as "anticipates," "believes," "expects," "future" and "intends" and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations. The following discussion includes forward-looking statements regarding expectations of future profitability of our business, gross margin, improvement in operating loss and sales, all of which are inherently difficult to predict. Actual results could differ significantly for a variety of reasons, including the accessibility to additional capital, the rate of growth and consumer acceptance of the Internet and online commerce, the amount that the Company invests in new business opportunities and the timing of those investments, customer spending patterns, the mix of products sold to customers, the mix of revenues derived from product sales as compared to services, and risks of fulfillment throughput and productivity. These risks and uncertainties, as well as other risks and uncertainties, could cause the Company's actual results to differ significantly from management's expectations

GENERAL

         In Store Media Systems, Inc., a Nevada corporation (the "Company" or "ISMSI"), has its corporate offices at 15423 East Batavia Drive, Aurora, Colorado 80011. The Company is a development stage enterprise that is developing, and plans to manufacture and distribute, its in-store, closed-loop couponing system, which incorporates the Company's patent pending process for electronically clearing cents-off coupons redeemed by consumers at supermarkets and other retail locations. The Company also has developed a system for dispensing coupons to supermarket and other retailer consumers through its patented Coupon Exchange Center(TM), which is added on to the Company's electronic coupon clearing systems. When used at participating retailers, the coupon clearing systems will validate each coupon to the product purchased, will provide daily reimbursement to the retailer for discounts given consumers and will relieve retailers of the responsibility of handling and shipping coupons. The clearing systems are also expected to provide manufacturers with extremely current and accurate coupon promotion data and sharply reduce occurrences of coupon misredemption that costs coupon issuing manufacturers hundreds of millions of dollars annually. Manufacturers also use coupon redemption information including, in some cases customer's identity, to "close the loop" by adjusting their next coupon promotion incentive. The Coupon Exchange Center is expected to offer a way to "close the loop" because manufacturers can react overnight to redemption information, modify their promotion accordingly and download the revised promotion to specific Coupon Exchange Centers via the Internet. When the Coupon Exchange Center, in-store coupon distribution system is available for use by consumers, they will receive InstaCash(TM) coupons that are redeemed for instant cash rebates at the checkout lane when consumers purchase the specified products. Each InstaCash Coupon will be registered electronically using the Company's electronic coupon clearing systems and usually contains specific household identifiers.

         To date, the Company has been primarily engaged in developing its technology, securing patent protection, formulating its business strategy, raising initial capital and developing necessary relationships with third parties, such as supermarkets, packaged goods manufacturers and others, such as Unisys Corporation, in connection with the manufacture of the hardware and systems incorporated into the Company's product line. We regard these relationships as necessary, since further development of our systems and products, their introduction to the market and their acceptance by consumers will require the assistance and participation of these and other participants in the coupon industry.

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

         The Company believes that its Coupon Exchange Centers offer numerous advantages over existing methods of delivering promotions for consumer products. In the course of developing the Coupon Exchange Center, the Company also has developed a stand-alone electronic coupon clearing system for installation and use at supermarket checkout lanes. The Company has conducted market research and completed over 30 field interviews with key industry participants, including representatives from Proctor & Gamble, Coca-Cola, Ralston Purina, Brown & Williamson, RJ Reynolds, Nestle, SmithKline Beecham, Nabisco, Tropicana and Gillette. We also rely on published industry information set forth in the "Electronic Coupon Clearing Guidelines A Best Practices Approach", which was prepared by Robert D. Hemphill & Associates for the Joint Industry Coupon Committee. Based on the Company's market research and published industry information, the Company believes an immediate need exists for electronic coupon clearing at virtually every checkout lane in every supermarket in the United States. Based on our research, similar systems do not exist in the market today, and we are not aware of any such system scheduled for introduction.

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

         The Company has not generated any revenue from operations to date. Since inception through December 31, 2000, the Company incurred accumulated losses of $15,621,302. The Company will rely upon the proceeds of anticipated sale of debt and equity securities, as well as anticipated revenues from operations to finance equipment production as well as operating costs and expenses.

RECENT DEVELOPMENTS

         To facilitate the initial introduction of its systems, the Company has entered into a financing agreement with In Store Capital LLC, an independent company formed specifically to provide equipment and receivables financing for In Store Media Systems, Inc. After the anticipated successful introduction of each of its products, In Store Capital has agreed to obtain equipment and receivables financing facilities of up to $100 million through Morris and Mozer, Inc., an investment banking firm located in Minneapolis, Minnesota. The funds available through this line of credit is expected to start small and grow rapidly as the Company's systems are installed in more market areas. Under this agreement, In Store Capital will provide the initial capital required to commercially test first the Coupon Bank System, then the InStaClearing and Coupon Exchange Center systems respectively, in several commercial applications. After successful commercial demonstrations, In Store Capital will provide the structure through which other major investment banking firms can join In Store Capital in financing rollout of the respective systems of the Company. In Store Capital has committed to provide financing for the Coupon Bank System, but is not obligated to finance other systems on a binding time table. In the past, the Company has experienced substantial product installation delays resulting primarily from inadequate financial resources. The ability to execute its product introduction plan will depend upon the resources provided by and through In Store Capital, LLC.

         The investment group that provided additional development capital to the Company and that formed In Store Capital LLC, was introduced to the Company by Morris and Mozer Financial, Inc., of which Michael T. Mozer, a director of the Company, is a principal. In addition, Morris and Mozer Financial, Inc. secured a conditional agreement with Coast Business Credit on behalf of the Company, which if finalized, will provide the Company with funding through In Store Capital LLC. As compensation for its services, Morris and Mozer Financial, Inc. will receive warrants to purchase 3,150,000 shares of the Company's common stock that can be exercised anytime in the third, fourth or fifth year after the date on which they were issued. The warrants will vest and become exercisable only after the completion of a financing agreement acceptable to the Company. The exercise price is $2.00 per share and the Company may call the warrants anytime after two and one-half years at $4.00 per share. In addition, Morris and Mozer Financial, Inc. will receive a one-time fee equal to 1% of the amount of each "draw" made by the Company against either the equipment financing or the receivables revolver.

COUPON INDUSTRY INFORMATION

         The $6.8 billion coupon industry is part of the over $280 billion spent annually in the United States to advertise and promote goods and services, and it is an influential force in the over $400 billion retail food industry. The coupon is the only "cash instrument" in the United States not cleared electronically. Today it takes up to eight weeks to process coupons and get reimbursement to retailers. It takes much longer to get meaningful coupon performance data to the manufacturers' brand managers, and such data is incomplete. The Company intends to replace the present methods of clearing and marketing coupons with systems that provide manufacturers and retailers with near daily access to their promotion data.

INDUSTRY STATISTICS

         The following industry statistics were compiled from information presented in the 2000 State of the Industry report prepared by NCH NuWorld Marketing Limited. NCH NuWorld Marketing Limited is one of the oldest and largest manufacturer agent clearinghouse in the coupon redemption industry. See section entitled "Competition-Coupon Redemption Competition."

         o        Manufacturers distributed 248 billion coupons in 2000

         o        There were 4.5 billion coupons redeemed in 2000

         o        Coupons are used by 77% of United States population

                     2000 Cost in Cents Per Redeemed Coupon

Face Values Redeemed                          $   0.75           (55.9%)
Distribution Costs                                0.49           (36.7%)
Handling Fees                                     0.08            (5.9%)
Processing Fees & Other Costs                     0.02            (1.5%)
                                              --------         ---------

Total Costs Per Redeemed Coupon*              $   1.34            (100%)
                                              ========         =========

         * Note: This figure does not include the cost of coupon fraud or misredemption. All figures are rounded to the nearest whole number.

MARKET FOR EFFICIENT COUPON PROCESSING

         The number, variety, and face value of coupons continued to increase in 2000. By far the most common coupons are those that are distributed as free standing inserts ("FSI") in newspapers which constitute 82.4% of all coupon distribution and a similar proportion of coupon redemption. Other forms of coupon distribution include direct mail, in-store by a variety of means, "in-ad," in/on-pack, and even a fractional percentage of coupons distributed over the Internet. Virtually all such coupons are presented by consumers at the store checkout lane. The processing of these billions of coupons is inefficient and expensive. Manufacturers must wait many weeks to get promotion marketing data and the failure to link coupons with product purchases opens the door to significant coupon misredemption problems. From the retailer perspective, fully-burdened coupon handling costs exceed the $.08 per coupon handling fee and waiting six to eight weeks for reimbursement from manufacturers means perpetually tying up millions of dollars in coupon receivables. Electronic coupon processing at the store is the obvious answer to the present inefficiencies and many store POS systems have the inherent ability to read coupon bar codes. However, store POS systems vary from chain to chain and sometimes store to store within the chain, which makes a standardized electronic clearing process difficult. Moreover, the problem of misredemption has made manufacturers reluctant to rely entirely on the retailer for coupon counts and invoices.

MARKET FOR IN-STORE COUPONING

         While the overall coupon industry is growing slowly, the in-store distribution segment of the industry has experienced and sustained a 20%-plus long-term growth rate over the last ten years. In-store coupons are one of the best ways to encourage new product trials, induce brand switching and protect market share. Based on an article published in the October 1999 issue of Promo Magazine, industry sources estimate that the annual revenues from this segment is $700 to $800 million. Promo Magazine is a monthly trade publication focused on the retail promotion industry.

         Because the in-store coupon can be more easily targeted to a specific consumer, it should continue to enjoy long-term growth as the manufacturers' database marketing programs become more sophisticated and retailer loyalty programs become more entrenched. Retailer loyalty programs are promotional programs that supermarkets implement to motivate shoppers to shop repeatedly either at a particular store or a particular chain. The most common retailer loyalty program is the "frequent shopper card," which provides consumers special savings at the checkout on repeat purchases. The ISMSI Free Money Card(TM) is the Company's version of the frequent shopper card, which can be used to complement or substitute similar supermarket programs.

PRODUCTS AND SERVICES

         The Company is still in the process of developing its products and systems, and therefore cannot assure or guarantee that it will develop its products and introduce them to market successfully. The Company has completed development of its first-stage, electronic coupon clearing system ("The Coupon Bank(TM) System" or "CBS") and will make its first installations in the first quarter of 2001. The Company's second-stage, in-lane, coupon clearing system (InStaClearing(TM)) is in prototype form and is scheduled for initial introduction in the third or fourth quarter of 2001. The Company's third-stage system (The Coupon Exchange Center(TM)) is in prototype form and scheduled for initial introduction in the fourth quarter of 2001. The Company intends to continue development of its products and services subject to the availability of additional funds. The Company's products and services incorporate patent protected technology. Patents are pending on the Coupon Bank System and InStaClearing System. The Coupon Exchange Center is protected by a patent issued in January 1996 and owned by the Company, which includes 37 allowed claims. The Company's proprietary consumer marketing data system (InstaData(TM)) patent application has been allowed and is expected to formally issue under the title "Merchandising Using Consumer Data from Surveys" in April 2001.

         The ultimate application of the Company's proprietary technology is the distribution of customer-specific InstaCash coupons through its Coupon Exchange Centers. However, the Company intends to first introduce its Coupon Bank System to clear ordinary coupons currently redeemed at supermarket checkout lanes. The Coupon Bank System will, when deployed, verify that the products were purchased with the coupons redeemed, delivers timely promotional data to manufacturers and reimburses retailers within a day or two for coupon discounts passed on to consumers at checkout. In stores with high coupon volume, the Coupon Bank System is expected to be displaced by the Company's in-lane InStaClearing System, which matches coupons to products in near real-time, creates an electronic record and destroys the coupon on the spot. After retail stores accept and use the electronic coupon clearing systems, the Company will market its Coupon Exchange Center systems, which interface with and build upon the coupon clearing systems. Each Coupon Exchange Center includes the distribution of targeted coupons and touch-screen consumer surveys that are expected to increase the revenue potential with many business-to-business and business-to-consumer Internet possibilities. Descriptions of the Company's pending products and services are provided below.

         The Coupon Bank System

         The Company will enter the coupon clearing industry with its proprietary Coupon Bank System. The CBS will be installed in a store's back office instead of the checkout lane. The advantage of the CBS is that it uses the accepted, industry-wide coupon processing infrastructure while providing most of the benefits of the more costly in-lane system. The CBS equipment is being manufactured by Kiosk Information Systems (KIS), one of the nation's leading interactive kiosk producer.

         THE INSTACLEARING SYSTEM. The Company's second product introduction is anticipated to be its in-lane InStaClearing System. This system will replace CBS units, or be installed initially, in some stores later in 2001 where coupon volumes average 500 coupons per day or higher. The InStaClearing System improves on the Coupon Bank System by matching redeemed coupons to products on a real time basis at checkout. The comparison is made by equipment to be manufactured by the Unisys Corporation, Payment Systems Division. Redeemed coupons are destroyed at checkout when the coupon sale is validated so that electronically cleared coupons need not be handled, sorted or mailed, and no coupons remain that can be misredeemed. It is expected that ISMSI field personnel will service the in-lane equipment.

         COUPON EXCHANGE CENTERS(TM). The Company's third product introduction is expected to be the Coupon Exchange Center. The Coupon Exchange Centers deliver "InstaCash(TM)" coupons directly to the consumer in exchange for unwanted or expired manufacturers' coupons obtained from newspapers or other sources. Upon purchase of the applicable product, the consumer may redeem the InstaCash(TM) coupons for cash, in the form of a bearer check for the aggregate value of all InstaCash coupons redeemed. The check is issued by the Coupon Exchange Center's coupon scanner/checkwriter(TM) system, at the checkstand.

         The Coupon Exchange Centers are expected to deliver, to packaged goods manufacturers, supermarkets and other retailers, real-time data on transactions and coupon performance. At the present, brand managers may be required to wait four to six months to receive marketing research results from a previously completed promotional coupon program. The Company's system, when available, is expected to permit the brand manager to enter an order for a promotional program in the morning and receive a printout of the InstaCash redemption results almost immediately. Each Coupon Exchange Center and in-lane clearing system will be connected through the Internet to a centralized data repository, which is constantly communicating information across the system network. The Coupon Exchange Center is designed to targeted promotions, instant feedback and quick response to marketplace changes. The Company believes that these characteristics are the merchandising trends that will drive the competitive environment.

         From the consumer's perspective, the In$taCash coupon is very similar to ordinary cents-off coupons distributed in newspaper publications. Instead of a discount, however, the consumer receives a cash rebate at checkout (in the form of a negotiable check) equal to the aggregate amount of the rebate value of all of the In$taCash coupons redeemed. In either case, the face value of the coupon is established by the manufacturer sponsoring the incentive program. The average face value discount of a coupon redeemed in the United States is $0.75. Thus, assuming a rebate value of $.75 per coupon, a consumer who redeemed eight In$taCash coupons at checkout would receive a check for $6.00.

         DATA DRIVEN MARKETING, INC. A fourth anticipated product of the Company is its application of consumer information to marketing products. The Company has a wholly-owned subsidiary, Data Driven Marketing, Inc. ("DDMI"). DDMI's mission is to collect the transaction data and combine it with additional demographic household data, which is collected by the Company. The Company intends to collect data directly through its clearing system, as well as by telephone and written surveys conducted in connection with the issuance of the Free Money Cards. The Company also intends to collect data indirectly by acquisition from third-party sources. This data, which will be continually supplemented with transaction data from the Company's systems, will allow DDMI to offer a unique product to the manufacturers -- household specific data on consumers' purchasing history and intentions. In addition, the Company is in the process of establishing an Internet website which will provide manufacturers access to coupon redemption data for payment and verification, and customized marketing data for withdrawal and analysis.

         As of December 31, 2000, the Company has not generated any revenue nor incurred any expenses in conjunction with DDMI. The Company anticipates utilizing the services of DDMI upon the attainment of all milestones in association with the completion of the Company's private equity funding agreement.

PRODUCT LAUNCH AND DISTRIBUTION

         EXISTING PROTOTYPES. The Company has developed the Coupon Bank System and will produce eight CBS units for installation in participating stores in the first quarter of 2001.

         The Company also expects to introduce its InStaClearing in-lane coupon clearing system and its Coupon Exchange Center system in the fourth quarter of 2001. Currently, the Company has prototypes of the in-lane InStaClearing system and of the Coupon Exchange Center system at Unisys' offices and at the Company's offices. The Company has installed a model supermarket at its offices, which it uses to demonstrate the InStaClearing and Coupon Exchange Center prototype operating features. The model supermarket is complete with a wide range of grocery items and point of sale checkout system. The Company has also demonstrated Coupon Exchange Center prototypes at various trade shows over the last six years including the National Grocers Association Show (twice), the Food Marketing Institute Show, the Promo Magazine "Expo" show and the Florida Grocers Association Show.

         The Company has developed a service network concept called the POD system ("Planned Operations Development"), through which the Company will build or contract for a network of local offices across the country. The POD system is intended to be a hub and spoke support system to provide routine servicing of the Company's systems at participating retailers. The Company intends to contract for these services with a national food brokerage company that has an existing network of offices and personnel in all major U.S. market areas. Using an existing service network is expected to avoid many of the limitations on the Company's ability to rapidly roll out its systems nationally.

         MANUFACTURING SUPPORT. Since inception, the Company has been engaged primarily in the development of the technology underlying the Coupon Exchange Center system. The Company has developed the concept, created renderings, prototypes and specifications for the Coupon Exchange Center and also the clearing systems. However, the Company determined that it would require a manufacturing arrangement with one or more companies having proven capacity and credibility to demonstrate to supermarkets and manufacturers that ISMSI has the ability to deliver a high quality product. The Company therefore established a development and manufacturing relationship with Kiosk Information Systems (KIS) for the Coupon Bank System and with the Unisys Corporation for the InStaClearing and Coupon Exchange Center systems. KIS, the U.S. leader in producing interactive kiosks has produced four Coupon Bank System units for installation in participating stores. Four additional CBS units will be produced in the first quarter of 2001 for similar commercial demonstrations. Thereafter, the Company anticipates that KIS can produce CBS units at a rate sufficient to meet the Company's rollout objectives.

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

         As part of the arrangement, the Company will pay Unisys a royalty on each InstaCash coupon redeemed by the Coupon Exchange Center, subject to an annual minimum. Unisys also will receive additional license fees per Coupon Exchange Center installation and additional royalties for each redeemed free standing insert coupon cleared in stores that have Coupon Exchange Centers installed.

         Through December 31, 1998, the Company paid Unisys $693,716 and recorded a payable of $740,688. In 1999, the Company paid Unisys an additional $250,000. Currently, the Company owes Unisys $490,688. The Company estimates that it will owe Unisys an estimated $1.1 million upon delivery of the products and engineering deliverables specified in the development agreements. Unisys Corporation will not continue further services until the Company has made such payments. Unisys and the Company have suspended work on the in-lane clearing and Coupon Exchange Center systems as the Company focuses its resources on the rollout of the Coupon Bank System. The Company believes it will be able to resume development with Unisys in the third quarter of 2001 provided that additional development capital is available.

PLAN OF OPERATIONS

         The Company is a development-stage enterprise, has not generated any revenue from operations and has incurred losses continuously since the inception of its Predecessor in 1992. As of December 31, 2000, the Company had an accumulated deficit of $16,375,905. The Company expects that its cash reserves will be sufficient to fund its operations through the end of August of this year. The Company will need additional funds to implement its business strategy. Since December 31, 2000, the Company has received limited additional funding and commitments. See "Recent Developments" above. The Company may be unable to continue as a going concern if it fails to generate sufficient revenue or obtain additional funds in a timely manner to finance its capital requirements. The Company intends to complete the development of its products, beginning with the Coupon Bank clearing system. Upon completion, the Company will test the system at selected retailers. Such test sites have been established. After initial testing, and assuming such tests prove to be successful, the Company will commence the commercial introduction of the Coupon Bank. Contingent upon sufficient funding, the Company believes that it can achieve the following results in the next twelve months:

         (a) A demonstration of the Company's entire coupon clearing and distribution system at its mock supermarket showroom.

         (b) Completion of the development of the Coupon Bank clearing system and its successful field trials.

         (c) Commercial introduction of the Company's Coupon Bank clearing system.

         (d) Completion of the development of the InStaClearing and Coupon Exchange Centers and start of their field trials.

         The completion of development will require additional research and development in the following areas: data center development, continuation of mechanical, electrical, computer hardware and software engineering development and user ergonomic development.

         The completion of the development of the Company's InStaClearing and Coupon Exchange Center products is contingent upon securing additional financing. However, until the additional financing has been accomplished, the Company continues to refine the development of these products through continuing communications with retailers and manufacturers and through the creation of prototypes for testing and trials.

         To continue systems development, the Company needs to continue to pay its operating expenses, including payroll, rent, leases, utilities and other overhead expenses such as insurance, telephone, postage, office supplies and other periodic expenses including network maintenance, office equipment and professional services.

         The Company has no plan to expand its plant and equipment, and does not foresee any anticipated material changes in number of employees in the various departments such as research and development, production, sales or administration until product introduction commences.

SALES AND MARKETING

         The Company does not intend to sell its system. The Company expects to install, service, maintain, and operate its equipment at no charge to supermarkets. The Company's coupon clearing equipment will reduce the supermarkets' costs and provide important data about coupon redemptions; its coupon distribution systems will increase sales and attract new customers to hosting retailers. The Company expects to earn revenues from manufacturers that pay a standard handling fee for clearing coupons and that will also pay on a per redeemed coupon basis to have its coupon offers distributed in stores. The Company also expects to earn revenues from marketing transactional and household -- specific data that is not now generally available to manufacturers.

RETAIL SALES AND MARKETING FORCE

         The Company's first marketing efforts will be to introduce the Coupon Bank System into retail stores. Once the commercial introduction of the Coupon Bank System has commenced, the retail marketing efforts will be focused on two objectives. The first will be to continue to expand the Coupon Bank System to additional stores. The second is to encourage currently installed retailers to add the Company's Coupon Exchange Center. The Company believes it has identified supermarkets that will agree to the installation of the Company's products and services. However, the Company does not have any binding agreements with such companies.

MANUFACTURER SALES FORCE

         The primary focus of the Company's marketing effort is to attract national consumer packaged goods manufacturers who will place their product coupons in the Coupon Exchange Center. The sales force will focus on larger manufacturers, and will work with them on a consultative basis to develop and implement customized, targeted marketing programs that fit each brand's strategies and objectives. The Company has had initial discussions with some the nation's most prominent packaged goods manufacturers and believes that such manufacturers will include product coupons in the Coupon Exchange Centers. However, the Company has received no binding commitments from such manufacturers.

BUSINESS RISKS

         NEED FOR ADDITIONAL CAPITAL. The Company may require additional funds to continue development of its systems and implement its plan of operation for the next 12 months. At December 31, 2000, the Company had $191,039 in cash. Such amount was insufficient to implement the plan intended by the Company. Also, the Company is in default of its repayment obligations on notes issued between 1996 and 1999. At December 31, 2000, the Company was in default of repayment obligations in the amount of $1,417,476. For the period from January 1, 2001 through March 31, 2001, the Company had reduced such notes and related accrued interest by an additional $878,946. If the Company is unable to negotiate the conversion of such Notes into common stock or an extension of their respective maturity dates, the Company would face substantial additional capital requirements and would be required to seek alternative or additional financing to continue operations. In January 2001, the Company completed a financing arrangement with a private equity group, through which the Company received initial equity proceeds of $1,000,000. In March 2001, under this same financing arrangement, the Company satisfied the first of two requirements and became entitled to receive $500,000 of additional proceeds from escrow. Assuming full conversion or deferment of the Notes, the Company expects that the initial proceeds, together with the $500,000 of additional proceeds to which the Company is entitled under the above-described financing arrangement, will be sufficient to finance its operating costs through August 2001 (based on the Company's current expense rate). If the Company satisfies the second of two requirements (under this same financing arrangement) by securing long-term contracts with at least 150 customers by the required date, $552,000 of additional proceeds will become available to the Company. If the Company receives all such funds under the above-described arrangement, based on the Company's current expense rate, the Company will have the funds necessary to finance its operating capital requirements through December 31, 2001. If the Company is unable to secure the required number of contracts by the specified date or if such funds otherwise do not become available to the Company by August 2001, or if the Company's operating costs and expenses are higher than currently anticipated, the Company may be required to raise additional capital through other sources. The Company may be required to attempt to raise additional capital through the sale of equity and/or debt securities in private transactions. The Company also may seek bridge financing and other forms of financing through venture capital firms in the future. If operating costs and expenses are more than currently expected, the need for additional working capital may arise earlier than expected. There can be no assurance that any such financing will be available when needed to execute the plan on terms that are acceptable to the Company. The inability to obtain additional capital would restrict the Company's ability to grow and could reduce the Company's ability to continue as a going concern.

         DEPENDENCE ON RELATIONSHIPS WITH MANUFACTURERS, SUPERMARKETS AND OTHERS. The Company's future success will depend in large part upon its ability to establish and maintain relationships with packaged goods manufacturers, supermarkets and retailers. Packaged goods manufacturer will need to agree to promote and advertise their products using the Coupon Exchange Centers and agree to clear their coupons through the Company's electronic coupon clearing system. The supermarkets and other retailers will need to agree to allow the Company to place the Coupon Exchange Centers and the electronic clearing systems in their stores. The Company believes it has identified a number of product manufacturers that will advertise with and use the Company's products and services. The Company also believes it has identified supermarkets that will install the Company's products and services. However, the Company does not have any binding agreements with such companies. Therefore, there can be no assurance that the supermarkets and manufacturers currently identified by the Company will enter into contractual relationships.

         The Company has made arrangements that will enable it to clear coupons without the need to secure individual agreements with each coupon issuing manufacturer. In January, 2000 the Company entered a coupon processing agreement with NCH NuWorld Marketing, Ltd, one of the three leading coupon processors and the company that serves as manufacturer's agent for the majority of all coupon issuing manufacturers. See the section entitled "Coupon Redemption Competitors." The agreement specifies that NCH will provide clearing services to ISMSI for coupons initially processed by the Coupon Bank System, assist the Company to develop clearing procedures that do not require shipment of paper coupons and work with the Company to provide valuable data to the packaged goods manufacturers whose coupons are processed by ISMSI and NCH. The initial term of the agreement ends November 2001.

         DEPENDENCE ON COUPON USAGE. The Company's success will depend in part upon the acceptance and usage by consumers. Any decrease in the demand for, or usage of coupons may materially affect the Company's business. Since demand for the Company's products and services by consumer product manufacturers, retailers and consumers is substantially interrelated, any lack of demand by any one of these would effect the Company's overall market acceptance.

         DEPENDENCE ON EXPANSION OF OPERATIONS. To a significant extent, the Company's future success will be dependent upon its ability to engage in a successful expansion program. It will be dependent, in part, upon its ability to secure participating retailers in its chosen markets, attract customers for its coupon distribution and data products, maintain adequate financial controls and reporting systems, manage its growth, and obtain additional capital upon favorable terms. There can be no assurance that the Company will be able to successfully implement its planned expansion, finance its growth or manage the resulting larger operation.

         PATENTS, TRADEMARKS AND TRADENAMES. The Company holds a United States patent containing 37 allowed claims on various aspects of its Coupon Exchange Centers and has three patents pending, each with multiple claims, for its electronic clearing and data based marketing systems. "Allowed claims" is a term used by the United States Patent Office to define the unique features of a patent. Each allowed claim (or "issued claim") of the patent is protected under the patent number awarded and is allowed over other prior art, publications or devices. In addition, the Company regards certain computer software and applications as proprietary and attempts to protect them through use of copyright and trademark laws and non-disclosure agreements.

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

         The Company has registered with the Patent and Trademark Office the following trademarks: InStaClearing, InstaCash, ShareSwitch and ShareTrax. In addition, the Company has filed, but not been granted, registration for others. Therefore, the Company may not receive protection with respect to some of its proprietary marks. The Company also intends to prepare and file for federal trademark registration on other proprietary marks. However, there can be no guarantee that any registration will be granted.

         The Company believes that proprietary rights are very important in the coupon clearing and marketing industry, and that such rights are a fundamental basis for competition in the industry. The Company will continue to take action to protect the new technology it develops and intends to defend vigorously against infringement of its proprietary rights.

         COMPETITION

         COUPON REDEMPTION COMPETITORS. In the coupon clearing industry, several companies have well-established manual alternatives. Although to the Company's knowledge, no electronic clearing system is being extensively employed today, competitors have expressed an intention to develop such a system.

         The coupon redemption industry has two segments. One segment is the retail clearinghouses and the other segment is the manufacturers' agents. The retail clearinghouses assist the retailer to collect, to count and to process the coupons redeemed by the consumers. The manufacturers' agents assist the manufacturers to enforce their redemption policies and to reimburse the retailers the face value of the coupons and dispense the coupon handling fee ($0.08 per coupon is the standard in the industry). Often the retail clearinghouse and the manufacturers' agents are divisions of the same company. The three leading companies in the industry are NCH NuWorld Marketing Limited, Inmar, Inc. and International Data.

         NCH NuWorld is one of the oldest and largest manufacturer agent clearinghouses servicing over 450 manufacturers but with fewer retailers using its retail clearinghouse services. Inmar, Inc. is the parent company for Carolina Coupon Clearing, Carolina Manufacturers Service, and Carolina Reclamation Service. Inmar, Inc. was the second entrant into the industry, and its activities and services are equally balanced between manufacturers' agent and retail clearinghouse services. International Data, Inc. is a merger of Indiana Data and North American Data Processors and Consumer Response Corporation resulting in the largest retail clearinghouse provider. These three private companies represent the Company's largest competitors in this industry.

         IN-STORE COUPONING COMPETITORS. The coupon industry is highly competitive, and the Company will encounter significant competition in connection with the operation of its business. These competitive conditions may adversely affect the Company's revenues, profitability and ability to meet its business objectives. In the in-store marketing industry, many formats including television, radio, newspapers and other coupons, compete for the advertising and promotion dollars spent by packaged goods manufacturers to help sell their products. A number of competitors have introduced and are successfully operating competing coupon systems, including checkout coupons, on-the-shelf coupon dispensers, computer-screen equipped shopping carts and others. The Company will be competing with many established companies having much greater financial resources, experience, and market share than the Company.

         The Company's primary competitors in this industry segment are Catalina Marketing Corp., News America Marketing, Inc., a division of News Corp., and InterAct. Catalina Marketing has installed its couponing system in approximately 12,000 stores in the United States. News America has an installed base of approximately 15,000 food stores in the United States.

         The Company believes that its primary methods of competition are in system effectiveness and the ability to target market and confirm market results. While the Company believes that its products and services offer numerous advantages over existing systems, there can be no assurance that it can effectively compete against other companies. The Company's competitors have significantly greater financial resources, established management, and a significant market presence, including name recognition. While the Company anticipates it system will operate in stores with competitive systems, to the extent that a competitor has installed another system in its retail locations, it may be more difficult for the Company to replace or add the Coupon Exchange Center and/or the electronic coupon clearing systems. Further, the retailer may be contractually bound to maintain the existing system for several years.

RESEARCH AND DEVELOPMENT ACTIVITIES

         Of the $3,275,352 spent from inception to date by the Company on research and development, $1,923,363, or 59%, was spent in 1997 and 1998. In 1996 and prior, the Company spent $1,050,766 on research and development. In 1997, it spent $1,728,466, in 1998, it spent $194,897, in 1999, it spent
$250,873, and in 2000 $50,350. Such research and development expenses related predominantly to developing the technology included in the Coupon Exchange System and the coupon clearing systems. The Company anticipates that research and development expenses will continue to be one of its most significant expenditures until product introduction.

COST OF COMPLIANCE WITH ENVIRONMENTAL LAWS

         The Company is unaware of any pending or proposed environmental laws, rules or regulations, the effect of which would be adverse to its contemplated operations.

EMPLOYEES

         The Company currently has eight full-time employees. The Company considers its relations with its employees to be excellent. None of the employees are represented by a labor union, and the Company has not experienced any work stoppage. The Company anticipates that it will be required to add a significant number of new employees when Coupon Exchange Centers and electronic coupon clearing systems are installed. The Company has identified several management personnel with experience and qualified backgrounds who have indicated they will accept employment with ISMSI. The Company does not have employment agreements with such persons and the Company may not be able to retain their services when desired or on terms acceptable to the Company.

ITEM 2 - PROPERTIES
-------------------

         The Company's principal executive offices and manufacturing facility are located at 15423 East Batavia Drive, Aurora, Colorado. The Company is leasing these premises (consisting of approximately 6,260 square feet) from Freund Investments on a month-to-month basis at a rate of approximately $3,205 per month. The Company enjoys an excellent relationship with Freund Investments. The property is sufficient to meet the needs of the Company at this time.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

         To the knowledge of management, during the fiscal year ended December 31, 2000, and to the date of this Annual Report, no material legal proceedings to which the Company is a party are pending nor are any known to be contemplated, and the Company knows of no legal proceedings pending or threatened, or judgments entered against any director or officer of the Company in his capacity as such.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the past quarter. The Company has scheduled its annual meeting for August 2001 in Aurora, Colorado.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

         The common stock of the Company is listed on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") under the symbol "ISMS."

         The following table shows the range of high and low bid quotations for the Company's common stock for the past two fiscal years, as reported by the OTC Bulletin Board and previously on the National Quotation Bureau monthly reports or "Pink Sheets." Prices reflect inter-dealer prices, and do not necessarily reflect actual transactions, retail mark-up, mark-down, or commission.

                                STOCK QUOTATIONS
                                ----------------

                                          HIGH             LOW
                                          ----             ---

                       1999
                       ----

First Quarter                             $2.000          $1.250
Second Quarter                            $2.625          $1.250
Third Quarter                             $2.500          $1.000
Fourth Quarter                            $1.937          $1.250
                       2000
                       ----

First Quarter                             $2.050          $0.620
Second Quarter                            $2.000          $0.750
Third Quarter                             $1.030          $0.344
Fourth Quarter                            $0.906          $0.281


         At March 30, 2001, the number of record holders of the Company's common stock was 320. These numbers do not include an indeterminate number of stockholders whose shares are held by brokers as "nominees" or in street name. Based on information made available to the Company in connection with the last annual meeting of stockholders, the Company estimates that there are approximately 800 beneficial owners of its common stock.

DIVIDENDS

         The Company has not paid any dividends with respect to its common stock, and it is not anticipated that the Company will pay dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         1999
         ----

         During the period commencing on January 1, 1999, through December 31, 1999, the Company sold the following unregistered securities:

         During the period from January 1, 1999, through August 4, 1999, the Company sold and issued approximately 29.36 units (the "Units") to 40 investors at an effective purchase price of $1.00 per share. The Units were offered and sold in private transactions pursuant to the Company's Private Placement Memorandum dated November 3, 1998. Each Unit consisted of 100,000 shares of restricted common stock and warrants to purchase 100,000 additional shares of common stock. The common stock purchase warrants are exercisable at $1.25 per share and expire between June 30, 2001 and January 31, 2002. The Units were sold in exchange for cash or the conversion of short term notes that were previously issued by the Company's predecessor and assumed by the Company following the merger with is predecessor on October 8, 1998. For a discussion of the conversion of notes, see Note 5 to the Financial Statements for the year ended December 31, 2000. Richmark Securities acted as placement agent in the offering. The Units were offered and sold in reliance on the exemptions from registration that are available under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and Regulation D promulgated by the Securities and Exchange Commission pursuant to the authority granted under the Act.

         2000
         ----

         During the period from January 1, 2000 through December 31, 2000, the Company issued to certain accredited investors 1,389,000 shares of its common stock in exchange for the cancellation of notes payable by the Company in the principal sum of $460,111 and interest thereon in the amount of $145,267. The notes were issued to such investors by the Company's predecessor before the merger in 1998. The shares were issued in reliance on the exemptions under
Section 4(2) and Regulation D promulgated therein.

         The notes and associated warrants were issued and sold by the predecessor to 200 accredited investors from 1996 through August of 1998. The notes assumed by the Company are convertible into shares of the Company's common stock at a conversion price of $1.00 per share. From time to time following the effective date of the merger and through December 31, 2000, the Company issued shares of its common stock upon conversion of such notes and exercise of such warrants by the holders thereof. All holders of such notes and warrants qualified as accredited investors. In connection with the conversion of certain of the notes, the Company issued additional shares of common stock to the holders. The notes were converted at prices ranging from $.20 to $1.00 per share of common stock. Following the merger and through December 31, 2000, the Company had issued a total of 4,169,852 shares of its common stock to 75 note holders (1,389,000 shares in 2000, 1,084,871 in 1999 and 1,695,981 in 1998). Following
the merger and through December 31, 2000, the Company also had issued to five accredited investors an additional 366,142 shares of common stock upon exercise of the above-described warrants. The warrants were exercised at prices ranging between $0.07 and $0.37 per share.

         Under the terms of an underwriting agreement, the Company issued to Richmark Securities 520,000 shares of the Company's restricted common stock and warrants to purchase 520,000 shares of the Company's common stock at an exercise price of $1.25 as consideration for services rendered in connection with the Company's offering pursuant to the Private Placement Memorandum dated November 3, 1998. The shares were issued in a private transaction in reliance on exemptions from registration available under Section 4(2) of the Act and Regulation D promulgated thereunder.

         During 2000, the Company granted to Mr. Thomas F. Carroll, the Company's Vice President of Sales and Marketing, Mr. Robert L. Cohen, the Company's Vice President and Chief Financial Officer and Mr. George Sattler, a Director of the Company, also serving as a consultant, options to purchase 499,375 shares of the Company's common stock at a strike price of $.25 per share. The Company also granted options to these same three individuals, to purchase 775,000 shares of the Company's common stock at the lesser of $1.00 or 85% of the average market price of the Company's common stock for the 15 days prior to the date of exercise. These options vest over time and upon the attainment of certain milestones. During 2000, the Company issued options to a consultant to purchase in the aggregate 400,000 shares of the Company's common stock exercisable at $1.00 to $3.00 per share for two years.

         Each of the investors that purchased securities from the Company in 2000 executed a subscription agreement, under which they represented to the Company as follows:

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

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

         The following table sets forth certain historical audited financial data for In Store Media Systems, Inc., a Nevada corporation, for the fiscal years ended December 31, 2000, 1999, 1998, 1997 and 1996 which have been derived from the financial statements of In Store Media Systems, Inc. and its predecessor, and the related notes thereto, which statements were audited by Causey, Demgen & Moore, Inc., independent auditors.

                                                                        YEAR ENDED DECEMBER 31
                                                  1996            1997            1998            1999            2000
                                              -------------   -------------   -------------   -------------   -------------
STATEMENT OF OPERATIONS DATA:
Costs and Expenses:
     Research and development                 $    927,927    $  1,728,466    $    194,897    $    250,873    $     50,853
     General and administrative                    695,252         840,688         866,858       1,549,301       1,704,721
     Depreciation and amortization                  31,672          51,438          61,777          66,229          68,940
                                              -------------   -------------   -------------   -------------   -------------
         Operating Loss                         (1,654,851)     (2,620,592)     (1,123,532)     (1,866,403)     (1,824,011)
                                              =============   =============   =============   =============   =============

Other income (expense):
     Interest income                                19,039           4,791          28,147          30,422    $      7,561
     Litigation settlement                             -0-        (156,250)            -0-             -0-             -0-
     Restructuring Charges                             -0-             -0-             -0-             -0-        (196,511)
     Debt conversion costs                             -0-        (257,894)        (20,000)       (107,250)       (291,686)
     Interest expense                             (840,661)     (1,551,362)       (775,591)     (1,242,471)       (208,039)
                                              -------------   -------------   -------------   -------------   -------------
         Total other income                       (821,622)     (1,960,715)       (767,444)     (1,319,299)       (688,675)
         (expense)
                                              -------------   -------------   -------------   -------------   -------------
Net Loss                                      $ (2,476,473)   $ (4,581,307)   $ (1,890,976)   $ (3,185,702)   $ (2,512,686)
                                              =============   =============   =============   =============   =============
Basic and diluted net loss per common share   $      (0.06)   $      (0.11)   $      (0.04)   $      (0.06)   $      (0.05)
Weighted average common shares outstanding       41,300,00      40,800,000      49,000,000      57,900,000      51,600,000

BALANCE SHEET DATA:
Cash and cash equivalents                     $    704,740    $      1,726    $    316,444    $    248,325    $    191,039
Working capital (deficit)                       (2,044,309)     (4,937,870)     (3,680,153)     (2,989,244)     (3,301,391)
Total assets                                     2,441,274       1,375,016       1,299,568         876,535         496,711
Long term liabilities                               32,626         196,569         249,770         247,880             -0-
Shareholders equity (deficit)                   (1,200,288)     (4,267,082)     (3,227,921)     (2,791,628)     (3,045,914)

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
--------------------------------------------------------------------------------

  OVERVIEW

         The Company is a development stage company engaged in the development of its system for distributing and electronically clearing coupons, certain components of which are patented. The Company has generated no revenue from operations and has incurred losses of $15,621,302 since inception through December 31, 2000.

         At December 31, 2000, the Company had a stockholders' deficit of $3,045,914, which reflects $13,329,991 of paid in capital (net of amount attributable to treasury stock) less accumulated deficit of $16,375,905. The accumulated deficit amount is primarily the result of the amount of interest expense incurred in connection with short-term convertible notes and debentures by the Company and its predecessor in private transactions in 1996, 1997, 1998, 1999, and 2000, research and development, and general and administrative expenses incurred since inception. At December 31, 2000, the Company had a working capital deficit of $3,301,391.

         The Company plans to continue on-going development of its coupon clearing and distribution systems. Additionally, the Company anticipates the launching of the pilot program of its proprietary electronic coupon clearing system by the end of the first quarter of 2001. In order to initiate and fund the commercial introduction of these systems, the Company was successful in completing a private equity funding agreement in January 2001. Under the terms of this agreement, the Company was provided $2,052,000 of equity. The Company received initial proceeds of $1,000,000 in equity with an additional $1,052,000 of equity being held in escrow pending the Company attaining certain milestones including the beginning of the pilot program and the initial signing of long-term contracts with retailers. In addition to the equity proceeds, the Company will require supplementary financing to fund the equipment and accounts receivable financing required for the rollout of its systems beyond the pilot program. The Company is in the process of seeking such supplemental financing through a related party company that would be the sole debt-financing arm of the Company. If successful, the Company would have the funds necessary to implement its plan of operation over the next 12 months and beyond. The Company is unable to provide any assurance that such fund raising efforts will be achievable.

         In February 2001, the Company repaid outstanding notes payable and related accrued interest totaling $621,047. Additionally, the Company is seeking to eliminate all remaining debt obligations through the conversion of these notes and related exercise of warrants and through the buyout of these notes in exchange for the Company's restricted common stock. Since December 31, 2000 notes and accrued interest totaling $878,946 have been converted and which amounts were applied towards the exercise of warrants resulting in the issuance of 2,040,000 shares of the Company's restricted common stock. Notes totaling $262,500 have been extended to October 31, 2001.

         Through December 31, 2001 the Company remained burdened with debt obligations and a continuing lack of working capital. The completion of the private equity funding agreement in January 2001 relieved some of the burden relating to the debt obligations and provided the necessary funding to commence the pilot program of the Company's proprietary electronic coupon clearing systems. If the Company is unsuccessful in eliminating all remaining debt obligations either through conversion or buyout, the Company may require the securing of additional working capital to continue its pilot program and operations as planned. Otherwise, it may be forced to curtail or discontinue its operations.

FINANCIAL CONDITION

         The Company had $496,711 in total assets and $3,542,625 in total liabilities at December 31, 2000, as compared to $876,535 and $3,668,163 at the end of fiscal 1999, respectively. Accounts payable and accrued expenses at the end of fiscal year 1999 were $1,186,958 as compared to $1,256,775 at December 31, 2000. The Company had a working capital deficit of $3,301,391 at December 31, 2000, as compared to a working capital deficit of $2,989,244 at December 31, 1999. The difference primarily is attributed to reductions of $175,230 in inventory and note receivable, and an increase in accrued interest and notes payable of $67,259.

RESULTS OF OPERATIONS

         The Company's operational costs historically have increased or decreased primarily due to the expansion or contraction of the Company's ongoing research and development efforts. The Company has incurred operating expenses of $10,059,068 from inception through December 31, 2000. These expenses include $3,275,352 in research and development expenses and $6,490,384 in general and administrative expenses. Subject to the availability of additional funds, the Company expects its operational expenses and costs to increase as it expands its efforts to complete the development of its systems, products and services, and plans to commence manufacturing and installation of its equipment. The Company also expects operational costs to increase as it expands its marketing and promotional efforts in connection with the introduction of its products and services.

YEAR ENDED DECEMBER 31, 2000, COMPARED TO YEAR ENDED DECEMBER 31, 1999

         For the year ended December 31, 2000, the Company sustained net operating losses of $2,512,686, as compared to net losses of $3,185,702 for the year ended December 31, 1999. The decrease in operating losses primarily was due to a decrease in interest expense, offset by increases in restructuring charges and debt conversion costs.

         The Company's operating expenses for the year ended December 31, 2000, decreased by approximately 2% to $1,824,011, as compared to operating expenses of $1,866,403 for the same period last year. The decrease in operating expenses in 2000 was due to decreases in research and development expenses, offset by some increases in general and administrative expenses. Research and development costs decreased by 80% to $50,350 for the year ended December 31, 2000, as compared to research and development costs of $250,873 for the same period last year. This decrease was due to the absence of certain expenses relating to patent development. During 1999, the Company expensed as patent development expenses a note receivable of $244,311 from the Company's former president, which was exchanged for certain patents. General and administrative expenses increased by $155,420 or 10% to $1,704,721 for the 2000 year, as compared to general and administrative expenses of $1,549,301 for the same period last year. The increase in general and administrative expenses primarily was due to increases of $324,527 in stock based compensation to employees and consultants, offset by decreases in advertising, travel and employee benefit expenses during 2000.

         The Company's net non-operating expense (including non-operating interest income and interest expense) decreased to $688,675 for the year ended December 31, 2000, as compared to non-operating expenses of $1,319,299 for the year ended December 31, 1999. The decrease was primarily due to an 83% decrease in interest expense for the year ended December 31, 2000. The decrease in interest expense was primarily due to the decrease in value assigned to the extension of the warrant exercise period related to the Company's debt offerings. The effect of the valuation assigned to the warrants resulted in an increase to interest expense of $959,859 and a decrease in interest expense of $95,901 for the years ended December 31,1999 and 2000 respectively. Debt conversion costs for the year ended December 31, 2000, increased by 172% to $291,686 due to the increase in the number of notes converted to common stock during 2000 as compared to 1999.

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

         The Company's operating expenses for fiscal 1999 increased by approximately 66% to $1,866,403, as compared to operating expenses of $1,123,532 for the 1998 fiscal year. Operating expenses consist of research and development expenses, general and administrative expenses and depreciation and amortization costs and expenses. The increase in operating expenses in 1999 was due to an increase in research and development costs, which increased by $55,976 to $250,873 for the 1999 fiscal year, as compared to research and development expenses of $194,897 for the 1998 fiscal year. The increase in research and development expenses was due to an increase expenditures on design rendering of the products to be produced, the creation of prototypes and the development of an in-house lab, which is a mock, small-scale supermarket that is used for testing and development. General and administrative expenses increased by $682,443 or 79% to $1,549,301 for the 1999 fiscal year, as compared to general and administrative expenses of $866,858 for the preceding fiscal year. The increase in general and administrative expenses primarily was due to the addition of Lawrence Mortimer Executive Marketing and Sales, Michael Parsons Director of Project Management and Technology and the addition of other marketing and programming personnel. Depreciation and amortization costs increased by 7% to $66,229, as compared to depreciation and amortization costs of $61,777 for the 1998 fiscal year. The increase in depreciation and amortization costs primarily was due to the purchase of additional computer equipment and production machinery.

         The Company's net non-operating expenses (including non-operating interest income, debt conversion costs and interest expense) increased by approximately 72% to $1,319,299 for the fiscal year ended December 31, 1999, as compared to non-operating expenses of $767,444 for the 1998 fiscal year. The increase was primarily due to a 60% increase in interest expense, which represented 94% of the non-operating expenses for 1999 and approximately 101% of the non-operating expenses for the 1998 fiscal year. The increase in interest expense was primarily due to value assigned to the extension of the warrant exercise period related to the Company's debt offerings.

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

         At December 31, 2000, the Company had $3,542,625 in current liabilities, of which $2,235,274 (including $555,298 of interest accrued thereon) was in the form of convertible, short-term debentures issued by the Company and its predecessor in private transactions during the 1998, 1997 and 1996 fiscal years. At December 31, 2000, the Company was in default of its obligations under the notes issued to investors by the Company and its predecessor in the amount of $1,417,476. A portion of the notes was converted into shares of the Company's common stock during the 1998, 1999, and 2000 fiscal years. Approximately $262,500 of notes have been extended to October 31,2001. In October 2000, the Company issued a letter to all note holder's providing them the option of extending their notes and accrued interest for one additional year or converting their notes and accrued interest for shares of the Company's common stock. At December 31, 2000, notes in the aggregate principal amount of $1,679,976 remained outstanding, as compared to notes in the aggregate principal amount of $2,140,087 that were outstanding on December 31, 1999. The remaining portion of the Company's current liabilities is primarily comprised of short-term note obligations totaling $605,874 and continuing payment obligations of $490,688 (at December 31, 2000 and December 31, 1999) to Unisys Corporation. The Company relies on the availability of additional capital to satisfy all such obligations.

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

         Since the end of fiscal year 1999 through December 31, 2000, the Company's cash position has declined. At December 31, 2000, the Company had available cash of $191,039, as compared to available cash of $248,325 at December 31, 1999.

         With the completion of the private equity funding agreement in January 2001 and the attainment of the first of two milestones required by the agreement, the Company anticipates it has sufficient funds to continue its operations through August 31, 2001. At that time, the Company would have to either generate sufficient cash flow from its anticipated rollout of its proprietary electronic coupon clearing systems or raise additional funds to continue its operation as planned.

         During the year ended December 31, 2000, the Company issued 249,892 shares of its common stock and reduced accrued interest by $16,643 in connection with the exercise of warrants. Warrants representing 2,009,202 shares of common stock were exercised on a cashless basis pursuant to a settlement with a selling agent in an offering of common stock. The Company also issued 1,389,000 shares of its common stock to note holders who converted their notes into common stock.

         In January 2001, the Company completed a funding arrangement with a private equity group resulting in the Company receiving equity proceeds of $2,052,000. The Company received initial proceeds of $1,000,000 in equity with an additional $1,052,000 of equity being held in escrow pending the Company attaining certain milestones by June 30, 2001. With these funds, the Company is able to begin the commercial introduction of its proprietary electronic coupon clearing systems. Additionally if the Company is successful in securing long-term contracts with a minimum number of customers, then all escrowed funds would be released to the Company. This would allow the Company the ability to continue the rollout of its systems, generate revenues and fund its operation beyond December 31, 2001. Additionally, if successful, the Company would be in a much stronger position to secure addition capital if the need should arise. Failure to attain these milestones would require the Company to acquire additional capital in the form of either debt or equity. If the Company were unable to secure this additional capital, if needed, it would most likely impair the ability of the Company to meet its obligations in the near or medium term.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         There were no disagreements with the Company's current auditor.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

         Effective on March 8, 2000, due to failing health, our former Chief Executive Officer, Everett E. Schulze, Jr. was replaced by Donald P. Uhl. Mr. Schulze passed away in December 2000. Mr. Charles A. Schulze, son of Mr. Everett Schulze, served as a Director of the Company through the end of the 2000 fiscal year. Effective on February 23, 2000, Mr. Charles Schulze resigned from the Board and was replaced by Mr. Thomas Carroll. Our executive officers and directors and their ages at the date of this annual report are as follows:

NAME                           AGE       POSITION
---------                    ------      --------------
Donald P. Uhl                  66        Chief Executive Officer, President and Chairman
Robert L. Cohen                38        Vice President and Chief Financial Officer
Thomas F. Carroll              55        Vice President of Sales & Marketing and Director
Ron Anderegg                   47        Director
Frank J. Pirri                 59        Director
Joel Monsky                    62        Director
Ray Solomon                    47        Director
Mike Mozer                     51        Director
George Sattler                 64        Director
Derrick Bushman                35        Director

         The following discussion includes biographical information regarding the Company's officer, directors and significant employees.

         DONALD P. UHL, 66, President and Chairman, is a co-founder of the Company. Since the inception of the Company's predecessor in December 1992 until March 2000, Mr. Uhl served as the Executive Vice President and a Director of the Company or its predecessor. Mr. Uhl was elected President and Chairman by the Board of Directors on March 8, 2000. Before joining the Company, Mr. Uhl served as an Officer, Director or Consultant to companies in the electronic testing equipment, computer disc and coupon businesses. From February 1992 to October 1992 Mr. Uhl served as Executive Vice President of Es-Tech Corporation, where he was responsible for facilitating the marketing and production of the aluminum can recycling CanPactor(TM). Before working on the CanPactor project, Mr. Uhl served as Vice President of Corporate Development for Premier Technologies Inc., a startup company engaged in the production of electronic cable-test equipment. From 1988 to 1990, Mr. Uhl was the President of Capital Funding Advisors Inc., a consulting firm specializing in developing financing proposals for small emerging companies. Before that time, Mr. Uhl was founder, Chairman and President of Western Energy Development Company Inc., a publicly held company involved in oil and gas production. Mr. Uhl also served on the Governors Front Range policy committee from 1980 to 1981, was the Mayor of Monument, Colorado from 1978 to 1982, and was the Chairman of the Pike's Peak Area Council of Governments from 1980 to 1982.

         ROBERT L. COHEN, 38, Corporate Secretary, Vice President and Chief Financial Officer, joined the Company and was appointed to the above-mentioned offices in July 2000. From 1998 to 2000, Mr. Cohen was Vice President and Chief Financial Officer for Avanti Holdings, Inc., where among his other duties, he managed the coupon redemption operations for 131 Avanti stores. From 1994 to 1998, Mr. Cohen served as Vice President/Chief Financial Officer of Kiddie Rides USA, a manufacturer, distributor and operator of coin-operated children's amusement rides. While at Kiddie Rides USA, he was involved in all phases of the operations from manufacturing to daily financial controls of the business. From 1991 to 1994, Mr. Cohen was Director of Finance and then Vice President/Chief Financial Officer for Omnibancorp, a privately-owned bank holding company.

         THOMAS F. CARROLL, 55, Director, Vice President Sales and Marketing, joined the Company as Vice President in August of 2000 and became a Director on February 23, 2001. Mr. Carroll has 32 years experience in the retail food industry, working with both packaged goods manufacturers and food retailers nationally. Before joining the Company, Mr. Carroll was the founder and president of I.D.Y. Ltd., which was a company organized by Mr. Carroll in 1996 to create marketing programs for supermarket retailers nationally. I.D.Y. also planned and executed marketing programs for small to mid-size consumer packaged goods companies. Before his involvement with I.D.Y., from 1988 to 1996, Mr. Carroll was Vice President of Marketing and Technology for Five Star Brokerage Company, the leading food brokerage company in Colorado. Mr. Carroll previously was a sales representative for Oscar Mayer and Company and a sales representative for Gillette. He also served as Director of National Accounts for Ragu.

         RONALD F. ANDEREGG, 47, Director, was elected to fill a vacancy on the Company's Board of Directors on April 25, 2000. Mr. Anderegg currently is the President and CEO of Parcus Networks, Inc., a provider of telecommunications services. Before his involvement with Parcus Networks, Inc., from 1995 to 2000. Mr. Anderegg was the is President/CEO of SouthNet Telecom Services, Inc. (STSI.net). STSI.net is a wholesaler of network services, including Voice Internet Protocol Telephony (VoIP), Data Transport Services, Internet access, e-commerce web development, website hosting and co-location services. The company provides dial-up VoIP and Internet access to over 1,800 cities, reaching 65% of the U.S. population with the largest VoIP network in the nation, and is among the top 50 certified Competitive Local Exchange Carriers (CLEC) in the US. Mr. Anderegg is also a Director of UltraBrowser.com. In addition, Mr. Anderegg served as Division Vice President for TruGreen ChemLawn from 1979 to 1998.

         FRANK PIRRI, 59, Director, has been a director of the Company since 1995. He has over 37 years of experience in the management of consumer and business-to-business motivational programs. Since December 1998 he has served as a Senior Vice President, Offline Commerce for MyPoints.com, Inc. From May 1997 to November 1998, Mr. Pirri served as Executive Vice President of Motivation.Net, an Internet Loyalty Marketing company. From January 1994 to May 1997, Mr. Pirri served as the President and Chief Executive Officer of Life Facts, Inc., a medical information products company. From January 1993 to January 1994, Mr. Pirri served as the Vice Chairman of S&H Citadel, Inc., an incentive marketing services company, following its merger with S&H Motivation and Citadel Motivation. From 1987 to January1993, Mr. Pirri served as President and Chief Executive Officer of S&H Motivation, a consumer and business-to-business performance improvement company. Before joining S&H Motivation, Mr. Pirri held numerous positions over a 24-year period at The Sperry & Hutchinson Company (S&H Green Stamps).

         JOEL MONSKY, 62, Director, has been a director of the Company since 1994. Mr. Monsky has 38 years of experience in management and the sales and development of consumer databases with National Birth Record Company and Demographics Systems, Inc. In 1994, Mr. Monsky, founded and became the President of The Partnership for Shared Marketing (PSM), a data marketing company that caters to several of the top packaged goods manufacturers, advertising agencies, and supermarket chains. The Company has an agreement to utilize the 73 million household database of PSM. These assets will be managed by the Company's wholly-owned subsidiary called Data Driven Marketing, Inc. Before his involvement with PSM. From 1991 to 1994, Mr. Monsky served as the Vice President of Marketing for Datapulse, Inc., the developer of a new survey technology. From 1991 to present, Datapulse, Inc. has surveyed over 9.5 million individual consumers in generating marketing data for major Fortune 500 companies. Since 1994, Datapulse, Inc. has been inactive and Mr. Monsky has continued his involvement with the company as one of its principals and shareholders.

         RAYMOND SOLOMON, 47, Director since October 2000, is a licensed attorney, Mr. Solomon has been engaged in solo practice specializing in the areas of medical malpractice and children's lead poisoning cases since 1978. Mr. Solomon is also a shareholder of ISMSI.

         MICHAEL T. MOZER, 51, Director, has been a director of the Company since March 2000. In December 1999, he co-founded Morris & Mozer Financial, Inc. ("MMF"), where he currently serves as President. MMF provides financial consulting, structuring and debt placement services for businesses throughout the United States. From 1996 to 1999, he served as a Senior Vice President of Dougherty Summit Securities, Inc., where he established structured finance and fixed income divisions to serve the needs of financial institutions and businesses throughout the United States. From 1983 to 1996, Mr. Mozer was engaged in the private practice of law. From 1979 to 1983 he served as General Counsel for Norwest Mortgage, Inc.

         GEORGE E. SATTLER, 64, Director, was elected to the Board of Directors in October 2000. Mr. Sattler has 47 years experience in the retail food industry with supermarkets and with major packaged goods manufacturers. From 1996 to 2000, Mr. Sattler was the president of G.E.S. Associates, which provides consulting services to food brokers and retailers across the United States. In 1974, he co-founded the Mancini Groesbeck Brokerage Company, the first regional food brokerage in the west. In 1987, Mr. Sattler bought out his partner and merged with another local food broker to form Five Star Brokerage of Colorado.

Five Star operated in northern California, Oregon, Washington, Montana, Idaho, Utah, and Colorado. In 1995, Five Star was acquired by Marketing Specialists, a national sales and marketing company. Mr. Sattler remained chairman of the Colorado operation, which served such clients as: Nabisco, H.J. Heinz, Borden Foods, Ragu Corp., Jergens, Kelloggs, Mars, Dial, Quaker Oats Company, and many others. Since leaving Marketing Specialists, George Sattler has devoted full time to operating his master broker/consulting business, G.E.S. Associates, bringing manufacturers together with brokers throughout the U.S.

DERRICK BUSHMAN, 35, Director, has been a Director of the Company since
February 2001. Mr. Bushman has over 20 years of experience in the financial services industry. He currently is the President of Canton State Bank and holds several management/ownership positions in several financial firms throughout the upper Midwest. Mr. Bushman was a founding partner and the Chief Financial Officer of Dealers Credit, which was organized in 1992 and later sold to BB&T in 1999. As the firm's CFO, he structured financing arrangements to address its capital needs using both debt and equity methods of financing. He also was responsible for the management of all financial functions for the firm in the areas of lending and collections. Additionally, Mr. Bushman is involved in several family-owned businesses in the produce and manufacturing industries. He graduated from the University of Notre Dame in 1987 with a degree in Business Administration.

Significant Employees
---------------------

         BEVERLY B. BARR, District Manager, has over 15 years experience with coupon processing and in-store marketing systems. Ms. Barr was appointed as the Company's District Manager in October 2000. From 1996 to the time of her appointment as District Manager, Ms. Barr was a consultant to the Company. She has experience in marketing coupon clearing services for supermarkets and on coupon processing services for packaged goods manufacturers. Before joining the Company, until 1996, Ms. Barr was employed by CompuCook, Inc., which provides a recipe based, in-store coupon system to various large supermarket chains. Before joining CompuCook, Inc., since 1994, Ms. Barr served as a Senior Sales Executive for International Data, Inc. Her responsibilities included promoting and selling coupon services to grocery retailers and purchased goods manufacturers throughout the United States. From 1984 to 1994, Ms. Barr was a marketing consultant for subsidiaries of Inmar Enterprises, Inc. As marketing consultant, she was responsible for promoting and selling coupon clearing, reclamation and related services.

         MICHAEL ADAMS, Manager Operations/Training, will manage field operations and training for ISMSI's electronic coupon redemption and distribution systems as they are rolled out nationwide. Mr. Adams joined the Company as Manager Operation/Training in 2001. He has over seventeen years experience in the food industry. Before joining the Company, he served as Vice President, Retail Operations for Bromar Food Brokerage in Colorado where he managed a $150 million sales division with a staff of 90 that serviced 600 retail accounts in five states. He also developed product launches for 90 manufacturers and managed the sales administration department. From 1979 to 1983, Mr. Adams was Store Manager and then District Manager for Albertson's supermarkets where he prepared sales forecasts and P&L statements, and managed union and non-union labor relations.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

         No interlocking relationship exists between the Company's Board of Directors or Compensation Committee and the Board of Directors or Compensation Committee of any other Company. Nor has any such interlocking relationship existed in the past.

Section 16(a) Beneficial Ownership Reporting Compliance
-----------------------------------------------------------

         Section 16(a) Beneficial Ownership Reporting Compliance Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules of the Securities and Exchange Commission (the "Commission") thereunder require the Company's executive officers, directors and greater than 10% stockholders to file reports of ownership and changes in ownership of the Common Stock with the Commission. Based upon a review of such reports, the Company has determined that all such reports required by Section 16(a) were filed on time.

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

REMUNERATION OF EXECUTIVE OFFICERS

         The following table sets forth information concerning the compensation received for the fiscal years ended December 31, 2000, 1999, and 1998, for services rendered to the Company in all capacities by the individual who served as the Company's Chief Executive Officer at the end of the 2000 fiscal year and other highly compensated executives of the Company. The total amount of the annual salary and bonus payable to each of the Company's other executive officers for the last completed fiscal year was below $100,000. See Item 13. Certain Relationships and Related Transactions Other Matters.

                           SUMMARY COMPENSATION TABLE

                                                                           Long-Term Compensation
                                                                  ---------------------------------------
                                        Annual Compensation           Awards                    Payouts
                                   -----------------------------  ---------------             -----------
    Other name and                                                                  Stock
Principal Compensation     Fiscal   Salary                          Restricted     Options/
  Position station($)       Year      ($)     Bonus($)  Other($)  Stock Awards(#)   SARs(#)    ($)   All
-------------------------  ------  ---------  --------  --------  ---------------  ---------  ----  -----
Everett E. Schulze, Jr.     2000   $ 100,000    -0-       -0-          -0-            -0-      -0-   -0-
Director (1)(2)(3)          1999   $ 120,000    -0-       -0-          -0-            -0-      -0-   -0-
                            1998   $ 120,000    -0-       -0-          -0-       1,000,000(6)  -0-   -0-

Donald P. Uhl               2000   $  80,000    -0-       -0-          -0-            -0-      -0-   -0-
President, Chief            1999   $  80,000    -0-       -0-          -0-            -0-      -0-   -0-
Executive Officer and       1998   $  80,000    -0-       -0-          -0-            -0-      -0-   -0-
Chairman (5)

Robert L. Cohen             2000   $  56,800    -0-       -0-          -0-         349,375(7)  -0-   -0-
Vice President and          1999         -0-    -0-       -0-          -0-            -0-      -0-   -0-
Chief Financial Officer     1998         -0-    -0-       -0-          -0-            -0-      -0-   -0-

Thomas F. Carroll           2000   $  62,500    -0-     $ 2,900        -0-         350,000(8)  -0-   -0-
Vice President Sales &      1999         -0-    -0-       -0-          -0-            -0-      -0-   -0-
Marketing                   1998         -0-    -0-       -0-          -0-            -0-      -0-   -0-
-------------------------------

         (1) All other compensation in the form of perquisites and other personal benefits has been omitted because the aggregate amount of such perquisites and other personal benefits constituted the lesser of $50,000 or 10% of the total annual salary and bonus of the named executive for such year.

         (2) Mr. Schulze served as the Company's Chief Executive Officer and Chairman of the Board at the end of the 1999 fiscal year. Due to failing health, Mr. Schulze was replaced by Mr. Uhl in April 2000.

         (3) Mr. Schulze passed away in December 2000. His vacant position as Director was filled by Mr. Derrick Bushman in February 2001.

         (4) Annual compensation for Mr. Schulze includes $27,000 of wages that were paid in 2001.

         (5) Annual compensation for Mr. Uhl includes $16,665 of wages that were paid in 2001.

         (6) Includes shares that were to be issued upon exercise of options previously granted to Mr. Schulze. All such options were cancelled in 2001.

         (7) Includes 264,375 shares issuable upon the exercise of options granted to Mr. Cohen under his employment agreement. Also includes 85,000 shares issuable upon the exercise of options granted to Mr. Cohen on November 12, 2000. See Item 11. Executive Compensation - Individual Option Grants.

         (8) Includes 225,000 shares issuable upon the exercise of options granted to Mr. Carroll under his employment agreement. Also includes 125,000 shares issuable upon the exercise of options granted to Mr. Carroll on November 12, 2000. See Item 11. Executive Compensation - Individual Option Grants.

DIRECTOR COMPENSATION

         Directors of the Company who are also employees do not receive cash compensation for their services as directors or members of committees of the Board of Directors, but are reimbursed for their reasonable expenses incurred in connections with attending meetings of the Board of Directors or management committees.

         In January 2001 the Company's board of directors approved the sale of 25,000 shares of the Company's restricted common stock to each outside director for each year of service provided to the Company at a price of $.25 per share. The cost of these shares will be paid by a note from each director for their respective shares and be collateralized by the corresponding stock. This resolution is subject to final approval by the Company's shareholders that will be voted upon at the 2001 Annual Shareholders' Meeting. See Item 13 - Certain Relationships and Related Transactions.

EMPLOYMENT AGREEMENTS

         The Company and Mr. Robert Cohen are parties to an employment agreement dated July 11, 2000, pursuant to which the Company retained Mr. Cohen as its Chief Financial Officer and Vice President. The term of the agreement is 12 months ending on July 10, 2001. The agreement provides for a salary of $10,000 per month during its term. Under the employment agreement, the Company granted to Mr. Cohen options to purchase 105,000 shares of the Company's common stock under the employment agreement. These options are exercisable immediately at an exercise price of $0.25 per share and will expire on the second anniversary of the date on which they were granted. The employment agreement further provides Mr. Cohen the right to receive options to purchase 12,500 additional shares of the Company's common stock for each month during the term of the employment agreement. These options will be exercisable at a per share exercise price equal to the lesser of $1.00 or 85% of the average closing price of the stock during the 15 calendar days before their exercise. They will expire on the second anniversary of the date on which they were granted. The Company paid to Mr. Cohen $1,750 in cash and granted to Mr. Cohen options to purchase 9,375 additional shares of common stock as consideration for services rendered before the date of the agreement. These last set of options are fully vested and exercisable at $0.25 per share. Additionally, Mr. Cohen is eligible to participate in the Company's Stock Option and Incentive Plan and the Company's Bonus Plan. He also is entitled to receive certain other benefits offered to other employees of the Company. Mr. Cohen will be entitled to severance if the Company terminates the agreement without cause. Mr. Cohen's employment agreement also contains certain other customary terms and provisions, including provisions relating to the treatment of confidential information and the solicitation of customers and accounts belonging to the Company.

         The Company and Mr. Carroll are parties to an employment agreement, which became effective onAugust 1, 2000, and pursuant to which Mr. Carroll agreed to serve as the Company's Vice President of Marketing and Sales. Mr. Carroll's employment agreement provides for a gross salary for $12,500 per month during its term. In addition to salary compensation, Mr. Carroll received options to purchase 75,000 shares of the Company's common stock, which are immediately exercisable at an exercise price of $0.25 per share and will expire two (2) years from the date on which they were granted. Under the employment agreement, Mr. Carroll also is eligible to receive additional options to purchase shares of the Company's common stock, which options shall be exercisable at the date on which they will have been granted. These options will be exercisable at an exercise price equal to the lesser of $1.00 per share or 85% of the average closing price of the stock during the 15 calendar days before the date on which they will have been exercised. These options also will expire on the second anniversary of the date on which they will have been granted. They will be granted on the completion of certain performance benchmarks, as described in the agreement. The remaining terms of Mr. Carroll's employment agreement are substantially similar to the terms of Mr. Cohen's employment agreement, as described above.

INDIVIDUAL OPTION GRANTS

         During the fiscal year ended December 31, 2000, options and warrants to purchase 724,375 shares were granted to certain executive officers, directors and employees and 975,000 shares to consultants at exercise prices ranging from $0.25 to $1.00 per share pursuant to the vesting schedules of their respective agreements. The following tables set forth certain information at December 31, 2000, and for the fiscal year then ended with respect to stock options granted to and exercised by the individuals named in the Summary Compensation Table above.

                        OPTION GRANTS IN FISCAL YEAR 2000
                                                                                                  POTENTIAL REALIZABLE VALUE AT
                                                                                                  ASSUMED ANNUAL RATES OF STOCK
                                                                                                  PRICE APPRECIATION FOR OPTION
                                            INDIVIDUAL GRANTS                                                    TERM(4)
                         ---------------------------------------------------------------           -----------------------------
                          NUMBER OF       % OF
                         SECURITIES   TOTAL OPTIONS
                         UNDERLYING     GRANTED TO     EXERCISE     MARKET
                          OPTIONS      EMPLOYEES IN     PRICE        PRICE    EXPIRATION
NAME                     GRANTED(#)    FISCAL YEAR(1)  ($/SH)(2)   ($/sH)(7)     DATE(3)               0%       5%($)     10%($)
----                     ----------    --------------  ----------  ---------     -------            ------      -----     ------

Thomas F. Carroll          75,000         10.4%        $0.25         $0.875     July 31, 2002       $46,875    $53,602    $60,656
                          150,000         20.7%           - (5)      $0.875     July 31, 2002       $19,688(6) $33,141(6) $47,250(6)
                          125,000         17.3%        $0.25         $0.4375    November 12, 2002   $23,438    $29,043    $34,922

Robert L. Cohen           105,000         14.5%        $0.25         $0.875     July 10, 2002       $65,625    $75,042    $84,919
                            9,375          1.3%        $0.25         $0.875     July 10, 2002       $ 5,859    $ 6,700    $ 7,582
                          150,000         20.7%            -(5)      $0.875     July 10, 2002       $19,688(6) $33,141(6) $47,250(6)
                           85,000         11.7%        $0.25         $0.4375    November 12, 2002   $15,938    $19,749    $23,747

Other Employees            25,000          3.5%        $0.25         $0.4375    November 12, 2002   $ 4,688    $ 5,809    $6,984

------------

--------------------------------------------------------------------------------

(1) Based on options granted to certain directors, executive officers and employees to purchase 724,375 shares of the Company's Common Stock, but not including options granted to certain consultants to purchase 975,000 additional shares of common stock, including (without limitation) options granted to Mr. Sattler under the consulting agreement between the Company and G.E.S. Associates. See Item 13. Certain Relationships and Related Transactions.

(2) The exercise price on certain options is the lower of (a) $1.00 per share or (b) 85% of the average closing price over the 15 calendar days prior to exercise.

(3) The options have a term of five years commencing from the date on which they were granted, subject to earlier termination in certain events related to termination of employment.

(4) The 5% and 10% assumed rates of appreciation are suggested by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price. There can be no assurance that any of the values reflected in the table will be achieved.

(5) The exercise price is equal to the lesser of $1.00 or 85% of the average closing price for the 15 days preceding the exercise date.

(6) Estimated value based on an exercise price equal to 85% of the market price of the stock on the date of grant. The value will depend on the exercise price described in the preceding footnote.

(7) Based on the closing price of the Common Stock on the corresponding date of grant.

OPTION EXERCISES DURING LAST FISCAL YEAR

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                         AND 2000 YEAR END OPTION VALUES
                                                                    NUMBER OF SECURITIES
                                                                   UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED
                                                                         OPTIONS AT         IN-THE-MONEY OPTIONS AT
                                                                    DECEMBER 31, 2000(#)    DECEMBER 31, 2000($)(2)
                                                                    --------------------    -----------------------
                              SHARES ACQUIRED         VALUE             EXERCISABLE/              EXERCISABLE/
NAME                          ON EXERCISE (#)    REALIZED ($)(1)        UNEXERCISABLE            UNEXERCISABLE
----                          ---------------    ---------------        -------------            -------------

George E. Sattler                   --             $     --           100,000 / 475,000         $35,000 / 42,750

Thomas F. Carroll                   --                   --           200,000 / 150,000         $70,000 / 13,500

Robert L. Cohen                     --                   --           261,875 / 87,500          $49,569 / 7,875

------------

(1) Calculated on the basis of the fair market value of the underlying securities at the exercise date minus the exercise price.

(2) Calculated on the basis of the fair market value of the underlying securities at December 31, 2000 ( approximately $0.60 per share) minus the exercise price.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

         Except as otherwise indicated, the following table sets forth certain information regarding the beneficial ownership of the Company's capital stock at December 31, 2000, by (i) each of the Company's directors and officers, (ii) each person or entity who beneficially owned more than five percent of the Company's capital stock, and (iii) all directors and officers of the Company as a group.

       SHARES OF COMMON
NAME AND ADDRESS OF BENEFICIAL         NUMBER OF SHARES OF COMMON              PERCENTAGE OF
OWNER BENEFICIALLY OWNED (1)              STOCK BENEFICIALLY OWNED                 STOCK
----------------------------------------------------------------------------------------------------
Ronald F. Anderegg                              4,886,921                           8.4%
1600 South Beacon Boulevard
Grand Haven, MI  49417

The E. Schulze Corporation                     20,144,198 (2)                      34.6%
6756 South Holland Way
Littleton, CO  80128

Donald P. Uhl                                   3,005,000                           5.2%
15423 East Batavia Drive
Aurora, Colorado  80011

Frank Pirri                                       525,000                             *
15423 East Batavia Drive
Aurora, Colorado  80011

Raymond Solomon                                   352,500                             *
15423 East Batavia Drive
Aurora, Colorado  80011

Michael T. Mozer                                  100,000                             *
15423 E. Batavia Dr.
Aurora, CO  80011

George E. Sattler                                 100,000 (4)                         *
15423 E. Batavia Dr.
Aurora, CO  80011

Robert L. Cohen                                   261,875 (5)                         *
15423 E. Batavia Dr.
Aurora, CO  80011

Thomas F. Carroll                                 200,000 (6)                         *
15423 E. Batavia Dr.
Aurora, CO  80011

                                               29,575,494 (1)(2)(3)(4)(5)          50.3%
All Officers and Directors as a Group
           (9 persons)
------------------

*    Less than 1.0%
         (1) Beneficial ownership is determined in accordance with the applicable rules under the 1934 Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days from the date hereof, are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. Percentage ownership is based on 58,818,754 shares of Common Stock outstanding.

         (2) Includes shares previously issued and sold to American International Investments, Inc. ("AII"), the entire outstanding capital stock of which was owned by the children of Mr. Everett E. Schulze, Jr., the Company's deceased Chairman and CEO. In November, 2000 AII combined with The E. Schulze Corporation, a Colorado corporation formed by Mr. Schulze and Melissa Schulze, his wife, before the death of Mr. Schulze. Melissa Schulze is president of The E. Schulze Corporation. As a consequence, The E. Schulze Corporation now holds 20,144,198 shares of common stock of the Company.
         (3) Two hundred thousand shares are held in Mr. Uhl's name; 2,805,000 shares are held in the name of the PLDLC Family Limited Partnership, a Colorado limited partnership. Mr. Uhl is General Partner and exercises voting control with respect to the stock in the partnership. Mr. Uhl disclaims beneficial ownership of the PLDLC shares other than through his derivative ownership interest in the PLDLC partnership.
         (4) Includes shares issuable upon the exercise of options granted to Mr. Sattler under a certain consulting agreement dated June 1, 2000, which options are exercisable at a per share exercise price of $0.25. See Item 13. Certain Relationships and Related Transactions - Other Matters.
         (5) Includes 199,375 shares issuable upon the exercise of options granted to Mr. Cohen under his employment agreement, which options are exercisable at an exercise price of $0.25 per share. Also includes 62,500 shares issuable upon the exercise of options granted to Mr. Cohen under his employment agreement, which are exercisable at an exercise price equal to the lesser of $1.00 or 85% of the average price of the Company's common stock for the 15 days preceding the exercise date. See Item 11. Executive Compensation -- Employment Agreements.
         (6) Includes 200,000 shares issuable upon the exercise of options granted to Mr. Carroll under his employment agreement, which are exercisable at an exercise price of $0.25 per share.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

AMERICAN INTERNATIONAL INVESTMENTS' CUMULATIVE CONVERTIBLE DEBENTURE

         In March of 1998, American International Investments, Inc. ("AII") transferred 929,552 of its shares of the common stock of the Company's predecessor to satisfy past due lease payment obligations of approximately $247,880 that the Company's predecessor owed to Northstar Financial ("Northstar"). The children of Mr. Everett E. Schulze, Jr., the Company's former Chairman and CEO, owned all of the outstanding shares of capital stock of AII, with respect to which Mr. Schulze disclaims beneficial ownership. As consideration for AII's payment of such lease obligations, the Company issued to AII a 16% cumulative convertible debenture in the principal amount of $247,880. In December 2000, the Company settled its obligation under the debenture in the amount of $380,050 (principle and interest) by the payment of $126,000 in cash and applying a related deposit held of $27,880.

LOANS TO AND FROM OFFICERS

         In January 1994, the Company made a loan to Mr. Schulze in the principal amount of $195,000. On May 7, 1999, the Company acquired all right, title and interest in the United States Patent application file number 2937-9 titled "Merchandising Using Consumer Information From Surveys" from Everett E. Schulze, Jr., the inventor, in satisfaction of all principal and interest in the amount of $244,311 payable under the loan to the Company from Everett E. Schulze, Jr.

         During 1997 and 1998, the Company borrowed funds from AII. Such loans were evidenced by promissory notes bearing interest at an annual rate of 10% and payable upon demand by the holder. Management believes that such funds were borrowed on terms no less favorable than would otherwise have been available to the Company through unrelated third-party sources. In February 2001, the Company paid all principal and interest payable under the loan in the amount of $130,180.

         In September 2000, the Company borrowed $30,000 from Mr. Donald Uhl, President and Chief Executive Officer of the Company. This loan was evidenced by a promissory bearing interest at an annual rate of 9.5%. In February 2001, the Company paid all principal and interest payable under the loan in the amount of $31,281.

         In November 2000, the Company borrowed $180,000 from a partnership whose general partner is Mr. Donald Uhl, President and Chief Executive Officer of the Company. This loan was evidenced by a promissory note bearing interest at an annual rate of 9.5%. In February 2001, the Company paid all remaining principal and interest due under the promissory note in the amount of $133,631.

         In November 2000, the Company borrowed $160,000 from the Bushman Group, LLC. This loan was evidenced by a promissory note bearing interest at an annual rate of 9.5%. Mr. Derrick Bushman, who became a Director of the Company in March 2001, is a principal of the Bushman Group. Management believes that the terms of the transaction were no less favorable than would otherwise have been available to the Company through unrelated third-party sources. In February 2001, the Company repaid all principal and interest due under the promissory note in the amount of $163,623.

         In December 2000, the Company borrowed $160,000 from the Bushman Group, LLC. This loan was evidenced by a promissory note bearing interest at an annual rate of 9.5%. Management believes that the terms of the transaction were no less favorable than would otherwise have been available to the Company through unrelated third-party sources. In February 2001, the Company repaid all principal and interest due under the promissory note in the amount of $162,332.

CERTAIN BUSINESS RELATIONSHIPS

         Pursuant to a promissory note dated March 7, 1997, the Company loaned $50,000 to Mr. Joel Monsky, a Director of the Company, and two relatives of Mr. Monsky, all of whom are shareholders of The Partnership For Shared Marketing, Inc ("Partnership"). On January 27, 1999, the Company entered into an Asset Purchase Agreement with Partnership, under which the Company agreed to purchase certain of the assets of Partnership in exchange for $500,000 and 1,500,000 shares of the Company's common stock. In December 2000, the asset purchase agreement was cancelled and the Company forgave this note and all related accrued interest in the amount of $69,608 as consideration for certain services rendered by the partnership on behalf of the Company.

OTHER MATTERS

         In January 2001, the Company granted to Mr. Donald P. Uhl, Chief Executive Officer, options to purchase 700,000 shares of common stock at an exercise price of $.30 per share. The options are immediately exercisable and will expire in January 2006.

         In January 2001, the Company's Board of Directors approved for the Company to grant options to each of the Company's directors, based on their respective years of service. The Board approved for the Company to grant options to purchase 400,000 total shares of the Company's common stock at an exercise price of $0.25 per share, subject to the subsequent approval of the Company's shareholders. If approved, all such options would expire two years after the date on which they will have been granted.

         In June 2000, the Company entered into an agreement with George E. Sattler/G.E.S. Associates, which provided for various marketing services to assist the Company in obtaining and developing working relationships with various retail customers. Mr. Sattler, a Director of the Company, receives $2,400 per month for these services provided to the Company. As further consideration for services rendered to the Company under the consulting agreement, the Company granted to Mr. Sattler options to purchase 575,000 shares of the Company's common stock. Options to purchase 100,000 shares are fully vested and immediately exercisable at an exercise price of $0.25 per share. The remaining options to purchase a total of 475,000 shares vest in various amounts on the achievement of certain performance benchmarks, as set forth in the consulting agreement. These second set of options will be exercisable at an exercise price per share equal to the lesser of $1.00 or 85% of the average closing price of the common stock over the 15 days preceding the date of exercise. The agreement provides for a term of one year commencing on June 1, 2000. The agreement may be terminated by the Company for cause (as described in the agreement) and on various other grounds, including (without limitation) the death or disability of Mr. Sattler.

  To facilitate the initial introduction of its systems, the Company has entered into a financing agreement with In Store Capital LLC, an independent company formed specifically to provide equipment and receivables financing for In Store Media Systems, Inc. After the anticipated successful introduction of each of its products, In Store Capital has agreed to obtain equipment and receivables financing facilities of up to $100 million through Morris and Mozer, Inc., an investment banking firm located in Minneapolis, Minnesota. The funds available through this line of credit is expected to start small and grow rapidly as the Company's systems are installed in more market areas. Under this agreement, In Store Capital will provide the initial capital required to commercially test first the Coupon Bank System, then the InStaClearing and Coupon Exchange Center systems respectively, in several commercial applications. After successful commercial demonstrations, In Store Capital will provide the structure through which other major investment banking firms can join In Store Capital in financing rollout of the respective systems of the Company. In Store Capital has committed to provide financing for the Coupon Bank System, but is not obligated to finance other systems on a binding time table. In the past, the Company has experienced substantial product installation delays resulting primarily from inadequate financial resources. The ability to execute its product introduction plan will depend upon the resources provided by and through In Store Capital, LLC.

         The investment group that provided additional development capital to the Company and that formed In Store Capital LLC, was introduced to the Company by Morris and Mozer Financial, Inc., of which Michael T. Mozer, a director of the Company, is a principal. In addition, Morris and Mozer Financial, Inc. secured a conditional agreement with Coast Business Credit on behalf of the Company, which if finalized, will provide the Company with funding through In Store Capital LLC. As compensation for its services, Morris and Mozer Financial, Inc. will receive warrants to purchase 3,150,000 shares of the Company's common stock that can be exercised anytime in the third, fourth or fifth year after the date on which they were issued. The warrants will vest and become exercisable only after the completion of a financing agreement acceptable to the Company. The exercise price is $2.00 per share and the Company may call the warrants anytime after two and one-half years at $4.00 per share. In addition, Morris and Mozer Financial, Inc. will receive a one-time fee equal to 1% of the amount of each "draw" made by the Company against either the equipment financing or the receivables revolver.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

         Audited Financial Statements for the fiscal year ended December 31, 2000, including report of independent auditors.

(a)      EXHIBITS AND FINANCIAL STATEMENTS.

(1) The following financial statements of the Company are included.

   AUDITED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000 AND FOR THE PERIOD FROM DECEMBER 30, 1992 (INCEPTION) THROUGH DECEMBER 31, 2000:

   Report of Independent Certified Public Accountants                       F-2

   Balance Sheet as of December 31, 1999 and 2000                           F-3

   Statement of Operations for Years Ended December 31, 1998,
   1999 and 2000, and for the Period from  December 30, 1992
   (Inception)  Through  December  31, 2000                                 F-5

   Statement of Changes in  Stockholders'  Equity  (Deficit)
   For the Period from December 30, 1992 (Inception) Through
   December 31, 2000                                                        F-6

   Statement of Cash Flows For Years Ended December 31, 1998,
   1999 and 2000, and for the Period from December  30, 1992
   (Inception)  Through  December  31,  2000                                F-11

   Notes to Financial Statements                                            F-13


(2) The following exhibits are filed as part of this Report.

Exhibit
Number   Description
------   -----------------------------------------------------------------------

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

3.1      Articles of Incorporation (1)

3.1.2 Certificate of Amendment filed with the Nevada Secretary of State as of October 7, 1998 (1)

3.2      Bylaws of the registrant (as amended) (1)

4.1      Specimen of Common Stock of Registrant (1)

10.1 Memorandum of Understanding dated January 13, 1997, with Unisys Corporation (1) (3)

10.1.2 Memorandum of Understanding dated February 25, 1997, with Unisys Corporation (1) (3)

10.1.3 Memorandum of Understanding dated March 19, 1997, with Unisys Corporation (1)(3)

10.1.4 Memorandum of Understanding dated April 4, 1997, with Unisys Corporation (1) (3)

10.2 Employment Agreement dated August 1, 1999 by and between Registrant and Lawrence Mortimer (1)

10.3 Revised Incentive Bonus Program dated June 7, 1999, relating to bonus program for Thomas Gorman (1)

10.4 Commitment Letter dated February 17, 1998, addressed to the Company from Dougherty Funding LLC (1)

10.5 Asset Purchase Agreement by and between Registrant and Partnership for Shared Marketing, Inc., and amendments thereto (1)

10.6     Employment Agreement dated July 11, 2000, between Registrant and Robert
         L. Cohen (2)

10.7     Employment Agreement dated July 11, 2000, between Registrant and Thomas
         F. Carroll (2)

10.8 NCH Retailer Services Coupon Redemption Service Agreement between Registrant and NCH Promotional Services, Inc. (2)

10.9     Loan Agreement dated September 5, 2000, between Registrant and Donald
         P. Uhl (2)

10.10 Loan Agreement dated November 8, 2000, between Registrant and PLDLC Family Limited Partnership (2)

10.11 Warrant Agreement dated March 8, 2000, between Registrant and issued to Morris and Mozer Financial Services (2)

21.1     List of Subsidiaries (2)

-----------------

(1) Previously filed with the Commission with the Company's Registration Statement on Form 10, as amended.

(2)      Filed herewith.

(3) Portions omitted pursuant to a confidential treatment request to be filed separately with the Commission.

(b)      REPORTS ON FORM 8-K.

         There were no Reports on Form 8-K of the Securities and Exchange Commission filed during the quarter ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on to be signed on its behalf by the undersigned, thereunto duly authorized.

                            IN STORE MEDIA SYSTEMS, INC.

Date: April 5, 2001         By:   /s/ DONALD P. UHL
                                  ----------------------------------------------
                                  Donald P. Uhl
                                  President, Chief Executive Officer, and
                                  Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                            IN STORE MEDIA SYSTEMS, INC.


Date: April 5, 2001         By:   /s/ DONALD P. UHL
                                  ----------------------------------------------
                                  Donald P. Uhl, President, Chief Executive
                                  Officer, and Chairman of the Board


Date: April 5, 2001         By:   /s/ ROBERT L. COHEN
                                  ----------------------------------------------
                                  Robert L. Cohen, Corporate Secretary, Vice
                                  President and Chief Financial Officer


Date: April 5, 2001         By:   /s/ THOMAS F. CARROLL
                                  ----------------------------------------------
                                  Thomas F. Carroll, Director, Vice President
                                  Sales & Marketing


Date: April 5, 2001         By:   /s/ MICHAEL T. MOZER
                                  ----------------------------------------------
                                  Michael T. Mozer, Director


Date: April 5, 2001         By:   /s/ RONALD F. ANDEREGG
                                  ----------------------------------------------
                                  Ronald F. Angeregg, Director


Date: April 5, 2001         By:   /s/ FRANK PIRRI
                                  ----------------------------------------------
                                  Frank Pirri, Director


Date: April 5, 2001         By:   /s/ GEORGE E. SATTLER
                                  ----------------------------------------------
                                  George E. Sattler, Director

                          IN STORE MEDIA SYSTEMS, INC.

                          INDEX TO FINANCIAL STATEMENTS



   AUDITED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000 AND FOR THE PERIOD FROM DECEMBER 30, 1992 (INCEPTION) THROUGH DECEMBER 31, 2000:

   Report of Independent Certified Public Accountants                       F-2

   Balance Sheet as of December 31, 1999 and 2000                           F-3

   Statement of Operations for Years Ended December 31, 1998,
   1999 and 2000, and for the Period from  December 30, 1992
   (Inception)  Through  December  31, 2000                                 F-5

   Statement of Changes in  Stockholders'  Equity  (Deficit)
   For the Period from December 30, 1992 (Inception) Through
   December 31, 2000                                                        F-6

   Statement of Cash Flows For Years Ended December 31, 1998,
   1999 and 2000, and for the Period from December  30, 1992
   (Inception)  Through  December  31,  2000                                F-11

   Notes to Financial Statements                                            F-13

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




   The Board of Directors and Stockholders
   In Store Media Systems, Inc.


   We have audited the accompanying balance sheet of In Store Media Systems, Inc. (a development stage company) as of December 31, 1999 and 2000, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000, and for the period from December 30, 1992 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of In Store Media Systems, Inc. as of December 31, 1999 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, and for the period from December 30, 1992 (inception) through December 31, 2000, in conformity with generally accepted accounting principles.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has been primarily involved in research and development activities, resulting in significant losses and a stockholders' deficit at December 31, 2000 of $3,045,914. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



   Denver, Colorado
   February 16, 2001, except for
     Note 10 as to which date                     CAUSEY DEMGEN & MOORE INC.
     is February 23, 2001

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                           December 31, 1999 and 2000

                                     ASSETS


                                                          1999         2000
                                                          ----         ----
Current assets:
   Cash and cash equivalents                           $ 248,325    $ 191,039
   Note receivable - related party (Notes 2 and 9)        63,860            -
   Inventory                                             117,295        5,925
   Other current assets                                    1,559       44,270
                                                       ---------    ---------

   Total current assets                                  431,039      241,234

Property and equipment, at cost:
   Manufacturing equipment (Note 9)                      341,277       79,076
   Office furniture and equipment                        123,016      128,614
   Leasehold improvements                                 55,228       55,228
                                                       ---------    ---------
                                                         519,521      262,918

   Less accumulated depreciation and amortization       (206,304)    (150,853)
                                                       ---------    ---------

   Net property and equipment                            313,217      112,065

Other assets:
   Advances and note receivable - related parties
   (Note 2)                                               45,085       46,658
   Debt issuance costs                                         -       10,000
   Deposits (Note 7)                                      29,159            -
   Patent costs, net of accumulated amortization of
   $18,089 (1999) and $23,926 (2000)                      58,035       86,754
                                                       ---------    ---------

   Net other assets                                      132,279      143,412
                                                       ---------    ---------

                                                       $ 876,535    $ 496,711
                                                       =========    =========

                             See accompanying notes.
                                       F-3

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                           December 31, 1999 and 2000

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                         1999         2000
                                                         ----         ----
Current liabilities:
   Accounts payable (Note 7)                         $   587,674  $   597,330
   Accrued expenses                                            -       48,665
   Interest payable                                      599,284      610,780
   Notes payable (Note 3)                              2,140,087    1,679,976
   Notes payable-shareholder (Note 3)                     90,000      251,000
   Short-term notes payable (Note 3)                           -      354,874
   Obligations under capital leases (Note 7)               3,238            -
                                                     -----------  -----------

   Total current liabilities                           3,420,283    3,542,625

Long-term liabilities:
   Debenture payable - related party (Note 7)            247,880            -
                                                     -----------  -----------

   Total long-term liabilities                           247,880            -

Commitments and contingencies (Notes 5 and 7)

Stockholders'  equity  (deficit) (Notes 3 and 5):

 Preferred stock, no par value; 50,000,000 shares
  authorized, 3 shares issued and outstanding
  liquidation preference $750,000                              -      750,000
   Common stock, $.001 par value; 150,000,000 shares
   authorized, 63,828,527 (1999) and 67,631,621
   (2000) shares issued                                   63,829       67,631
   Additional paid-in capital                         10,816,909   13,076,110
   Treasury stock, at cost; 9,374,742 shares            (563,750)    (563,750)
   Deficit accumulated during the development
    stage                                            (13,108,616) (16,375,905)
                                                     -----------  -----------
   Total stockholders' equity (deficit)               (2,791,628)  (3,045,914)
                                                     -----------  -----------

                                                     $   876,535  $   496,711
                                                     ===========  ===========

                             See accompanying notes.
                                       F-4

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

              For the Years Ended December 31, 1998, 1999 and 2000
and for the Period from December 30, 1992 (inception) through December 31, 2000

                                                                    Cumulative
                                                                   amounts from
                                    1998         1999       2000     inception
                                    ----         ----       ----     ---------

Costs and expenses:
   Research and development      $ 194,897   $ 250,873    $ 50,350  $ 3,275,352
   General and administrative      866,858   1,549,301   1,704,721    6,490,384
   Depreciation and amortization    61,777      66,229      68,940      293,332
                                 ---------   ----------  ---------  -----------

    Operating loss              (1,123,532) (1,866,403) (1,824,011) (10,059,068)

Other income (expense):
   Interest income                  28,147      30,422       7,561       89,960
   Litigation settlement (Note 7)        -           -           -     (156,250)
   Restructuring charges (Note 9)        -           -    (196,511)    (196,511)
   Debt conversion costs (Note 3)  (20,000)   (107,250)  ( 291,686)    (676,830)
   Interest expense               (775,591) (1,242,471)   (208,039)  (4,622,603)
                                 ---------- ---------- -----------  -----------

    Total other income (expense)  (767,444) (1,319,299)   (688,675)  (5,562,234)
                                 ---------- ---------- -----------  -----------
Net loss (Note 4)              $(1,890,976)$(3,185,702)$(2,512,686)$(15,621,302)
                               =========== =========== =========== ============

Basic and diluted net loss per
   common share (Note 6)            $ (.04)     $ (.06)     $ (.05)      $ (.35)
                                    ======      ======      ======       ======

Weighted average common shares
   outstanding (Note 6)          49,000,000 57,900,000  51,600,000   44,300,000
                                 ========== ==========  ==========   ==========



                             See accompanying notes.
                                       F-5



                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

  For the Period from December 30, 1992 (inception) through December 31, 2000

                                                                                                            Deficit
                                                                                                          accumulated
                                                                          Additional                       during the
                                      Preferred stock   Common stock       paid-in      Stock    Treasury  development
                                      Shares   Amount Shares     Amount    capital  subscriptions  stock     stage          Total
                                      ------   ------ ------     ------    -------  -------------  -----     -----          -----
Balance at December 30, 1992 (inception)   - $      -          - $     - $         -   $     -   $      - $          -  $         -

  Issuance of common stock in exchange
   for assignment of patent and serv-
   ices in 1993 ($.001 per share)(Note 5)  -        - 30,462,375  30,462      (7,367)        -          -            -       23,095

  Sale of common stock for cash
   in 1993 ($.07 per share)(Note 5)        -        -  2,812,496   2,813     187,187         -          -            -      190,000

  Sale of common stock for hardware,
   software and lab time in 1993 ($.07
   per share)(Note 5)                      -        -  1,125,000   1,125      77,625         -          -            -      78,750

  Sale of common stock for cash
   in 1993 ($.21 per share)(Note 5)        -        -     94,125      94      19,806         -          -            -      19,900

  Sale of common stock for cash
   in 1994 ($.08 per share)(Note 5)        -        -  5,861,005   5,861     479,139         -          -            -     485,000

  Sale of common stock for cash
   in 1995 ($.40 per share)(Note 5)        -        -    750,000     750     299,250        -           -            -     300,000

  Exercise of warrants in 1995
   ($.26 per share)                        -        -     19,320      19       5,038        -           -            -       5,057

  Issuance of common stock for serv-
  ices in 1995,  less shares returned
  ($.24 per share based on original
  shares issued)(Note 5)                   -        -     75,000      75      42,321        -           -            -      42,396

  Sale of common stock for cash
   in 1995 ($.01 per share)(Note 5)        -        -    297,000     297       2,673        -           -            -       2,970

  Exercise of warrants in 1996
   ($.20 per share)                        -        -     22,680      23       5,987        -           -            -       6,010

  Issuance of warrants in connection
  with debt offering in 1996 (Note 3)      -        -          -       -   1,140,915        -           -            -   1,140,915


                          (Continued on following page)
                             See accompanying notes.
                                       F-6



                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

  For the Period from December 30, 1992 (inception) through December 31, 2000

                        (Continued from preceding page)
                                                                                                           Deficit
                                                                                                          accumulated
                                                                          Additional                       during the
                                      Preferred stock   Common stock       paid-in      Stock    Treasury  development
                                      shares   Amount Shares     Amount    capital  subscriptions  stock     stage          Total
                                      ------   ------ ------     ------    -------  -------------  -----     -----          -----
 Settlement reached to repurchase
  2,687,500 shares of common stock of
  the Company in 1996 ($.02 per share)
  (Note 5)                                 -        -          -       -           -         -    (43,750)           -      (43,750)

  Sale of common stock for cash and
   settlement of accounts payable in
   1997 ($.05 per share)                   -        -    585,000     585      30,206         -          -            -       30,791

  Issuance of warrants in connection
   with debt offering in 1997 (Note 3)     -        -          -       -     361,201         -          -            -      361,201

  Purchase of common stock by conversion
   of note principal in 1997 ($.27
   per share)(Note 3)                      -        -  1,416,146   1,416     621,500         -          -            -      622,916

  Purchase of common stock by conversion
   of note interest in 1997 ($.27 per
   share)(Note 3)                          -        -    108,241     108      28,756         -          -            -       28,864

  Additional purchases of common stock
   for cash in connection with note con-
   versions in 1997 ($.27 per share)
   (Note 3)                                -        -  1,765,278   1,765     468,976         -          -            -      470,741

  Net loss for the period from inception
   through December 31, 1997               -        -          -       -           -         -          -   (8,031,938)  (8,031,938)
                                          -- -------- ---------- ------- -----------   -------   -------- ------------  -----------

Balance, December 31, 1997                 -        - 45,393,666  45,393   3,763,213         -    (43,750)  (8,031,938)  (4,267,082)

  Issuance of warrants in connection with
   debt offering (Note 3)                  -        -          -       -     157,996         -          -            -      157,996

  Issuance of common stock in exchange for
   services ($.17 per share)               -        -    937,500     938     159,062         -          -            -      160,000

  Sale of common stock for cash
   in 1998 ($.13 per share)                -        -  2,250,000   2,250     297,750         -          -            -      300,000

                          (Continued on following page)
                            See accompanying notes.
                                       F-7



                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

  For the Period from December 30, 1992 (inception) through December 31, 2000

                        (Continued from preceding page)
                                                                                                           Deficit
                                                                                                          accumulated
                                                                          Additional                       during the
                                      Preferred stock   Common stock       paid-in      Stock    Treasury  development
                                      Shares   Amount Shares     Amount    capital  subscriptions  stock     stage          Total
                                      ------   ------ ------     ------    -------  -------------  -----     -----          -----
  Exercise of warrants by conversion of
   note interest ($.14 per share)(Note 3)  -        -     56,250      56       3,694         -          -            -       3,750

  Additional purchases of common stock
   for cash in connection with note con-
   versions ($.27 per share)(Note 3)       -        -    427,500     428     113,572         -          -            -      114,000

  Purchase of common stock by conversion
   of note principal and interest ($.52
   per share)(Note 3)                      -        -  3,266,250   3,266   1,709,903         -          -            -    1,713,169

  Exercise of warrants by conversion of
   note principal and interest ($.52 per
   share)(Note 3)                          -        -    736,543     737     376,240         -          -            -      376,977

  Cash received in connection with sub-
   sequent conversion of note and inter-
   est to stock                            -        -          -       -           -    75,000          -            -       75,000

  Issuance of common stock pursuant
   to recapitalization (Note 5)            -        -  6,000,000   6,000      (6,000)        -          -            -            -

  Settlement of accounts payable by the
   issuance of common stock ($1.08 per
   share)                                  -        -     26,977      27      29,218         -          -            -       29,245

  Net loss for the year ended December
   31, 1998                                -        -          -       -           -         -          -   (1,890,976)  (1,890,976)
                                          -- -------- ---------- ------- -----------   -------   -------- ------------  -----------

Balance, December 31, 1998                 -        - 59,094,686  59,095   6,604,648    75,000    (43,750)  (9,922,914)  (3,227,921)

  Purchase of common stock by conversion
   of note principal and interest ($.73
   per share)(Note 3)                      -        -    543,750     544     398,445         -          -             -     398,989

  Exercise of warrants by conversion of
   note principal and interest ($.53 per
    share)(Note 3)                         -        -    541,121     541     288,508   (75,000)         -             -     214,049


                          (Continued on following page)
                             See accompanying notes.
                                       F-8



                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

  For the Period from December 30, 1992 (inception) through December 31, 2000

                        (Continued from preceding page)
                                                                                                           Deficit
                                                                                                          accumulated
                                                                          Additional                       during the
                                      Preferred stock   Common stock       paid-in      Stock    Treasury  development
                                      Shares   Amount Shares     Amount    capital  subscriptions  stock     stage          Total
                                      ------   ------ ------     ------    -------  -------------  -----     -----          -----
  Sale of common stock for cash and in
   exchange for stock offering services
   ($1.00 per share) (Note 5)              -        -  3,456,360   3,427   2,475,245         -          -            -    2,478,702

  Exercise of warrants                     -        -    116,250     116      18,884         -          -            -       19,000

  Issuance of common stock for employee
   compensation ($.90 per share)           -        -     50,000      50      44,950         -          -            -       45,000

  Purchase of 6,687,242 treasury shares
   ($.08 per share) (Note 7)               -        -          -       -           -         -   (520,000)           -     (520,000)

  Issuance of common stock in settlement
   of account payable ($1.00 per share)    -       -      26,360      26      26,334         -          -            -       26,360

  Extension of exercise period of war-
   rants issued in connection with debt
   offerings                               -       -           -      -      959,895         -          -            -      959,895

  Net loss for the year ended December
   31, 1999                                -       -           -       -           -         -          -   (3,185,702)  (3,185,702)
                                          -- -------  ---------- ------- -----------   -------   -------- ------------  -----------

Balance, December 31, 1999                 -        - 63,828,527  63,829  10,816,909         -   (563,750) (13,108,616   (2,791,628)

  Sale of common stock for cash
   ($1.00 per share) (Note 5)              -        -     50,000      50      49,950         -          -            -       50,000

  Exercise of warrants  (Note 5)           -        -    249,892     249      16,394         -          -            -       16,643

  Issuance of common stock for employee
   compensation ($.90 per share) (Note 5)  -        -    105,000     105      94,395         -          -            -       94,500

  Warrants exercised on a cashless basis
   in consideration for stock offering
   services ($.90 per share)(Note 5)       -        -  2,009,202  2,009       (2,009)        -          -            -            -

                          (Continued on following page)
                             See accompanying notes.
                                       F-9


                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

  For the Period from December 30, 1992 (inception) through December 31, 2000

                        (Continued from preceding page)
                                                                                              Deficit
                                                                                                           Deficit
                                                                                                          accumulated
                                                                          Additional                       during the
                                      Preferred stock   Common stock       paid-in      Stock    Treasury  development
                                      Shares   Amount Shares     Amount    capital  subscriptions  stock     stage          Total
                                      ------   ------ ------     ------    -------  -------------  -----     -----          -----
  Extension of exercise period of
   warrants issued in connection
   with debt offerings (Note 5)            -        -          -       -     (95,901)       -          -             -      (95,901)

  Sale of preferred stock for cash
  (Note 5)                                 3  750,000          -       -     750,000        -          -      (750,000)     750,000

  Preferred stock dividends                -        -          -       -           -        -          -        (4,603)      (4,603)

  Intrinsic value of stock options
   granted to officers of the Company
   (Note 5)                                -        -          -       -     324,527        -          -             -      324,527

  Conversion of notes payable into
   common stock (Note 3)                   -           1,389,000   1,389     895,675        -          -             -      897,064

  Settlement of debenture payable
   (Note 7)                                -        -          -        -    226,170        -          -             -      226,170

  Net loss for the year ended
   December 31, 2000                       -        -          -       -           -        -          -    (2,512,686)  (2,512,686)
                                          -- -------- ---------- ------- ----------- --------  ---------  ------------  -----------

Balance, December 31, 2000                 3 $750,000 67,631,621 $67,631 $13,076,110 $     -   $(563,750) $(16,375,905) $(3,045,914)
                                          == ======== ========== ======= =========== =======   =========  ============  ===========

                             See accompanying notes.
                                      F-10

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

              For the Years Ended December 31, 1998, 1999 and 2000
and for the Period from December 30, 1992 (inception) through December 31, 2000

                                                                    Cumulative
                                                                     amounts
                                                                       from
                                    1998       1999       2000      inception
                                    ----       ----       ----      ---------
Cash flows from operating
 activities:
  Net loss                  $(1,890,976) $(3,185,702) $(2,512,686) $(15,621,302)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
    Depreciation and amortiza-
     tion                        61,777       66,229       68,940       293,332
    Restructuring charges             -            -      196,511       196,511
    Common stock issued for ser-
     vices, patents, payables and
     extension of warrants      367,241    1,138,505      614,812     2,189,019
    Amortization of debt issu-
     ance costs                 133,124       72,568            -     1,560,512
    Reduction in note receivable
     - related party charged to
     research and development         -      244,311            -       244,311
    Changes in assets and
     liabilities:
      Accounts receivable and
       notes receivable          (4,838)      94,728            -       (63,860)
     Inventory                   30,079        3,780        6,990      (110,305)
     Other assets                  (430)        (100)     (42,711)      (44,270)
     Accounts payable          (299,818)    (355,363)       9,656       597,330
     Interest payable           280,822      105,805      299,828       925,991
     Other liabilities                -            -       48,665        48,665
                             ----------   ----------   ----------    ----------
    Total adjustments           567,957    1,370,463    1,202,691     5,837,236
                             ----------   ----------   ----------    ----------
    Net cash used in
     operations              (1,323,019)  (1,815,239)  (1,309,995)   (9,784,066)

Cash flows from investing
 activities:
  Purchase of property and
   equipment                     (3,084)     (41,665)      (9,474)     (267,028)
  Proceeds from sale of
   property and equipment             -            -      125,000       125,000
  Increase in advances -
   related parties              (21,242)      (9,052)      (1,573)     (290,969)
  Patent costs                   (5,220)     (19,300)     (34,556)     (110,679)
  Lease deposits                      -        1,811        1,279       (27,880)
  Debt issuance costs                 -            -      (10,000)      (10,000)
                              ---------    ---------    ---------    ----------
    Net cash provided by
     (used in) investing
     activities                 (29,546)     (68,206)      70,676      (581,556)

Cash flows from financing
 activities:
  Proceeds from sale of
   common stock               1,126,069    2,397,751       50,000     5,360,647
  Purchase of treasury stock          -     (520,000)           -      (520,000)
  Proceeds from preferred stock       -            -      750,000       750,000
  Preferred stock dividends           -            -       (4,603)       (4,603)
  Proceeds from (repayments
   of) stockholder loans         11,000      (23,500)     161,000       251,000
  Repayments of capital leases  (13,283)      (6,926)      (3,238)      (14,087)
  Proceeds from notes payable   597,500            -      354,874     5,044,874
  Repayments of notes payable   (54,003)     (31,999)    (126,000)     (311,170)
                              ---------   ----------   ----------    ----------
    Net cash provided by
     financing activities     1,667,283    1,815,326    1,182,033    10,556,661
                              ---------   ----------   ----------    ----------
Net increase (decrease) in
 cash                           314,718      (68,119)     (57,286)      191,039

Cash and cash equivalents at
 beginning of period              1,726      316,444      248,325             -
                             ----------   ----------   ----------    ----------
Cash and cash equivalents at
 end of period               $  316,444   $  248,325    $ 191,039    $  191,039
                             ==========   ==========    =========    ==========


                          (Continued on following page)
                             See accompanying notes.
                                      F-11

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

              For the Years Ended December 31, 1998, 1999 and 2000
and for the Period from December 30, 1992 (inception) through December 31, 2000

                         (Continued from preceding page)

Supplemental disclosure of cash flow information:

                                                                      Cumulative
                                                                       amounts
                                                                        from
                                       1998       1999      2000      inception
                                       ----       ----      ----     ----------
Cash paid during period for
  interest                         $ 430,491    $ 87,484    $  -    $ 1,187,946

Supplemental disclosure of non-cash financing activities:

                                                                      Cumulative
                                                                       amounts
                                                                        from
                                     1998       1999        2000      inception
                                     ----       ----        ----     ----------
Common stock issued for:
  Services, patents and payables   $ 189,245    $ 71,360   $ 94,500   $ 423,566
  Conversion of notes payable      1,376,750     368,750    460,111   2,583,250
  Conversion of interest              80,077      44,239    145,267     299,396
  Cancellation of notes payable            -     300,000          -     300,000
  Debt conversion costs               20,000     107,250    291,686     418,936
                                  ----------   ---------   --------  ----------
                                  $1,666,072   $ 891,599   $991,564  $4,025,148
                                  ==========   =========   ========  ==========

Warrants issued in debt offer:
  Additional paid-in capital       $ 157,996   $ 959,895   $(95,901) $2,524,106
  Expensed as interest              (157,996)   (959,895)    95,901  (2,524,106)

Capital leases recorded:
  Purchase of fixed assets               $ -         $ -        $ -   $ 261,967
  Obligations under capital lease          -           -          -    (261,967)

Compensation recorded upon
  grant of stock options                 $ -         $ -   $324,527   $ 324,527


                             See accompanying notes.
                                      F-12

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998, 1999 and 2000


1. Organization and summary of significant accounting policies

   Organization:

   In Store Media Systems, Inc., a Nevada corporation, was organized on December 30, 1992 to develop and market an electronic coupon clearing system for use in grocery retailers. The Company is considered to be a development stage enterprise as more fully defined in Statement No. 7 of the Financial Accounting Standards Board. Activities from inception include research and development activities, seeking patents, as well as fund raising.

   On October 8, 1998, the Company consummated an agreement and plan of merger with Crescent Gold (Crescent), in which Crescent acquired all of the issued and outstanding common shares of the Company (see Note 5). The Company was merged into Crescent, and Crescent changed its name to In Store Media Systems, Inc. For accounting purposes, the acquisition has been treated as a recapitalization of the Company, based upon historical cost, a reverse acquisition with the Company as the acquirer. The Company owns 100% of Data Driven Marketing, Inc. which has had no activity through December 31, 2000.

   Basis of presentation and management's plans:

   The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant losses ($15,621,302 since inception) and a stockholders' deficit at December 31, 2000 of $3,045,914. The Company's continued existence is dependent on its ability to obtain the additional funding necessary to complete development of the coupon clearing system and successfully market the product. As described in Note 5, the Company raised approximately $800,000 in additional equity funding in 2000 which provided additional liquidity for the Company for current operations. In January 2001, the Company completed a private equity funding agreement that provided the Company with $2,052,000 of equity, enabling the Company to begin the commercial introduction of its proprietary electronic coupon clearing system. In connection with this funding agreement, the Company received initial proceeds of $1,000,000 in equity and an additional $1,052,000 of equity is being held in escrow pending the Company attaining certain milestones.

   The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998, 1999 and 2000


1. Organization and summary of significant accounting policies (continued)

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

   Inventory:

   Inventory consists of electronics and computer components to be used in the Company's product. Inventory is stated at lower of cost or market, determined by the first in-first out method.

   Property and equipment:

   Property and equipment is recorded at cost. Depreciation commences as items are placed in service and is computed using straight-line and accelerated methods over their estimated useful lives of five to seven years or the term of the lease for leasehold improvements. Maintenance and repairs are expensed as incurred, and improvements and major renewals are capitalized.

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

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998, 1999 and 2000


1. Organization and summary of significant accounting policies (continued)

   Stock options:

   The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation. Accordingly, compensation is recorded only when the quoted market price of the Company's stock at the date of grant exceeds the amount an employee must pay to acquire the stock.

   Advertising costs:

   The Company expenses the costs of advertising as incurred. Advertising expense was $13,843, $136,371 and $71,291 for the years ended December 31, 1998, 1999 and 2000, respectively.

   Cash equivalents:

   For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

   Concentrations of credit risk:

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company's excess cash is deposited in liquid low-risk interest bearing accounts within high quality national financial institutions. At December 31, 2000 and at times during the years, the balance at one financial institution exceeded FDIC limits.

   Reclassifications:

   Certain reclassifications have been made to the 1998 and 1999 financial statements to conform to the 2000 financial statement presentation.

2. Notes receivable

   The Company's former president received no salary until May 15, 1996. However, the Company made a loan to the former president and paid certain storage and other expenses on his behalf. The effective date of the loan agreement and promissory note was January 3, 1994. The loan is unsecured and interest began to accrue on the outstanding balance as of September 30, 1996. Through December 31, 1998, the former president drew $232,201 and repaid
   $37,200 leaving a balance of $236,892 (including accrued interest at the prime rate plus 2% of $41,891). The Company acquired certain proprietary technology owned by the former president which the Company believes will compliment the Coupon Exchange Center System and add substantially to the Company's future revenues. During 1999, the Company forgave the loan in exchange for a patent. The balance of the loan and accrued

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998, 1999 and 2000


2. Notes receivable (continued)

   interest of $244,311 has been recorded as research and development expense. Through December 31, 2000, the Company has advanced $46,658 to a company owned by the former president. The advance is due on demand.

   The Company advanced to a director of the Company and two of his relatives $50,000 to be applied toward the purchase of the assets of a partnership owned by these individuals which is secured with a note and personal guarantees. The note was due on June 15, 1997 including interest at 9% per annum. On December 15, 2000, the Company forgave this note and all related accrued interest in lieu of completing the asset purchase agreement and for services rendered by the partnership on behalf of the Company (see Note 9).

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

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998, 1999 and 2000


3. Notes payable (continued)

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

   During 2000 and 2001 the Company is offering its note holders the option to extend their notes and accrued interest until October 31, 2001 or to convert their notes and exercise their warrants by using the balance of their note principal and accrued interest. During 2000, note holders converted $460,111 of note principal and $145,267 of interest into 1,389,000 shares of the Company's common stock. In connection with the revised terms of the note conversion offer, the Company recognized conversion costs of $291,686 in 2000.

   During 1998, the Company initiated a private offering of a maximum of $800,000 of Promissory Notes bearing interest at 10% per annum and warrants to purchase 320,000 shares of common stock exercisable at $1.00 per share for one year. As of December 31, 1998, $350,000 had been raised and 140,000 warrants were issued. The warrants issued were valued at $65,116 and have been reflected as additional paid-in capital and a discount on the issuance of the notes which is being amortized over the one year term of the notes. During 1999, $300,000 in principal of these notes were used to purchase 3 units of the November 1998 private placement of common stock. (See Note 5).

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998, 1999 and 2000


3. Notes payable (continued)

   Notes payable at December 31, 1999 and 2000 consisted of the following:

                                                        1999              2000
                                                        ----              ----
    9% Notes payable, interest payable quarterly,
     principal past due, unsecured, in default at
     December 31, 1999 and 2000 (See Note 10)         $2,090,087    $1,629,976

    10% Notes payable, interest payable quarterly,
     principal past due, unsecured                        50,000        50,000
                                                      ----------    ----------
                                                      $2,140,087    $1,679,976
                                                      ==========    ==========

   Notes payable - shareholder at December 31, 1999 and 2000 consisted of the following:
                                                        1999              2000
                                                        ----              ----
    6% Notes payable to a shareholder  related to
     the  Company's  former  president, interest
     accrued monthly,  principal  due at various
     dates during 1998, in  default, unsecured,
     default interest rate set at 18% (see Note
     10)                                                $ 90,000      $ 91,000

    9.5% Note payable to the Company's president,
     payable at maturity on March 1, 2001, unsecured
     (see Note 10)                                             -        30,000

    9.5% Note  payable to a  partnership  in which
     the Company's president is the general partner,
     payable at maturity on March 1, 2001, unsecured
     (see Note 10)                                             -       130,000
                                                        --------      --------
                                                        $ 90,000      $251,000
                                                        ========      ========


   Short-term notes payable at December 31, 1999 and 2000 consisted of the following:
     9.5% Note payable to an unrelated Company, payable
     at maturity upon consumation of private equity
     funding, unsecured (see Note 10)                   $     -       $160,000

     9.5% Note payable to an unrelated individual,
      payable at maturity upon consumation of private
      equity funding, unsecured (see Note 10)                 -        160,000

     9.75% Note payable to an insurance finance company,
      payable in monthly installments of $5,145 including
      interest through August 10, 2001                        -         34,874
                                                         ------       --------
                                                         $    -       $354,874
                                                         ======       ========

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998, 1999 and 2000


4. Income taxes

   At December 31, 2000, the Company has a net operating tax loss carryforward of approximately $7,929,000, future tax deductions of $4,205,000 which may be used to offset future taxable income, and unused tax credits of $255,000. The future tax deductions result from capitalizing pre-operating costs for income tax reporting purposes and expensing these costs for financial statement purposes. Differences between the book and tax net operating loss carryforward consists primarily of the above plus valuation of warrants and stock issued in connection with notes payable and for services. The net operating tax loss carryforward expires as follows:

                      2010                     $ 339,700
                      2011                     1,110,000
                      2012                     2,054,000
                      2013                       520,000
                      2014                     2,059,300
                      2015                     1,846,000
                                               ---------

                                              $7,929,000
                                              ==========

   At December 31, 1999 and 2000, total deferred tax assets and valuation allowance are as follows:

                                                          1999      2000
                                                          ----      ----
      Deferred tax assets resulting from:
        Net operating loss carryforwards              $2,269,000  $2,958,000
        Capitalized pre-operating costs                1,361,000   1,568,000
        Research and development tax credits             220,000     255,000
                                                      ----------  ----------
        Total                                          3,850,000   4,781,000
        Less valuation allowance                      (3,850,000) (4,781,000)
                                                      ----------  ----------
                                                      $        - $         -
                                                      ========== ===========

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

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998, 1999 and 2000


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

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998, 1999 and 2000


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

   During 1998, the Company issued 937,500 shares of its common stock in exchange for services valued at $.17 per share. This issuance includes the 750,000 shares issued to the attorney in the Continuum/HealthStar lawsuit (see Note 7). During November 1998, the Company commenced a private placement of common stock and warrants. The Company proposed to sell a minimum of 18 units and a maximum of 68 units at a price of $100,000 per unit which would have resulted in gross proceeds to the Company of between $1,800,000 and $6,800,000 before deducting offering expenses. Each unit consisted of 100,000 shares of common stock and warrants to purchase 100,000 shares of common stock exercisable at $1.25 per share and expire between June 30, 2001 and January 31, 2002.

   Through December 31, 1999, 29.36 units were sold resulting in gross proceeds of $2,936,360 (including conversion of note principal of $300,000, reduction of accounts payable of $100,000 and cash of $2,500,000). Offering costs of $457,658 were incurred for the 29.36 units. In addition, 520,000 shares of common stock and 520,000 warrants were issued as commissions.

   During 2000, the Company issued 249,892 shares of common stock upon the exercise of warrants resulting in proceeds of $16,643. Warrants representing 2,009,202 shares of common stock were exercised on a cashless basis pursuant to a settlement with a selling agent in an offering of common stock. These warrants were issued in connection with the sale of common stock in a private placement.

   During January 2000, the Company sold .5 unit in a private placement resulting in proceeds to the Company of $50,000. The .5 unit consisted of 50,000 shares of common stock and warrants to purchase 50,000 shares of common stock exercisable at $1.25 per share until January 2002. As of December 31, 2000, the Company concluded this offering.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998, 1999 and 2000


5. Stockholders' equity (continued)

   On March 29, 2000, the board of directors authorized the sale of up to 14 shares of its Series A cumulative preferred stock for $250,000 per share that would generate maximum proceeds of $3,500,000 if all shares are sold. At December 31, 2000, three shares have been sold for $750,000. The board has designated the Series A cumulative preferred stock as having a liquidation preference of $250,000 per share accruing dividends at the rate of 8% per annum. The Series A cumulative preferred stock is convertible into common stock at the rate of $.385 per common share. At the date of issuance, the rate at which the preferred stock could be converted into common stock was below the trading market price of the common stock. For accounting purposes, this difference has been recorded as an increase in additional paid-in-capital and a corresponding increase in the deficit accumulated during the development stage.

   In 2000, the Company issued 1,389,000 shares of its common stock upon conversion of notes payable outlined in Note 3.

   During 2000, the Company issued 105,000 shares of its common stock to employees for compensation valued at $94,500.

   At the Company's stockholder meeting on September 29, 2000, the stockholders approved an amendment to the Company's Articles of Incorporation to increase the number of shares of $.001 par value common stock authorized to 150,000,000 shares and increase the number of shares of preferred stock authorized to 50,000,000 shares.

   Stock warrants:

   The following is a summary of stock warrant activity:

                                              Exercise         Number of
                                                price            shares

     Balance at December 31, 1998                              9,739,412
     Issued in 1999                 $1.00, $1.25 and $1.33     3,612,961
     Exchanged in 1999              $.067, $.667 and $1.33    (1,135,313)
     Exercised in 1999                 $.067and $.667           (105,000)
                                                              ----------
     Balance at December 31, 1999                             12,112,060

     Issued in 2000                 $1.00, $1.25 and $1.33        66,692
     Exchanged in 2000              $.067, $.667 and $1.33    (1,021,000)
     Exercised in 2000                 $.067and $.667         (2,271,996)
                                                             -----------
     Balance at December 31, 2000                              8,885,756
                                                             ===========

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998, 1999 and 2000


5. Stockholders' equity (continued)

   During 1999 and 2000, the Company extended the exercise period of the remaining A, B and C warrants issued in 1996 in connection with the private placement of promissory notes for an additional 90 to 120 days. For accounting purposes the extension is treated as an issuance of warrants and therefore were valued at $959,895 for 1999 and were treated as additional paid-in capital and interest expense. During 2000, although more warrants were extended, the market price of the Company's stock declined resulting in the reduction of interest expense and additional paid-in capital of $95,901.

   In March 2000, the Company signed an agreement with a financial firm whose principal officer is a director of the Company. This agreement provides for the firm to assist the Company in obtaining the necessary equipment financing and revolving credit facility required to implement and rollout the Company's proprietary electronic coupon clearing system in multiple retail locations. In association with this agreement, the Company agreed to issue the firm warrants to purchase 3,150,000 shares of the Company's restricted common stock at a price of $2.00 per share. These warrants may not be exercised for two years following the date of issue and expire five years after the date of issue. Additionally, the Company may call the warrants any time after two and one-half years from the date of issue and before the expiration of the warrants at a price of $4.00 per share. As of December 31, 2000, no such warrants have been issued.

   Stock options:

   During 1998, the board of directors granted to two employees, options to purchase up to 2,000,000 shares of the Company's common stock in the aggregate in exchange for services the Company received during 1998. The options are exercisable at $1.00 per share and vest upon the attainment of certain goals. During 1999, the board of directors granted one employee an option to purchase up to 1,000,000 shares of the Company's common stock exercisable at $1.00 per share. This option was to vest upon the attainment of certain goals. No compensation was recorded under these awards.

   During 2000, the board of directors granted to two employees and a director, also serving as a consultant, options to purchase 524,375 shares of the Company's common stock at a strike price of $.25 per share. The board of directors also granted options, to these same three individuals, to purchase 775,000 shares of the Company's common stock at the lesser of $1.00 or 85% of the average price of the Company's common stock for the 15 days prior to the date of exercise. These options vest over time and upon the attainment of certain milestones. During 2000, the Company issued options to a consultant to purchase in the aggregate 400,000 shares of the Company's common stock exercisable at $1.00 to $3.00 per share for two years. For the year ended December 31, 2000, the Company realized compensation expense of $324,527 resulting from the difference between the exercise price and the market price of the Company's common stock at the time the options were granted.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998, 1999 and 2000


5. Stockholders' equity (continued)

   The following is a summary of stock option activity:

                                                  Weighted
                                                  average
                                 Option price     exercise       Number of
                                  per share        price           shares
                                 ------------     --------       ---------'

       Balance December 31, 1998  $ 1.00             $1.00        2,000,000
       Granted                    $ 1.00             $1.00        1,000,000
       Exercised                  $    -             $   -                -
                                  ---------------    -----        ---------

       Balance December 31, 1999  $ 1.00             $1.00        3,000,000
       Granted                    $0. 25 to $3.00    $0.70        1,699,375
       Exercised                  $    -             $   -                -
       Forfeited                  $ 1.00             $1.00       (1,900,000)
                                  ---------------    -----       ----------

       Balance December 31, 2000  $0.25 to $3.00     $0.82        2,799,375
                                                                  =========

       Options exercisable at
        December 31, 2000         $0.25 to $3.00     $0.86        1,086,875
                                                                  =========

   The following is additional information with respect to those options and warrants outstanding at December 31, 2000:

                                             Weighted
                                             average        Weighted
                                             remaining      average
                                       contractual live in  exercise  Number of
                    Price per share            years          price     shares
                    ---------------            -----          -----     ------
 Options                 $0.25                 1.67          $0.25       524,375
           lesser of $1.00 or 85% of market    1.47          $0.55       775,000
                         $1.00                 2.41          $1.00     1,200,000
                    $1.25 to $1.50             1.42          $1.33       150,000
                         $2.00                 1.42          $2.00        50,000
                         $2.50                 1.42          $2.50        50,000
                         $3.00                 1.42          $3.00        50,000

 Warrants            $.067 - $1.33             0.25          $0.85     8,885,756

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998, 1999 and 2000


5. Stockholders' equity (continued)

   The Company  has  adopted the  disclosure-only  provisions  of  Statement  of
   Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans unless the grant date fair value of the underlying common stock exceeded the exercise price of the option. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards during the years ended December 31, 1999 and 2000 in accordance with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                                 1999         2000
        Net loss - as reported                $(3,185,702) $(2,406,347)
        Net loss - pro forma                   (3,185,702)  (2,555,805)
        Loss per share - as reported                (0.06)       (0.05)
        Loss per share - pro forma                  (0.06)       (0.05)

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, dividend yield of 0%; expected volatility of 100%, risk-free interest rate of 5.35% to 6.54%; and expected life of 1.5 to 2 years.

6. Basic and diluted warrants net loss per share

   Basic net loss per share is based on the weighted average number of shares outstanding during the periods. Shares issued for nominal consideration are considered outstanding since inception. Diluted loss per share has not been presented as exercise of the outstanding stock options and warrants would have an anti-dilutive effect.

7. Commitments and contingencies

   Unisys:

   In 1997, the Company entered into a long-term, limited joint venture contract with Unisys Corporation (Unisys) in which Unisys will provide at its cost, most of the hardware, middleware, software and depot level maintenance for the Company's Coupon Exchange Center (CEC) system. Unisys will initially provide these services and build seven Coupon Exchange Centers for $1,901,000. Unisys will manufacture CEC's thereafter for a price to be determined by volume along with certain minimum annual fees to be paid by a royalty on each CEC In$taCa$h coupon redeemed. The Company has paid Unisys $943,716 and has recorded a payable of $490,688 at December 31, 1999 and 2000. The Company will owe an estimated $1,100,000 upon delivery of product. Certain of the amounts in excess of agreed upon expenditure ceilings are subject to negotiation and may affect the future amounts owed.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998, 1999 and 2000


7. Commitments and contingencies (continued)

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

   Operating lease commitments:

   The Company leases office space under an operating lease on a month-to-month basis. Additionally, the Company leases certain office equipment under operating lease agreements. Total rent expense for the years ended December 31, 1998, 1999 and 2000 was $37,560, $37,860 and $38,703, respectively.

   Capital lease commitments:

   The Company leases certain equipment under capital leases. On March 18, 1998, a major shareholder of the Company assumed the $247,880 remaining balance on certain capital leases and the deposit received of $27,880 by issuing to the lessor 929,552 shares of the Company's restricted common stock owned by the shareholder.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998, 1999 and 2000


7. Commitments and contingencies (continued)

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

   During 2000, the Company settled its obligation under the debenture of $380,050 (principal and accrual interest) by the payment of $126,000 in cash and applying the deposit held of $27,880 resulting in a benefit to the company of $226,170 which is reflected as contributed capital.

8. Financial instruments

   The carrying values of cash, advances and note receivable-shareholder, accounts payable and notes payable (excluding the convertible notes payable and related accrued interest) approximated fair value due to the short-term maturities of these instruments. The fair value of the $2,185,274 carrying value of convertible notes payable and accrued interest is $2,903,639, based on the common stock price at December 31, 2000 and the conversion offer in effect allowing the note holders to convert their notes into common stock.

9. Restructuring charges

   In December of 2000, the board of directors changed the focus of the business from constructing their own equipment for coupon clearing to contracting this out to third parties. The Company sold manufacturing equipment with the book value of $155,703 for $125,000 resulting in a loss of $30,703. The Company also wrote down its inventories of parts by $96,200 and wrote off the note receivable from a director of the Company and two of his relatives (See Note
   2) as consideration for abandoning the asset purchase agreement. The above changes have been reflected on the statement of operations as restructuring charges of $196,511.

10.Subsequent events

   Financing agreement:

   In February 2001, the Company completed a private equity funding agreement that provided the Company with $2,052,000 of equity, enabling the Company to begin the commercial introduction of its proprietary electronic coupon clearing system. In connection with this funding agreement, the Company received initial proceeds of $1,000,000 in equity in exchange for 3,703,705 shares of common stock and an additional $1,052,000 of equity, representing an additional 2,896,295 shares of common stock is being held in escrow pending the Company attaining certain milestones.

                         IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998, 1999 and 2000


10.Subsequent events (continued)

   Notes payable - shareholder:

   On February 16, 2001, the Company repaid the outstanding balance of all notes and related accrued interest payable to the Company's president and to the partnership in which the Company's president is the general partner, totaling $164,912.

   On February 23, 2001, the Company repaid the outstanding balance of all notes and related accrued interest payable to a shareholder related to the Company's former president, totaling $130,180.

   Short term notes payable:

   On February 14, 2001, the Company repaid the outstanding balance of a note and all related accrued interest payable to an individual unrelated to the Company, totaling $162,332.

   On February 15, 2001, the Company repaid the outstanding balance of a note and all related accrued interest payable to an unrelated company, totaling $163,623.

   Notes payable:

   As  described  in Note 3, the Company is offering its note holders the option of extending their notes and accrued interest until October 31, 2001 or converting their notes and accrued interest and exercising their related warrants. From January 1, 2001 through February 23, 2001, notes totaling $262,500 have been extended. Notes and accrued interest totaling $878,946 have been converted and which amounts were applied towards the exercise of warrants resulting in the issuance of 2,040,000 shares of the Company's restricted common stock.

   Stock options and awards:

   In January 2001, the Company's Board of Directors approved the issuance of options to the Company's president and chief executive officer to purchase 700,000 shares of the Company's restricted common stock at a price of $.30 per share. The Company realized compensation expense of $249,340 resulting from the difference between the exercise price and the market price of the Company's common stock at the time the options were granted.

   In January 2001, the Company's Board of Directors approved the sale of 25,000 shares of the Company's restricted common stock to each outside director for each year of service provided to the Company at a price of $.25 per share. The cost of the shares will be paid by a note from each director and be collateralized by the stock. This resolution is subject to final approval of the Company's shareholders and will be voted upon at the 2001 Annual Shareholders' Meeting.