Form 10-K/A
period 2000-12-31
IN STORE MEDIA SYSTEMS INC
filed 2001-04-10
CIK 1012316

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                           --------------------------

                               AMENDMENT NO. 1 TO
                                    FORM 10-K

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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
                                                      Common Stock, no par value

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

                                EXPLANATORY NOTE

         This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 6, 2001 ("Form 10-K") for the purpose of making amendments to the cover page and Item 7 of Part II and Item 13 of Part III of In Store Media Systems' Form 10-K.

                          In Store Media Systems, Inc.
                                  Form 10-K/A
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                     INDEX

                                                                            Page

                                    PART II

Item 7  Management's Discussion and Analysis of Financial
        Condition and Results of Operation                                   3

                                    PART III

Item 13 Certain Relationships and Related Transactions                       6

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


         Through December 31, 2000, the Company remained burdened with debt obligations and a continuing lack of working capital. The completion of the private equity funding agreement in January 2001 relieved some of the burden relating to the debt obligations and provided the necessary funding to commence the pilot program of the Company's proprietary electronic coupon clearing systems. If the Company is unsuccessful in eliminating all remaining debt obligations either through conversion or buyout, the Company may require the securing of additional working capital to continue its pilot program and operations as planned. Otherwise, it may be forced to curtail or discontinue its operations.

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


         In December 2000, the Company borrowed $160,000 from Mr. Mitchell Bushman. Mr. Mitchell Bushman is the brother of Mr. Derrick Bushman, a director of the Company. This loan was evidenced by a promissory note bearing interest at an annual rate of 9.5%. Management believes that the terms of the transaction were no less favorable than would otherwise have been available to the Company through unrelated third-party sources. In February 2001, the Company repaid all principal and interest due under the promissory note in the amount of $162,332.


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

                            IN STORE MEDIA SYSTEMS, INC.

Date: April 10, 2001         By:   /s/ DONALD P. UHL
                                  ----------------------------------------------
                                  Donald P. Uhl
                                  President, Chief Executive Officer, and
                                  Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                            IN STORE MEDIA SYSTEMS, INC.


Date: April 10, 2001         By:   /s/ DONALD P. UHL
                                  ----------------------------------------------
                                  Donald P. Uhl, President, Chief Executive
                                  Officer, and Chairman of the Board


Date: April 10, 2001         By:   /s/ ROBERT L. COHEN
                                  ----------------------------------------------
                                  Robert L. Cohen, Corporate Secretary, Vice
                                  President and Chief Financial Officer


Date: April 10, 2001         By:   /s/ THOMAS F. CARROLL
                                  ----------------------------------------------
                                  Thomas F. Carroll, Director, Vice President
                                  Sales & Marketing


Date: April 10, 2001         By:   /s/ MICHAEL T. MOZER
                                  ----------------------------------------------
                                  Michael T. Mozer, Director


Date: April 10, 2001         By:   /s/ RONALD F. ANDEREGG
                                  ----------------------------------------------
                                  Ronald F. Angeregg, Director


Date: April 10, 2001         By:   /s/ FRANK PIRRI
                                  ----------------------------------------------
                                  Frank Pirri, Director


Date: April 10, 2001         By:   /s/ GEORGE E. SATTLER
                                  ----------------------------------------------
                                  George E. Sattler, Director