Form 10-Q
period 2001-03-31
IN STORE MEDIA SYSTEMS INC
filed 2001-05-15
CIK 1012316

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                  OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the issuer's classes of common stock, as of May 14, 2001 is 73,450,326 shares, $.01 par value.

                           IN STORE MEDIA SYSTEMS, INC.


                                      INDEX

                                                                       Page No.

   PART I. FINANCIAL INFORMATION

   Balance Sheet - December 31, 2000 and March 31, 2001
   (unaudited)                                                         2 and 3

   Statement of  Operations - For the Three Months Ended
   March 31, 2000 and 2001 and for the period from December
   30, 1992 (inception)  through March 31, 2001 (unaudited)               4

   Statement of Stockholders' Equity - For the Three Months
   Ended March 31, 2001 (unaudited)                                       5

   Statement  of Cash Flows - For the Three Months Ended
   March 31, 2000 and 2001 and for the period from December
   30, 1992 (inception) through March 31, 2001 (unaudited)                6

   Notes to Unaudited Financial Statements                                7

   Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                 10

   PART II. OTHER INFORMATION                                            14

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                      December 31, 2000 and March 31, 2001
                                   (Unaudited)

                                     ASSETS

                                                            2000            2001
                                                            ----            ----
Current assets:
   Cash and cash equivalents                           $ 191,039      $ 124,245
   Inventory                                               5,925          5,525
   Other current assets                                   44,270         31,654
                                                       ----------     ----------

    Total current assets                                 241,234        161,424

Property and equipment, at cost:
   Manufacturing equipment                                79,076         79,076
   Office furniture and equipment                        128,614        183,430
   Leasehold improvements                                 55,228         55,228
                                                       ----------     ----------

                                                         262,918        317,734

   Less accumulated depreciation and amortization       (150,853)      (159,853)
                                                       ----------     ----------

    Net property and equipment                           112,065        157,881

Other assets:
   Advances and note receivable -
    related parties                                       46,658         47,433
   Debt issuance costs, net of accumulated
    amortization                                          10,000         10,000
   Patent costs, net of accumulated amortization
    of  $23,926 (2000) and $25,656 (2001)                 86,754         85,211
                                                       ----------     ----------

    Net other assets                                     143,412        142,644
                                                       ----------     ----------

                                                       $ 496,711      $ 461,949
                                                       ==========     ==========

                             See accompanying notes.


                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                      December 31, 2000 and March 31, 2001
                                   (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                2000            2001
                                                                ----            ----
Current liabilities:
   Accounts payable                                     $    597,330    $    751,646
   Interest payable                                          610,780         404,347
   Accrued wages                                              48,665          32,000
   Notes payable (Note 2)                                  1,679,976         987,500
   Notes payable-shareholder                                 251,000               -
   Short-term notes payable                                  354,874          20,169
                                                        ------------    ------------

    Total current liabilities                              3,542,625       2,195,662


Stockholders' equity (deficit) (Notes 2, 4, 5 and 6):
   Preferred stock, no par value; 50,000,000
    shares authorized, 3 shares issued and out-
    standing liquidation preference $750,000                 750,000         750,000
   Common stock, $.01 par value; 150,000,000
    shares authorized, 67,631,621 (2000) and
    73,450,326 (2001) shares issued                           67,631          73,450
   Additional paid-in capital                             13,076,110      17,602,868
   Stock subscriptions received                                    -               -
   Treasury stock, at cost; 9,374,742 shares                (563,750)       (563,750)
   Deficit accumulated during the development
    stage                                                (16,375,905)    (19,596,281)
                                                        ------------    ------------

    Total stockholders' equity (deficit)                  (3,045,914)     (1,733,713)
                                                        ------------    ------------

                                                        $    496,711    $    461,949
                                                        ============    ============

                             See accompanying notes.


                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
               For the Three Months Ended March 31, 2000 and 2001
  and for the Period from December 30, 1992 (inception) through March 31, 2001
                                   (Unaudited)

                                                                              Cumulative
                                                                            amounts from
                                                   2000            2001        inception
                                                   ----            ----        ---------
Revenues:
    Coupon handling fees and othe          $          -    $        336    $        336

Costs and expenses:
    Research and development                          -          53,000       3,328,352
    General and administrative                  445,071         728,675       7,219,059
    Depreciation and amortization                16,739          10,729         304,061
                                           -------------   -------------   -------------

      Total costs and expenses                 (461,810)       (792,404)    (10,851,472)
                                           -------------   -------------   -------------

      Operating loss                           (461,810)       (792,068)    (10,851,136)

Other income (expense):
    Interest income                               1,142           2,252          92,212
    Litigation settlement                             -               -        (156,250)
    Restructuring costs                               -               -        (196,511)
    Debt conversion costs                             -        (500,548)     (1,177,378)
    Interest expense                           (129,946)     (1,903,956)     (6,526,559)
                                           -------------   -------------   -------------

      Total other income

       (expense)                               (128,804)     (2,402,252)     (7,964,486)
                                           -------------   -------------   -------------

Net loss (Note 3)                              (590,614)     (3,194,320)    (18,815,622)

Preferred stock dividends                             -          26,056          30,659
                                           -------------   -------------   -------------

Net loss applicable to common
    stockholders                           $   (590,614)   $ (3,220,376)   $(18,846,281)
                                           =============   =============   =============

Basic and diluted net loss
 per common share                          $       (.01)   $       (.05)   $       (.41)
                                           =============   =============   =============

Weighted average common
 shares outstanding                          55,200,000      62,400,000      45,900,000
                                           =============   =============   =============

                             See accompanying notes.


                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    For the Three Months Ended March 31, 2001
                                   (Unaudited)



                                                                                                       Additional
                                                    Preferred stock              Common stock           paid-in
                                                  Shares       Amount        Shares        Amount       capital
                                                  ------       ------        ------        ------      ----------
Balance, December 31, 2000                             3     $750,000    67,631,621       $67,631     $13,076,110

   Sale of common stock for cash ($.27 per share)
     (Note 4)                                          -            -     3,703,705         3,704         996,296

   Preferred stock dividends                           -            -             -             -               -

   Intrinsic value of stock options granted to
     officers of the Company (Note 5)                  -            -             -             -         280,123

   Conversion of notes payable into common
     stock (Note 2)                                    -            -     2,115,000         2,115       1,418,447

   Extension of exercise period of warrants issued
     in connection with debt offering (Note 2)         -            -             -             -       1,831,892

   Net loss for the three months ended
     March 31, 2001                                    -            -             -             -               -
                                                     ---     --------    ----------       -------     -----------

Balance, March 31, 2001                                3     $750,000    73,450,326       $73,450     $17,602,868
                                                     ===     ========    ==========       =======     ===========

                                                                    Deficit
                                                                   accumulated
                                                                    during the
                                                      Treasury     development
                                                        stock         stage          Total
                                                      --------     -----------       -----
Balance, December 31, 2000                           $(563,750)   $(16,375,905)  $(3,045,914)

   Sale of common stock for cash ($.27 per share)
     (Note 4)                                                -               -     1,000,000

   Preferred stock dividends                                 -         (26,056)      (26,056)

   Intrinsic value of stock options granted to
     officers of the Company (Note 5)                        -               -       280,123

   Conversion of notes payable into common
     stock (Note 2)                                          -               -     1,420,562

   Extension of exercise period of warrants issued
     in connection with debt offering (Note 2)               -               -     1,831,892

   Net loss for the three months ended
     March 31, 2001                                          -      (3,194,320)   (3,194,320)
                                                     ---------    ------------   -----------

Balance, March 31, 2001                              $(563,750)   $(19,596,281)  $(1,733,713)
                                                     =========    ============   ===========

                             See accompanying notes.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31, 2001
  and for the Period from December 30, 1992 (inception) through March 31, 2001
                                  (Unaudited)

                                                                          Cumulative
                                                                             amounts
                                                                                from
                                                 2000            2001      inception
                                                 ----            ----      ----------
Net loss                                 $   (590,614)   $ (3,194,320)   $(18,815,622)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
    Depreciation and amortization              16,739          10,729         304,061
    Restructuring charges                           -               -         196,511
    Common stock issued for services,
     patents and payables                      49,500       2,612,563       4,801,582
    Amortization of debt issuance
     costs                                          -               -       1,560,512
    Reduction in note receivable -
     related party charged to research
     and development                                -               -         244,311
    Changes in assets and liabilities:
      Accounts receivable and notes
       receivable                                   -               -         (63,860)
      Inventory                                     -             400        (109,905)
      Other assets                                  -          12,616         (31,654)
      Accounts payable                         18,143         154,316         751,646
      Interest payable                         74,997          21,105         947,096
      Other                                    49,251         (16,665)         32,000
                                         -------------   -------------   -------------
    Total adjustments                         208,630       2,795,064       8,632,300
                                         -------------   -------------   -------------
    Net cash used in operations              (381,984)       (399,256)    (10,183,322)

Purchase of property and equipment             (1,623)        (54,815)       (321,843)
Proceeds from sale of property and
 equipment                                          -               -         125,000
Advances - related party                         (287)           (775)       (291,744)
Patent costs                                   (8,553)           (187)       (110,866)
Lease deposits                                      -               -         (27,880)
Debt issuance costs                                 -               -         (10,000)
                                         -------------   -------------   -------------
    Net cash used in investing
     activities                               (10,463)        (55,777)       (637,333)

Proceeds from sale of common stock            109,187       1,000,000       6,360,647
Purchase of treasury stock                          -               -        (520,000)
Proceeds from sale of preferred
 stock                                              -               -         750,000
Preferred stock dividends                           -         (26,056)        (30,659)
Proceeds from (repayments of)
 stockholder loans                                  -        (251,000)              -
Repayments of capital leases                        -               -         (14,087)
Proceeds from notes payable                    50,000               -       5,044,874
Repayments of notes payable                         -        (334,705)       (645,875)
                                         -------------   -------------   -------------
    Net cash provided by financing
     activities                               159,187         388,239      10,944,900
                                         -------------   -------------   -------------
Net increase (decrease) in cash              (233,260)        (66,794)        124,245

Cash and cash equivalents at
 beginning of period                          248,325         191,039               -
                                         -------------   -------------   -------------
Cash and cash equivalents at
 end of period                           $     15,065    $    124,245    $    124,245
                                         =============   =============   =============

                             See accompanying notes.
                                        6

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

1. Basis of presentation

   The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2001, and the results of operations and cash flows for the periods ended March 31, 2000 and 2001.

   Basis of presentation and management's plans:

   The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant losses ($18,815,622 since inception) and a stockholders' deficit at March 31, 2001 of $1,733,713. The Company's continued existence is dependent on its ability to obtain the additional funding necessary to complete development of the coupon clearing system and successfully market the product. In January 2001, the Company completed a private equity funding agreement that provided the Company with $2,052,000 of equity, enabling the Company to begin the commercial introduction of its proprietary electronic coupon clearing system. In connection with this funding agreement, the Company received initial proceeds of $1,000,000 in equity and an additional $1,052,000 of equity is being held in escrow pending the Company attaining certain milestones.

   The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

   In March 2001, the Company launched the initial pilot program of its proprietary electronic coupon clearing system. In connection with this pilot program, the Company has commenced the generation of operating revenue. For the quarter ended March 31, 2001, the Company generated operating revenue of $336.

2. Notes payable

   On September 5, 2000, the Company borrowed $30,000 from an officer of the Company. Interest on the note accrued monthly at 9.5% per annum. The note and accrued interest was due on October 31, 2000, or upon receipt of new equity funds in excess of $100,000. During February 2001, the note plus all accrued interest was paid in full.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

2. Notes payable (continued)

   On November 8, 2000, the Company borrowed $180,000 from a partnership in which the Company's president is the general partner bearing interest at 9.50% per annum. During February 2001, the note plus all accrued interest was paid in full.

   On November 20, 2000, the Company borrowed $160,000 from an unrelated company bearing interest at 9.50% per annum. During February 2001, the note plus all accrued interest was paid in full.

   On December 20, 2000, the Company borrowed $160,000 from an unrelated individual bearing interest at 9.50% per annum. During February 2001, the note plus all accrued interest was paid in full.

   From October 1997 through February 1998, the Company borrowed a total of $188,500 from a shareholder related to the Company's former president bearing interest at the default rate of 18%. During February 2001, these notes plus all accrued interest were paid in full.

   In connection with the notes payable issued in 1996, 1997 and 1998, the Company issued warrants to purchase the Company stock exercisable for a three-year period. As these warrants have neared their initial expiration dates, the Company has extended these warrants first for 120 days and then for successive 90 day periods. In March 2001, the Company issued a letter to all warrant holders, whose notes were previously converted to the Company's common stock, informing them that the Company would no longer be extending the warrants beyond their current extension dates. All warrant holders wishing to exercise these warrants were required to do so by April 3, 2001, otherwise, these warrants would expire. As of March 31, 2001, no warrants had been exercised.

   For accounting purposes, the Company is treating these extensions as stock appreciation rights and has recorded interest expense of $54,844 in the quarter ended March 31, 2000 related to the warrants which have been extended. During the quarter ended March 31, 2001, the price of the Company's stock increased. As a result, the value assigned to the warrant extensions was increased by $1,831,892 for the three months ended March 31, 2001.

   During the quarter ended March 31, 2001, holders of $692,476 of notes payable elected to convert their notes and accrued interest into common stock or use the notes payable balance and interest to exercise their warrants. The Company has recorded an expense of $500,548 as debt conversion costs in recognition of the beneficial conversion terms offered. Additionally, as of March 31, 2001, holders of $287,500 of notes payable elected to extend their notes until October 31, 2001.

3. Income taxes

   No provision for income taxes is required at March 31, 2001 because, in management's estimation the Company will not recognize any taxable income through December 31, 2001.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

4. Private placement

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

5. Stock options

   In January 2001, the Company issued to its president, options to purchase 700,000 shares of the Company's common stock exercisable at $.30 per share, for a five-year period and are fully vested. In connection with the issuance of these options, the Company has recorded compensation expense of $249,340.

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

6. Subsequent events

   In April 2001, warrant holders exercised warrants representing 97,545 shares of the Company's common stock for $39,116.

   On March 30, 2001, the Company reached an agreement to acquire the entire outstanding capital stock of The E. Schulze Corporation, a Colorado corporation (the "Schulze Corp."), in exchange for an aggregate of $1,800,000 in cash (the "Cash Amount") and 17,144,196 shares of the Company's common stock (the "Company Common Stock"). Under the terms of an Agreement and Plan of Merger dated March 30, 2001, between the Company, the Schulze Corp. and the stockholders of the Schulze Corp., a newly-formed subsidiary of the Company will merge with and into the Schulze Corp. in a tax-free reorganization under the Internal Revenue Code. As a result, at the effective time of the merger, the Schulze Corp. will become a wholly-owned subsidiary of the Company.

   The Company generated the cash necessary to pay the Cash Amount through the sale to certain investors of 3,000,000 new shares (the "New Shares") at a price per share of $.75. The purchasers of the New Shares included a director of the Company and certain principals and affiliates of the director and a company related to a director of the Company.

   Prior to the acquisition, the Schulze Corp. was the largest holder of the Company's Common Stock. The assets of the Schulze Corp. consist of 20,144,196 shares of common stock and rights to a certain patented technology commonly known as the "Canpactor".

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

 OVERVIEW

The Company is a development stage company engaged in the development of its system for distributing and electronically clearing coupons, certain components of which are patented. The Company generated initial revenues from operations during the quarter ended March 31, 2001 totaling $336. Additionally, the Company has incurred losses of $18,815,622 since inception through March 31, 2001.

At March 31, 2001, the Company had a stockholders' deficit of $1,733,713, which reflects $17,862,568 of paid in capital (net of amount attributable to treasury stock) less accumulated deficit of $19,596,281. The accumulated deficit amount is primarily the result of the amount of interest expense incurred in connection with short-term convertible notes and debentures by the Company and its predecessor in private transactions in 1996, 1997, 1998, 1999, and 2000, research and development, general and administrative expenses and the valuation of stock options and warrants incurred since inception. At March 31, 2001, the Company had a working capital deficit of $2,034,238.

In March 2001, the Company launched the initial pilot program of its proprietary electronic coupon clearing system in four retail supermarkets in South Carolina. In connection with this pilot program, the Company has commenced the generation of operating revenue. In order to initiate and fund the commercial introduction of these systems, the Company was successful in completing a private equity funding agreement in January 2001. Under the terms of this agreement, the Company was provided $2,052,000 of equity. The Company received initial proceeds of $1,000,000 in equity with an additional $1,052,000 of equity being held in escrow pending the Company attaining certain milestones including the beginning of the pilot program and the initial signing of long-term contracts with retailers. In April 2001, the Company received $500,000 of these escrowed funds as a result of the successful launching of its pilot program in March 2001. In addition to the equity proceeds, the Company will require supplementary financing to fund the equipment and accounts receivable financing required for the rollout of its systems beyond the pilot program. The Company is in the process of seeking such supplemental financing through a related party company that would be the sole debt-financing arm of the Company. If successful, the Company would have the funds necessary to implement its plan of operation over the next 12 months and beyond. The Company is unable to provide any assurance that such fund raising efforts will be achievable.

In February 2001, the Company repaid outstanding notes payable and related accrued interest totaling $621,047. Additionally, the Company is seeking to eliminate all remaining debt obligations through the conversion of these notes and related exercise of warrants and through the buyout of these notes in exchange for the Company's restricted common stock. During the quarter ended March 31, 2001 notes and accrued interest totaling $907,514 have been converted and which amounts were applied towards the exercise of warrants resulting in the issuance of 2,115,000 shares of the Company's restricted common stock. Notes totaling $287,500 have been extended to October 31, 2001.

Through March 31, 2001 the Company remained burdened with debt obligations and a continuing lack of working capital. The completion of the private equity funding agreement in January 2001 relieved some of the burden relating to the debt obligations and provided the necessary funding to commence the pilot program of the Company's proprietary electronic coupon clearing system. If the Company is unsuccessful in eliminating all remaining debt obligations either through conversion or buyout, the Company may require the securing ofadditional working capital to continue its pilot program and operations as planned. Otherwise, it may be forced to curtail or discontinue its operations.

Financial Condition

The Company had $461,949 in total assets and $2,195,662 in total liabilities at March 31, 2001, as compared to $496,711 and $3,542,625 at the end of fiscal 2000, respectively. Accounts payable and accrued expenses at the end of fiscal year 2000 were $1,256,775 as compared to $1,187,993 at March 31, 2001. The
Company had a working capital deficit of $2,034,238 at March 31, 2001, as compared to a working capital deficit of $3,301,391 at December 31, 2000. This difference primarily is attributed to reductions in notes payable and accrued interest of $1,484,614.

Results of Operations

The Company's operational costs historically have increased or decreased primarily due to the expansion or contraction of the Company's ongoing research and development efforts. The Company has incurred operating expenses of $10,851,472 from inception through March 31, 2001. These expenses include $3,328,352 in research and development expenses and $7,219,059 in general and administrative expenses. Subject to the availability of additional funds, the Company expects its operational expenses and costs to increase as it expands its pilot program of its proprietary electronic coupon clearing system, expands its efforts to complete the development of its systems, products and services, and plans to commence manufacturing and installation of its equipment. The Company also expects operational costs to increase as it expands its marketing and promotional efforts in connection with the introduction of its products and services.

QUARTER Ended MARCH 31, 2001, Compared To QUARTER Ended MARCH 31, 2000

For the quarter ended March 31, 2001, the Company sustained net operating losses of $3,194,320, as compared to net losses of $590,614 for the quarter ended March 31, 2000. The increase in operating losses primarily was due to an increase in interest expense, which resulted from the valuation of stock warrants and options at March 31, 2001 as compared to the valuation at December 31, 2000. For the quarter ended March 31, 2001, the Company recognized an increase in the valuation of these options and warrants totaling $1,831,892

The Company's operating expenses for the quarter ended March 31, 2001 increased by approximately 72% to $792,404, as compared to operating expenses of $461,810 for the same period last year. The increase in operating expenses in 2001 was due to increases in general and administrative expenses. Research and development costs increased by 100% to $53,000 for the quarter ended March 31, 2001, as compared to no research and development costs for the same period last year. This increase was due to additional prototype development work that was necessary in order to enable the Company to launch its pilot program. General and administrative expenses increased by $283,604 or 64% to $728,675 for the 2001 fiscal quarter as compared to general and administrative expenses of $445,071 for the same period last year. The increase in general and administrative expenses primarily was due to increases of $280,123 in stock based compensation to employees, $158,026 of management consulting fees related to the Company's project management requirements and offset by decreases in wages and benefits of $135,835.

The Company's net non-operating expense (including non-operating interest income and interest expense) increased to $2,402,252 for the quarter ended March 31,

2001 as compared to non-operating expenses of $128,804 for the quarter ended March 31, 2000. The increase was primarily due to increases in debt conversion costs and interest expense. Debt conversion costs for the quarter ended March 31, 2001 increased by 100% to $500,548 as compared to the same period last year. This was due to increases in the number of notes and accrued interest converted to common stock. Interest expense for the quarter ended March 31, 2001 increased to $1,903,956 as compared to $129,946 at March 31, 2000. This was due primarily to an increase in the valuation of the warrants issued in connection with the Company's debt offerings.

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

At March 31, 2001, the Company had $2,195,662 in current liabilities, of which $1,412,016 (including $404,347 of interest accrued thereon) was in the form of convertible, short-term debentures issued by the Company and its predecessor in private transactions during the 1998, 1997 and 1996 fiscal years. At March 31, 2001, the Company was in default of its obligations under the notes issued to investors by the Company and its predecessor in the amount of $918,534 (including accrued interest of $268,534). A portion of the notes was converted into shares of the Company's common stock during the 1998, 1999, and 2000 fiscal years. In October 2000, the Company issued a letter to all note holders providing them the option of extending their notes and accrued interest for one additional year or converting their notes and accrued interest for shares of the Company's common stock. Approximately $287,500 of notes have been extended to October 31, 2001. At March 31, 2001, notes in the aggregate principal amount of $987,500 remained outstanding, as compared to notes in the aggregate principal amount of $1,679,976 that were outstanding on December 31, 2000. The remaining portion of the Company's current liabilities is primarily comprised of continuing payment obligations of $490,688 (at March 31, 2001 and December 31,
2000) to Unisys Corporation. The Company relies on the availability of additional capital to satisfy all such obligations.

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

Since the end of fiscal year 2000 through March 31, 2001, the Company's cash position has declined. At March 31, 2001, the Company had available cash of $124,245, as compared to available cash of $191,039 at December 31, 2000.

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

In January 2001, the Company completed a funding arrangement with a private equity group resulting in the Company receiving equity proceeds of $2,052,000. The Company received initial proceeds of $1,000,000 in equity with an additional $1,052,000 of equity being held in escrow pending the Company attaining certain milestones by June 30, 2001. In April 2001, the Company received $500,000 of these escrowed funds as a result of its attainment of the first of two milestones completed in March 2001. With these funds, the Company is able to continue the commercial introduction of its proprietary electronic coupon clearing systems in its pilot programs. Additionally if the Company is successful in securing long-term contracts with a minimum number of customers, then all remaining escrowed funds would be released to the Company. This would allow the Company the ability to continue the rollout of its systems, generate revenues and fund its operation beyond December 31, 2001. Additionally, if successful, the Company would be in a much stronger position to secure addition capital if the need should arise. Failure to attain these milestones would require the Company to acquire additional capital in the form of either debt or equity. If the Company were unable to secure this additional capital, if needed, it would most likely impair the ability of the Company to meet its obligations in the near or medium term.

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

Item 3. Defaults Upon Senior Securities

As of May 14, 2001, the Company was in default on its notes payable to investors in the form of convertible short-term debentures totaling $918,534 including accrued interest of 268,534.

Item 4. Submission of Matters to a Vote of Security Holders

   None

Item 5. Other Information

   None

Item 6. Exhibits and Reports on Form 8-K

  (a)   Exhibits

        None

  (b)   Form 8-K filed March 30, 2001

Item 6(b).  Acquisition or disposition of assets

Effective March 30, 2001, the Company reached an agreement to acquire the entire outstanding capital stock of The E. Schulze Corporation, a Colorado corporation (the "Schulze Corp."), in exchange for an aggregate of $1,800,000 in cash (the "Cash Amount") and 17,144,196 shares of the Company's common stock, par value $0.001 (the "Company Common Stock"). Under the terms of an Agreement and Plan of Merger dated March 30, 2001, between the Company, the Schulze Corp. and the stockholders of the Schulze Corp., a newly-formed subsidiary of the Company will merge with and into the Schulze Corp. in a tax-free reorganization under the Internal Revenue Code. As a result, at the effective time of the merger, the Schulze Corp. will become a wholly-owned subsidiary of the Company.

Each stockholder of the Schulze Corp. will receive cash consideration and/or shares of the Company's Common Stock in exchange for their respective shares of the capital stock of the Schulze Corp., based on a price per share of $0.60. The parties negotiated the purchase price in an arms length transaction. The shares of common stock to be issued to the stockholders of the Schulze Corp. in the merger are subject to certain restrictions and conditions on transfer, as specified in the Agreement and Plan of Merger. The Company generated the cash necessary to pay the Cash Amount through the sale to certain investors of 3,000,000 new shares (the "New Shares") at a price per share of $0.75. The purchasers of the New Shares included Mr. Derrick Bushman, a director of the Company and certain principals and affiliates of Mr. Bushman and the Bushman Group, LLC, a stockholder of the Company.

Before the acquisition, the Schulze Corp. was the largest holder of the Company's Common Stock. The assets of the Schulze Corp. consist of 20,144,196 shares of common stock and rights to a certain patented technology commonly known as the "Canpactor".

The stockholders of the Schulze Corp. included certain relatives (the "Stockholder Relatives") of the Company's former President and CEO, Mr. Everett
E. Schulze, who passed away in December 2000. Mr. Donald P. Uhl, the Company's Chief Executive Officer and Chairman, and Mr. Mike Moser, a director of the Company, also were stockholders of the Schulze Corp. and received consideration for the exchanged stock in the merger.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Date: May 15, 2001                     IN STORE MEDIA SYSTEMS, INC.

   (Registrant)


                                          By: /s/ Donald P. Uhl
                                          Donald P. Uhl, President
                                          and Chief Executive Officer