Form 10-Q
period 2001-06-30
IN STORE MEDIA SYSTEMS INC
filed 2001-08-09
CIK 1012316

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2001

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -----------------

Commission file number: __________

                          IN STORE MEDIA SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Nevada                                             84-1249735
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (IRS Employer Identification
 incorporation or organization)                      Number)

                15423 East Batavia Drive, Aurora, Colorado 80011
--------------------------------------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (303) 364-6550
--------------------------------------------------------------------------------
                         (Registrant's telephone number)

                                       N/A
       ------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of July 25, 2001 is 66,925,512 shares, $.001 par value.

                          IN STORE MEDIA SYSTEMS, INC.


                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------

     PART I.      FINANCIAL INFORMATION
     -------      ---------------------

     Balance Sheet - December 31, 2000 and June 30, 2001 (unaudited)     2 and 3

     Statement of Operations - For the Three Months Ended June 30,
     2000 and 2001 (unaudited)                                                 4

     Statement of Operations - For the Six Months Ended June 30,
     2000 and 2001 and for the period from December 30, 1992
     (inception) through June 30, 2001 (unaudited)                             5

     Statement of Stockholders' Equity - For the Six Months Ended
     June 30, 2001 (unaudited)                                                 6

     Statement of Cash Flows - For the Six Months Ended June 30,
     2000 and 2001 and for the period from December 30, 1992
     (inception) through June 30, 2001 (unaudited)                             7

     Notes to Unaudited Financial Statements                                   8

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                12

     PART II.     OTHER INFORMATION                                           16
     --------     -----------------

                          IN STORE MEDIA SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                      December 31, 2000 and June 30, 2001
                                  (Unaudited)

                                     ASSETS
                                     ------

                                                            2000         2001
                                                         ----------   ----------
Current assets:
   Cash and cash equivalents                             $ 191,039    $ 165,820
   Inventory                                                 5,925        5,525
   Other current assets                                     44,270       35,622
                                                         ----------   ----------

    Total current assets                                   241,234      206,967

Property and equipment, at cost:
   Manufacturing equipment                                  79,076           --
   Office furniture and equipment                          128,614      239,861
   Leasehold improvements                                   55,228       55,228
                                                         ----------   ----------

                                                           262,918      295,089

   Less accumulated depreciation and amortization         (150,853)    (115,898)
                                                         ----------   ----------

    Net property and equipment                             112,065      179,191

Other assets:
   Advances and note receivable - related parties           46,658       48,008
   Debt issuance costs                                      10,000       10,000
   Patent costs, net of accumulated amortization of
    $23,926 (2000) and $27,430 (2001)                       86,754       84,698
                                                         ----------   ----------

    Net other assets                                       143,412      142,706
                                                         ----------   ----------

                                                         $ 496,711    $ 528,864
                                                         ==========   ==========

                            See accompanying notes.

                          IN STORE MEDIA SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                      December 31, 2000 and June 30, 2001
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

                                                           2000             2001
                                                       -------------   -------------
Current liabilities:
   Accounts payable                                    $    597,330    $    735,220
   Interest payable                                         610,780         263,088
   Accrued wages                                             48,665          44,635
   Notes payable (Note 2)                                 1,679,976         600,000
   Notes payable-shareholder                                251,000              --
   Short-term notes payable                                 354,874           5,104
                                                       -------------   -------------

    Total current liabilities                             3,542,625       1,648,047


Stockholders' deficit (Notes 2 and 4):
   Preferred stock, no par value; 50,000,000 shares
    authorized, 3 shares issued and outstanding
    liquidation preference $750,000                         750,000         750,000
   Common stock, $.001 par value; 150,000,000 shares
    authorized, 67,631,621 (2000) and 75,662,047
    (2001) shares issued                                     67,631          75,662
   Additional paid-in capital                            13,076,110      17,920,460
   Stock subscriptions received                                  --         348,767
   Treasury stock, at cost; 9,374,742 shares               (563,750)       (563,750)
   Deficit accumulated during the development stage     (16,375,905)    (19,650,322)
                                                       -------------   -------------

    Total stockholders' deficit                          (3,045,914)     (1,119,183)
                                                       -------------   -------------

                                                       $    496,711    $    528,864
                                                       =============   =============

                            See accompanying notes.

                          IN STORE MEDIA SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 2001
                                   (UNAUDITED)



                                                     2000               2001
                                                 -------------     -------------

Revenues:
    Coupon handling fees and other               $         --      $      5,659

Costs and expenses:
    Research and development                            6,171             2,844
    General and administrative                        304,041           650,151
    Depreciation and amortization                      16,738            10,775
                                                 -------------     -------------

      Total costs and expenses                       (326,950)         (663,770)
                                                 -------------     -------------

      Operating loss                                 (326,950)         (658,111)

Other income (expense):
    Interest income                                     3,289             1,876
    Restructuring costs                                    --           (26,121)
    Debt conversion costs                                  --           (98,896)
    Interest expense                                      711           727,211
                                                 -------------     -------------

      Total other income (expense)                      4,000           604,070
                                                 -------------     -------------

Net (loss) income (Note 3)                           (322,950)          (54,041)

Preferred stock dividends                                  --                --
                                                 -------------     -------------

Net (loss) income applicable to common
    stockholders                                 $   (322,950)     $    (54,041)
                                                 =============     =============


Basic and diluted net loss per common share      $       (.01)                *
                                                 =============     =============

Weighted average common shares outstanding         56,633,000        65,300,000
                                                 =============     =============

    * less than $.01 per share

                            See accompanying notes.

                          IN STORE MEDIA SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001
  AND FOR THE PERIOD FROM DECEMBER 30, 1992 (INCEPTION) THROUGH JUNE 30, 2001
                                   (UNAUDITED)

                                                                                Cumulative
                                                                               amounts from
                                                   2000           2001          inception
                                              -------------   -------------   -------------

Revenues:
    Coupon handling fees and other            $         --    $      5,995    $      5,995

Costs and expenses:
    Research and development                         6,171          55,844       3,331,196
    General and administrative                     749,112       1,378,826       7,869,210
    Depreciation and amortization                   33,477          21,504         314,836
                                              -------------   -------------   -------------

      Total costs and expenses                    (788,760)     (1,456,174)    (11,515,242)
                                              -------------   -------------   -------------

      Operating loss                              (788,760)     (1,450,179)    (11,509,247)

Other income (expense):
    Interest income                                  4,431           4,128          94,088
    Litigation settlement                               --              --        (156,250)
    Restructuring costs                                 --         (26,121)       (222,632)
    Debt conversion costs                               --        (599,444)     (1,276,274)
    Interest expense                              (129,235)     (1,176,745)     (5,799,348)
                                              -------------   -------------   -------------

      Total other income (expense)                (124,804)     (1,798,182)     (7,360,416)
                                              -------------   -------------   -------------

Net loss (Note 3)                                 (913,564)     (3,248,361)    (18,869,663)

Preferred stock dividends                               --          26,056          30,659
                                              -------------   -------------   -------------

Net loss applicable to common stockholders    $   (913,564)   $ (3,274,417)   $(18,900,322)
                                              =============   =============   =============

Basic and diluted net loss per common share   $       (.02)   $       (.05)   $       (.40)
                                              =============   =============   =============

Weighted average common shares outstanding      55,919,000      62,800,000      47,500,000
                                              =============   =============   =============

                             See accompanying notes.

                                         IN STORE MEDIA SYSTEMS, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                                    FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                                  (UNAUDITED)

                                                            Preferred stock              Common stock
                                                         ---------------------   ----------------------------
                                                         Shares      Amount         Shares          Amount
                                                         ------  -------------   ------------    ------------

Balance, December 31, 2000                                   3   $    750,000     67,631,621     $    67,631

   Sale of common stock for cash ($.27 per share)
    (Note 4)                                                --             --      5,080,271           5,081

   Preferred stock dividends                                --             --             --              --

   Intrinsic value of stock options granted to
    officers of the Company (Note 4)                        --             --             --              --

   Conversion of notes payable into common
    stock (Note 2)                                          --             --      2,490,000           2,490

   Conversion of short-term note payable into common
    stock (Note 2)                                          --             --        310,155             310

   Extension of exercise period of warrants issued
    in connection with debt offering (Note 2)               --             --             --              --

   Sales of common stock for cash ($.75 per share)
    (Note 4)                                                --             --      2,292,000           2,292

   Net retirement of stock and cash paid upon merger
    with E. Schulze Corp. (Note 4)                          --             --     (2,292,000)         (2,292)

   Stock issued to consultants for services                 --             --        150,000             150

   Stock subscriptions received for the sale of 404,000
    shares of stock                                         --             --             --              --

   Funds received relating to exercise of warrants          --             --             --              --
    (Note 2)

   Net loss for the six months ended
    June 30, 2001                                           --             --             --              --
                                                         ------  -------------   ------------    ------------

Balance, June 30, 2001                                       3   $    750,000     75,662,047     $    75,662
                                                         ======  =============   ============    ============
                                                                                                  (CONTINUED)

                                                                                                    Deficit
                                                                                                  accumulated
                                                            Additional     Stock                  during the
                                                             paid-in        sub-      Treasury    development
                                                             capital     scriptions    stock        stage           Total
                                                          -------------  ---------  -----------  -------------  -------------

Balance, December 31, 2000                                $ 13,076,110   $     --   $ (563,750)  $(16,375,905)  $ (3,045,914)

   Sale of common stock for cash ($.27 per share)
    (Note 4)                                                 1,494,919         --           --             --      1,500,000

   Preferred stock dividends                                        --         --           --        (26,056)       (26,056)

   Intrinsic value of stock options granted to
    officers of the Company (Note 4)                           300,176         --           --             --        300,176

   Conversion of notes payable into common
    stock (Note 2)                                           1,698,202         --           --             --      1,700,692

   Conversion of short-term note payable into common
    stock (Note 2)                                             251,241         --           --             --        251,551

   Extension of exercise period of warrants issued
    in connection with debt offering (Note 2)                  949,962         --           --             --        949,962

   Sales of common stock for cash ($.75 per share)
    (Note 4)                                                 1,716,708         --           --             --      1,719,000

   Net retirement of stock and cash paid upon merger
    with E. Schulze Corp. (Note 4)                          (1,716,708)        --           --             --     (1,719,000)

   Stock issued to consultants for services                    149,850         --           --             --        150,000

   Stock subscriptions received for the sale of 404,000
    shares of stock                                                 --    303,000           --             --        303,000

   Funds received relating to exercise of warrants                  --     45,767           --             --         45,767
    (Note 2)

   Net loss for the six months ended
    June 30, 2001                                                   --         --           --     (3,248,361)    (3,248,361)
                                                          -------------  ---------  -----------  -------------  -------------

Balance, June 30, 2001                                    $ 17,920,460   $348,767   $ (563,750)  $(19,650,322)  $ (1,119,183)
                                                          =============  =========  ===========  =============  =============

                                            See accompanying notes.

                               IN STORE MEDIA SYSTEMS, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENT OF CASH FLOWS

                      FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001
        AND FOR THE PERIOD FROM DECEMBER 30, 1992 (INCEPTION) THROUGH JUNE 30, 2001
                                        (UNAUDITED)

                                                                                        Cumulative
                                                                                         amounts
                                                                                          from
                                                           2000            2001         inception
                                                      -------------   -------------   -------------
Cash flows from operating activities:
   Net loss                                           $   (913,564)   $ (3,248,361)   $(18,869,663)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                         33,477          21,504         314,836
      Restructuring charges                                     --          26,121         222,632
      Common stock issued for services, patents and
       payables                                             49,500       1,999,582       4,188,601
      Amortization of debt issuance costs                  (23,804)             --       1,560,512
      Reduction in note receivable - related party
       charged to research and development                      --              --         244,311
      Changes in assets and liabilities:
       Accounts receivable and notes receivable             (3,193)             --         (63,860)
       Inventory                                                --             400        (109,905)
       Other assets                                             --           8,648         (35,622)
       Accounts payable                                    (26,714)        137,890         735,220
       Interest payable                                    152,647         187,631       1,113,622
       Other                                                21,878          (4,030)         44,635
                                                      -------------   -------------   -------------

      Total adjustments                                    203,791       2,377,746       8,214,982
                                                      -------------   -------------   -------------

      Net cash used in operations                         (709,773)       (870,615)    (10,654,681)

Cash flows from investing activities:
   Purchase of property and equipment                         (357)       (111,246)       (378,274)
   Proceeds from sale of property and equipment                 --              --         125,000
   Advances - related party                                 (1,046)         (1,350)       (292,319)
   Patent costs                                            (17,795)         (1,449)       (112,128)
   Lease deposits                                               --              --         (27,880)
                                                      -------------   -------------   -------------

      Net cash used in investing activities                (19,198)       (114,045)       (685,601)

Cash flows from financing activities:
   Proceeds from sale of common stock                       55,493       1,848,767       7,209,414
   Purchase of treasury stock                                   --              --        (520,000)
   Proceeds from sale of preferred stock                   475,000              --         750,000
   Preferred stock dividends                                    --         (26,056)        (30,659)
   Debt issuance costs                                     (10,000)             --         (10,000)
   Proceeds from (repayments of) stockholder loans           1,000        (251,000)             --
   Repayments of capital leases                                 --              --         (14,087)
   Proceeds from notes payable                              50,000              --       5,044,874
   Repayments of notes payable                                  --        (612,270)       (923,440)
                                                      -------------   -------------   -------------

      Net cash provided by financing activities            571,493         959,441      11,506,102
                                                      -------------   -------------   -------------

Net increase (decrease) in cash                           (157,478)        (25,219)        165,820

Cash and cash equivalents at beginning of period           248,325         191,039              --
                                                      -------------   -------------   -------------

Cash and cash equivalents at end of period            $     90,847    $    165,820    $    165,820
                                                      =============   =============   =============

                                     See accompanying notes.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

1.   Basis of presentation
     ---------------------

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of June 30, 2001, and the results of operations and cash flows for the periods ended June 30, 2000 and 2001.

     Basis of presentation and management's plans:

     The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant losses ($18,869,663 since inception) and a stockholders' deficit at June 30, 2001 of $1,119,183. The Company's continued existence is dependent on its ability to obtain the additional funding necessary to complete development of the coupon clearing system and successfully market the product. In January 2001, the Company completed a private equity funding agreement that provided the Company with $2,052,000 of equity, enabling the Company to begin the commercial introduction of its proprietary electronic coupon clearing system. In connection with this funding agreement, the Company received proceeds of $1,500,000 in equity and an additional $552,000 of equity is being held in escrow pending the Company attaining certain milestones.

     The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

     In March 2001, the Company launched the initial pilot program of its proprietary electronic coupon clearing system. In connection with this pilot program, the Company has commenced the generation of operating revenue. For the quarter ended June 30, 2001, the Company generated operating revenue of $5,659. For the six months ended June 30, 2001, the Company had operating revenue of $5,995.

2.   Notes payable
     -------------

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

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

2.   Notes payable (continued)
     -------------------------

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

     On May 15, 2001, the Company borrowed $125,493 from a shareholder/director bearing interest at 8% per annum, convertible into 310,155 shares of the Company's common stock. On June 7, 2001, the shareholder/director elected to convert the note payable and any accrued interest into 310,155 shares of the Company's common stock.

     In connection with the notes payable issued in 1996, 1997 and 1998, the Company issued warrants to purchase the Company stock exercisable for a three-year period. As these warrants have neared their initial expiration dates, the Company has extended these warrants first for 120 days and then for successive 90 day periods. In March 2001, the Company issued a letter to all warrant holders, whose notes were previously converted to the Company's common stock, informing them that the Company would no longer be extending the warrants beyond their current extension dates. All warrant holders wishing to exercise these warrants were required to do so by April 3, 2001, otherwise, these warrants would expire. The warrants were subsequently extended to August 15, 2001. As of June 30, 2001, $45,767 has been received for the exercise of warrants to purchase 197,311 common shares.

     For accounting purposes, the Company is treating these extensions as stock appreciation rights and has recorded a decrease in interest expense of $78,648 in the quarter ended June 30, 2000 related to the warrants which have been extended. During the quarter ended June 30, 2001, the price of the Company's stock declined and therefore, the value assigned to the warrant extensions declined by $881,930. This combined with the first quarter expense of $1,831,892 results in an increase in interest expense for the six months ended June 30, 2001 of $949,962.

     During the quarter ended June 30, 2001, holders of $125,000 of notes payable elected to convert their notes and accrued interest into common stock or use the notes payable balance and interest to exercise their warrants. The Company has recorded an expense of $98,896 as debt conversion costs in recognition of the beneficial conversion terms offered. For the six months ended June 30, 2001, holders of $817,476 of notes payable converted to common stock or exercised their warrants and the Company recorded a total of $599,444 of debt conversion costs associated with the conversions. Additionally, as of June 30, 2001, holders of $212,500 of notes payable outstanding elected to extend their notes until October 31, 2001.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

3.   Income taxes
     ------------

     No provision for income taxes is required at June 30, 2001 because, in management's estimation the Company will not recognize any taxable income through December 31, 2001.

4.   Stockholders' equity
     --------------------

     Private placement:

     In January 2001, the Company completed a private equity funding agreement that provided the Company with $2,052,000 of equity, enabling the Company to begin the commercial introduction of its proprietary electronic coupon clearing system. In connection with this funding agreement, the Company received initial proceeds of $1,000,000 in equity plus an additional $500,000 in equity, upon the attainment of certain specified goals, in exchange for 5,080,271 shares of common stock. An additional $552,000 of equity, representing an additional 1,519,729 shares of common stock is being held in escrow pending the Company attaining certain milestones.

     Stock options:

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

     Acquisition of Schulze Corp.:

     In May 2001, the Company acquired the entire outstanding capital stock of The E. Schulze Corporation, a Colorado corporation (the "Schulze Corp."), in exchange for an aggregate of $1,719,000 in cash (the "Cash Amount") and 17,852,196 shares of the Company's common stock (the "Company Common Stock"). Under the terms of an Agreement and Plan of Merger dated March 30, 2001, between the Company, the Schulze Corp. and the stockholders of the Schulze Corp., a newly-formed subsidiary of the Company was merged with and into the Schulze Corp. in a tax-free reorganization under the Internal Revenue Code. As a result, at the effective time of the merger, the Schulze Corp. became a wholly-owned subsidiary of the Company.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

4.   Stockholders' equity (continued)
     --------------------------------

     The Company generated the cash necessary to pay the Cash Amount through the sale to certain investors of 2,292,000 new shares (the "New Shares") at a price per share of $.75. The purchasers of the New Shares included a director of the Company and certain principals and affiliates of the director and a company related to a director of the Company.

     Prior to the acquisition, the Schulze Corp. was the largest holder of the Company's Common Stock. The assets of the Schulze Corp. consist of 20,144,196 shares of common stock and rights to a certain patented technology commonly known as the "Canpactor".

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATION
          ---------------------

OVERVIEW
--------

The Company is a development stage company engaged in the development of its system for distributing and electronically clearing coupons, certain components of which are patented. As a result of the below-described commencement of the Company's pilot program in March 2001. The Company generated initial revenues from operations of $5,995 during the six months ended June 30, 2001. Additionally, the Company has incurred losses of $18,869,663 since inception through June 30, 2001.

At June 30, 2001, the Company had a stockholders' deficit of 1,119,183, which reflects 18,381,139 of paid in capital (net of amount attributable to treasury stock) less accumulated deficit of 19,650,322. The accumulated deficit amount is primarily the result of the amount of interest expense incurred in connection with short-term convertible notes and debentures by the Company and its predecessor in private transactions in 1996, 1997, 1998, 1999, and 2000, research and development, general and administrative expenses and the valuation of stock options and warrants incurred since inception. At June 30, 2001, the Company had a working capital deficit of $1,441,080.

In March 2001, the Company launched the initial pilot program of its proprietary electronic coupon clearing system in four retail supermarkets in South Carolina. In connection with this pilot program, the Company generated operating revenue for the first time since its inception. In order to initiate and fund the commercial introduction of these systems, the Company entered into a private equity funding agreement in January 2001. Under the terms of the agreement, the Company received initial proceeds of $1,000,000 in equity with an additional $1,052,000 of equity being held in escrow pending the Company's completion of certain milestones, including the commencement of the pilot program and the initial signing of long-term contracts with retailers. In April 2001, the Company received $500,000 of these escrowed funds as a result of the successful launch of its pilot program in March 2001. In addition to the equity proceeds, the Company will require supplementary financing to fund the equipment and accounts receivable financing required for the rollout of its systems after the completion of the pilot program. The Company and In Store Capital LLC, are parties to an agreement under which In Store Capital LLC, agreed to secure a credit facility to finance the cost of manufacturing the Company's systems for distributing and clearing coupons, subject to the satisfaction of certain terms and conditions by the Company. Messrs. Mozer and Bushman, two of the Company's directors, and certain of their affiliates, are principals and executive officers of In Store Capital LLC. If the Company obtains such financing, the Company believes it will have the funds necessary to implement its plan of operation over the next 12 months. The Company is unable to provide any assurance that it will be able to complete the conditions necessary to receive the above-described escrowed funds or raise the additional funds necessary to finance anticipated manufacturing costs and otherwise to implement its business plan and strategy, as presently contemplated.

At the beginning of the second quarter of fiscal 2001, the Company's total debt obligations, including accrued interest, were $1,412,016. During the three months ended June 30, 2001, the Company repaid the principal and related accrued interest under certain promissory notes in the aggregate amount of $375,107. Additionally, the Company has continued its efforts to eliminate all remaining debt obligations through the conversion of notes that remain outstanding and the exercise of related warrants, and through the exchange of these notes for the Company's restricted common stock. During the three months ended June 30, 2001, principal and accrued interest totaling $179,229 under certain notes were converted. The converted amounts were used to exercise related warrants, which resulted in the issuance of 375,000 shares of the Company's restricted common stock. Notes evidencing debt obligations in the aggregate principal amount of $212,500 were extended to October 31, 2001.

Through June 30, 2001, the Company remained burdened with debt obligations and a continuing lack of working capital. The completion of the private equity funding agreement in January 2001 along with the conversion of notes and accrued interest relieved some of the financial burden relating to the debt obligations and made available the funds necessary to commence the pilot program of the Company's proprietary electronic coupon clearing system. If the Company is unsuccessful in eliminating all remaining debt obligations either through the above-described means (of conversion or exchange), the Company may be required to secure additional working capital to continue its pilot program and operations as planned, and may be forced to curtail or discontinue its operations.

FINANCIAL CONDITION
-------------------

The Company had $528,864 in total assets and $1,648,047 in total liabilities at June 30, 2001, as compared to $496,711 and $3,542,625 at the end of fiscal 2000, respectively. Accounts payable and accrued expenses at the end of fiscal year 2000 were $1,256,775 as compared to $1,042,943 at June 30, 2001. The Company had a working capital deficit of $1,441,080 at June 30, 2001, as compared to a working capital deficit of $3,301,391 at December 31, 2000. This difference primarily is attributed to reductions in notes payable and accrued interest of $2,028,438.

RESULTS OF OPERATIONS
---------------------

The Company's operational costs historically have increased or decreased primarily due to the expansion or contraction of the Company's ongoing research and development efforts. The Company has incurred operating expenses of $11,515,242 from inception through June 30, 2001. These expenses include $3,331,196 in research and development expenses and $7,869,210 in general and administrative expenses. Subject to the availability of additional funds, the Company expects its operational expenses and costs to increase as it expands its pilot program of its proprietary electronic coupon clearing system, expands its efforts to complete the development of its systems, products and services, and commences manufacturing and installation of its equipment. The Company also expects operational costs to increase as it expands its marketing and promotional efforts in connection with the introduction of its products and services. No assurance can be made that the Company will be able to raise the funds necessary to implement its business plan and strategy as presently contemplated, and if such additional funds do not become available, the Company may be forced to curtail or discontinue its operations.

QUARTER ENDED JUNE 30, 2001, COMPARED TO QUARTER ENDED JUNE 30, 2000
--------------------------------------------------------------------

For the three months ended June 30, 2001, the Company sustained net operating losses of $54,041, as compared to net losses of $322,950 for the three months ended June 30, 2000. The decrease in operating losses primarily was due to a decrease in interest expense, which resulted from the valuation of stock warrants and options at June 30, 2001 as compared to the valuation at March 31, 2001. For the quarter ended June 30, 2001, the Company recognized a decrease in the valuation of these options and warrants totaling $881,930. Warrants to purchase common stock issued in connection with notes payable periodically have been extended since their initial expiration dates. For accounting purposes, the Company is treating these extensions as stock appreciation rights and the amount charged to interest expense increases or decreases as the Company's stock price fluctuates.

The Company's operating expenses for the quarter ended June 30, 2001 increased by approximately 103% to $663,770, as compared to operating expenses of $326,950 for the same period last year. The increase in operating expenses in 2001 was due to increases in general and administrative expenses. Research and development costs decreased by 54% to $2,844 for the quarter ended June 30,

2001, as compared to research and development costs of $6,171 for the same period last year. General and administrative expenses increased by $346,110 or 114% to $650,151 for the 2001 fiscal quarter as compared to general and administrative expenses of $304,041 for the same period last year. The increase in general and administrative expenses primarily was due to increases of $150,000 in stock based compensation to consultants, $26,771 in advertising/promotion expenses and $147,631 of management consulting fees related to the Company's project management requirements.

The Company's net non-operating income (including non-operating interest income and interest expense) increased to $604,070 for the quarter ended June 30, 2001 as compared to non-operating income of $4,000 for the quarter ended June 30, 2000. The increase was primarily due to decreases in interest expense relating to the valuation of stock options and warrants offset by increases in debt conversion costs. Debt conversion costs for the quarter ended June 30, 2001 increased by 100% to $98,896 as compared to the same period last year. This was due to increases in the number of notes and accrued interest converted to common stock. Interest expense for the quarter ended June 30, 2001 decreased by $726,500 which represented 120% of the non-operating income for the quarter. This was due primarily to a decrease in the valuation of the warrants issued in connection with the Company's debt offerings.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Since inception, the Company's principal requirements for capital have been to finance the cost of research and development of its coupon selection, dispensing and clearing systems and related technologies, and to pay for expenses associated with securing patent protection, formulating its business strategy and developing strategic relationships with third parties, such as Unisys Corporation, retailers and product manufacturers. The Company has historically financed its operations through loans and investments by directors and officers, and the sale of equity and debt securities in private transactions in reliance on exemptions from the registration and qualification requirements under federal and state securities laws.

At June 30, 2001, the Company had $1,648,047 in current liabilities, of which $863,088 (including $263,088 of interest accrued thereon) was in the form of convertible, short-term debentures issued by the Company and its predecessor in private transactions during the 1998, 1997 and 1996 fiscal years. At June 30, 2001, the Company was in default of its obligations under the notes issued to investors by the Company and its predecessor in the amount of $554,673 (including accrued interest of $167,173). A portion of the notes was converted into shares of the Company's common stock during the 1998, 1999, 2000, and 2001 fiscal years. In October 2000, the Company issued a letter to all note holders providing them the option of extending their notes and accrued interest for one additional year or converting their notes and accrued interest for shares of the Company's common stock. Approximately $212,500 of notes have been extended to October 31, 2001. At June 30, 2001, notes in the aggregate principal amount of $600,000 remained outstanding, as compared to notes in the aggregate principal amount of $1,679,976 that were outstanding on December 31, 2000. The remaining portion of the Company's current liabilities is primarily comprised of continuing payment obligations of $490,688 (at June 30, 2001 and December 31,
2000) to Unisys Corporation. The Company relies on the availability of additional capital to satisfy all such obligations.

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

Since the end of fiscal year 2000 through June 30, 2001, the Company's cash position has declined. At June 30, 2001, the Company had available cash of $165,820, as compared to available cash of $191,039 at December 31, 2000.

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

In January 2001, the Company completed a funding arrangement with a private equity group resulting in the Company receiving equity proceeds of $2,052,000. The Company received initial proceeds of $1,000,000 in equity with an additional $1,052,000 of equity being held in escrow pending the Company attaining certain milestones by June 30, 2001. In April 2001, the Company received $500,000 of these escrowed funds as a result of its attainment of the first of two milestones completed in March 2001. With these funds, the Company is able to continue the commercial introduction of its proprietary electronic coupon clearing systems in its pilot programs. Additionally if the Company is successful in securing long-term contracts with a minimum number of customers, then the remaining escrowed funds of $552,000 would be released to the Company. We anticipate this would allow the Company the ability to continue the rollout of its systems, generate revenues and fund its operation through December 31, 2001. Additionally, if successful, the Company believes it would be in a stronger position to secure additional capital if the need should arise. Failure to attain these milestones would require the Company to acquire additional capital in the form of either debt or equity. If the Company were unable to secure this additional capital, if needed, it would most likely impair the ability of the Company to meet its obligations in the near or medium term.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
----------------------------------------------------------

The Company does not own financial instruments that are subject to market risk.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and use of proceeds

In January 2001, the Company completed a private equity funding agreement that provided the Company with $2,052,000 of equity, enabling the Company to begin the commercial introduction of its proprietary electronic coupon clearing system. In connection with this funding agreement, the Company received proceeds of $1,500,000 in equity in exchange for 5,080,271 shares of common stock and an additional $552,000 of equity, representing an additional 1,519,729 shares of common stock is being held in escrow pending the Company attaining certain milestones. The shares were sold to Mr. Derrick Bushman and 33 other purchasers who qualified as "accredited" investors under Rule 501 of Regulation D under the Securities Act of 1933, as amended ("Securities Act"). The shares were sold in reliance on the exemptions from registration available under Section 4(2) of the Securities Act and Regulation D promulgated thereunder. No fee was paid in connection with the sale of these shares.

In January 2001, the Company granted to Mr. Donald Uhl, the Company's Chairman and CEO, options to purchase 700,000 shares of the Company's common stock. The options are exercisable immediately at $0.30 per share. The options were granted as consideration for Mr. Uhl's past contributions and his continued employment with the Company. The options were granted in reliance on the exemptions available under Rule 701 of Regulation C promulgated by the Securities and Exchange Commission under the Securities Act.

At various times during the three months ended June 30, 2001, the Company issued to 6 holders of certain notes an aggregate of 375,000 shares of common stock upon the exercise of certain warrants that were previously issued in connection with the issuance of the above-referenced notes. All such holders were unrelated parties and qualified as "accredited" investors under Rule 501 of Regulation D under the Securities Act. As consideration for the issuance of the 375,000 shares, the Company received aggregate consideration of $179,229 in the form of debt cancellation. The holders of the notes applied all principal and accrued interest payable under the notes in the amount of $179,229 to exercise the related warrants. The shares were issued in private transactions in reliance on the exemptions from registration available under Section 4(2) of the Securities Act and Regulation D under the Securities Act. No fee was paid in connection with these transactions.

In May 2001, the Company issued to eleven individual investors 17,852,196 shares of the Company's common stock in connection with the acquisition of The E. Schulze Corporation, as more fully described under Item 6(b) below. The bulk of the shares were issued to Melissa Schulze, the wife of the Company's deceased Chairman and CEO, Everette E. Schulze, and Mr. Schulze's six children. Each of Messrs. Donald Uhl and Michael Mozer received 1,000,000 shares of the Company's common stock in the transaction. As consideration for the shares issued and cash paid in the transaction, the Company received the entire capital stock of The E. Schulze Corporation. The shares issued by the Company were issued in a private transaction in reliance on the exemption from registration available under
Section 4(2) of the Securities Act. The Company paid no underwriting fee in connection with these transactions.

Item 3.  Defaults Upon Senior Securities

At July 25, 2001, the Company was in default on its notes payable to investors in the form of convertible short-term debentures totaling $554,673 including accrued interest of $167,173.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         None

     (b) Form 8-K filed March 30, 2001

Item 6(b).  Acquisition or disposition of assets

Effective March 30, 2001, the Company reached an agreement to acquire the entire outstanding capital stock of The E. Schulze Corporation, a Colorado corporation (the "Schulze Corp."), in exchange for an aggregate of $1,719,000 in cash (the "Cash Amount") and 17,852,196 shares of the Company's common stock, par value $0.001 (the "Company Common Stock"). Under the terms of an Agreement and Plan of Merger dated March 30, 2001, between the Company, the Schulze Corp. and the stockholders of the Schulze Corp., a newly-formed subsidiary of the Company merged with and into the Schulze Corp. in a tax-free reorganization under the Internal Revenue Code. As a result, at the effective time of the merger, the Schulze Corp. became a wholly-owned subsidiary of the Company.

Each stockholder of the Schulze Corp. received cash consideration and/or shares of the Company's Common Stock in exchange for their respective shares of the capital stock of the Schulze Corp., based on a price per share of $0.60. The parties negotiated the purchase price in an arms length transaction. The shares of common stock that were issued to the stockholders of the Schulze Corp. in the merger are subject to certain restrictions and conditions on transfer, as specified in the Agreement and Plan of Merger. The Company generated the cash necessary to pay the Cash Amount through the sale to certain investors of 2,292,000 new shares (the "New Shares") at a price per share of $0.75. The purchasers of the New Shares included Mr. Derrick Bushman, a director of the Company and certain principals and affiliates of Mr. Bushman and the Bushman Group, LLC, a stockholder of the Company.

Before the acquisition, the Schulze Corp. was the largest holder of the Company's Common Stock. The assets of the Schulze Corp. consist of 20,144,196 shares of common stock and rights to a certain patented technology commonly known as the "Canpactor".

The stockholders of the Schulze Corp. included certain relatives (the "Stockholder Relatives") of the Company's former President and CEO, Mr. Everett
E. Schulze, who passed away in December 2000. Mr. Donald P. Uhl, the Company's Chief Executive Officer and Chairman, and Mr. Mike Moser, a director of the Company, also were stockholders of the Schulze Corp. and received consideration for their respective shares of The Schulze Corp., which were exchanged in the merger.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2001                               IN STORE MEDIA SYSTEMS, INC.

                                                   (Registrant)


                                                   By: /s/ Donald P. Uhl
                                                       -------------------------
                                                   Donald P. Uhl, President
                                                   and Chief Executive Officer