Form 10-Q
period 2001-09-30
IN STORE MEDIA SYSTEMS INC
filed 2001-11-14
CIK 1012316

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -----------------

Commission file number:      000-28515
                             ---------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, as of November 9, 2001 is 70,757,580 shares, $.001 par value.

                              IN STORE MEDIA SYSTEMS, INC.

                                          INDEX
                                          -----


                                                                                Page No.
                                                                                --------
PART I.      FINANCIAL INFORMATION
-------      ---------------------

Balance Sheet - December 31, 2000 and September 30, 2001 (unaudited)            3 and 4

Statement of Operations - For the Three Months Ended September 30, 2000
and 2001 (unaudited)                                                                  5

Statement of Operations - For the Nine Months Ended September 30, 2000
and 2001 and for the period from December 30, 1992 (inception) through
September 30, 2001 (unaudited)                                                        6

Statement of Stockholders' Deficit - For the Nine Months Ended
September 30, 2001 (unaudited)                                                        7

Statement of Cash Flows - For the Nine Months Ended September 30, 2000
and 2001 and for the period from December 30, 1992 (inception) through
September 30, 2001 (unaudited)                                                        8

Notes to Unaudited Financial Statements                                               9

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                                13

PART II.     OTHER INFORMATION                                                       17
--------     -----------------

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

                            IN STORE MEDIA SYSTEMS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEET
                      DECEMBER 31, 2000 AND SEPTEMBER 30, 2001
                                     (UNAUDITED)

                                        ASSETS
                                        ------

                                                               2000          2001
                                                          ------------   ------------
Current assets:
   Cash and cash equivalents                              $   191,039    $   322,031
   Inventory                                                    5,925          5,525
   Other current assets                                        44,270         22,451
                                                          ------------   ------------

     Total current assets                                     241,234        350,007

Property and equipment, at cost:
   Manufacturing equipment                                     79,076              -
   Office furniture and equipment                             128,614        243,024
   Leasehold improvements                                      55,228         55,228
                                                          ------------   ------------

                                                              262,918        298,252

   Less accumulated depreciation and amortization            (150,853)      (124,898)
                                                          ------------   ------------

     Net property and equipment                               112,065        173,354

Other assets:
   Advances and note receivable - related parties              46,658              -
   Debt issuance costs, net of accumulated amortization             -        379,167
   Loan issuance costs                                         10,000         10,000
   Patent costs, net of accumulated amortization of
    $23,926 (2000) and $29,418 (2001)                          86,754         90,984
                                                          ------------   ------------

     Net other assets                                         143,412        480,151
                                                          ------------   ------------

                                                          $   496,711    $ 1,003,512
                                                          ============   ============

                               See accompanying notes.

                            IN STORE MEDIA SYSTEMS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEET
                      DECEMBER 31, 2000 AND SEPTEMBER 30, 2001
                                     (UNAUDITED)

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
                        -------------------------------------

                                                            2000            2001
                                                       -------------   -------------
Current liabilities:
   Accounts payable                                    $    597,330    $    826,000
   Interest payable                                         610,780         227,907
   Accrued expenses                                          48,665          52,968
   Notes payable (Note 2)                                 1,679,976         487,500
   Notes payable-shareholder and officer                    251,000               -
   Short-term notes payable                                 354,874               -
                                                       -------------   -------------

    Total current liabilities                             3,542,625       1,594,375

Stockholders' deficit (Notes 2, 4 and 5):
   Preferred stock, no par value; 50,000,000 shares
    authorized, 3 shares (2000) and 2 shares (2001)
    issued and outstanding, liquidation preference
    $ 50,000                                                750,000         500,000
   Common stock, $.001 par value; 150,000,000 shares
    authorized, 67,631,621 (2000) and 80,132,322
    (2001) shares issued                                     67,631          80,132
   Additional paid-in capital                            13,076,110      19,576,784
   Stock subscriptions received                                   -           3,766
   Treasury stock, at cost; 9,374,742 shares               (563,750)       (563,750)
   Deficit accumulated during the development stage     (16,375,905)    (20,187,795)
                                                       -------------   -------------

    Total stockholders' deficit                          (3,045,914)       (590,863)
                                                       -------------   -------------

                                                       $    496,711    $  1,003,512
                                                       =============   =============

                               See accompanying notes.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
                                   (UNAUDITED)


                                                      2000              2001
                                                 -------------     -------------
Revenues:
    Coupon handling fees and other               $          -      $      5,732

Costs and expenses:
    Research and development                           13,500           (14,389)
    General and administrative                        416,930           950,518
    Depreciation and amortization                      16,739            10,988
                                                 -------------     -------------

      Total costs and expenses                       (447,169)         (947,117)
                                                 -------------     -------------

      Operating loss                                 (447,169)         (941,385)

Other income (expense):
    Interest income                                     1,118            10,896
    Debt conversion costs                             (17,956)          (32,068)
    Interest expense (Note 2)                         251,703           455,083
                                                 -------------     -------------

      Total other income (expense)                    234,865           433,911
                                                 -------------     -------------

Net loss (Note 3)                                    (212,304)         (507,474)

Dividends applicable to preferred stock                15,658            29,999
                                                 -------------     -------------

Net loss applicable to common stock              $   (227,962)     $   (537,473)
                                                 =============     =============

Basic and diluted net loss per common
    share                                        $         (*)     $       (.01)
                                                 =============     =============

Weighted average common shares
    outstanding                                    56,919,000        69,435,000
                                                 =============     =============

    * less than $.01 per share

                               See accompanying notes.

                             IN STORE MEDIA SYSTEMS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF OPERATIONS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
   AND FOR THE PERIOD FROM DECEMBER 30, 1992 (INCEPTION) THROUGH SEPTEMBER 30, 2001
                                     (UNAUDITED)

                                                                          Cumulative
                                                                         amounts from
                                             2000            2001         inception
                                        -------------   -------------   -------------
Revenues:
    Coupon handling fees and other      $          -    $     11,727    $     11,727

Costs and expenses:
    Research and development                  19,671          41,455       3,316,807
    General and administrative             1,166,042       2,329,344       8,819,728
    Depreciation and amortization             50,216          32,492         325,824
                                        -------------   -------------   -------------

      Total costs and expenses            (1,235,929)     (2,403,291)    (12,462,359)
                                        -------------   -------------   -------------

      Operating loss                      (1,235,929)     (2,391,564)    (12,450,632)

Other income (expense):
    Interest income                            5,549          15,024         104,984
    Litigation settlement                          -               -        (156,250)
    Restructuring costs                            -         (26,121)       (222,632)
    Debt conversion costs                    (17,956)       (631,512)     (1,308,342)
    Interest expense (Note 2)                115,976        (721,662)     (5,344,265)
                                        -------------   -------------   -------------

      Total other income (expense)           103,569      (1,364,271)     (6,926,505)
                                        -------------   -------------   -------------

Net loss (Note 3)                         (1,132,360)     (3,755,835)    (19,377,137)

Dividends applicable to
    preferred stock                           15,658          56,055          60,658
                                        -------------   -------------   -------------

Net loss applicable to common stock     $ (1,148,018)   $ (3,811,890)   $(19,437,795)
                                        =============   =============   =============

Basic and diluted net loss per common
    share                               $       (.02)   $       (.06)   $       (.40)
                                        =============   =============   =============

Weighted average common shares
    outstanding                           56,255,000      65,049,000      49,154,000
                                        =============   =============   =============

                               See accompanying notes.

                                                    IN STORE MEDIA SYSTEMS, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                             (Unaudited)

                                                              Preferred stock                 Common stock               Additional
                                                       -----------------------------   ----------------------------       paid-in
                                                           Shares          Amount         Shares          Amount          capital
                                                       -------------   -------------   -------------   -------------   -------------
Balance, December 31, 2000                                        3    $    750,000      67,631,621    $     67,631    $ 13,076,110

   Sale of common stock for cash ($.27 to $.36 per
     share) (Note 4)                                              -               -       6,600,000           6,600       2,045,400

   Preferred stock dividends                                      -               -               -               -               -

   Intrinsic value of stock options granted to an
     officer of the Company (Note 4)                              -               -               -               -         304,739

   Conversion of notes payable into common
     stock (Note 2)                                               -               -       2,715,000           2,715       1,866,040

   Conversion of short-term note payable into common
     stock (Note 2)                                               -               -         310,155             310         251,241

   Extension of exercise period of warrants issued
     in connection with debt offering (Note 2)                    -               -               -               -         439,874

   Sales of common stock for cash ($.75 per share)
     (Note 4)                                                     -               -       2,292,000           2,292       1,716,708

   Net retirement of stock and cash paid upon merger
     with E. Schulze Corp. (Note 4)                               -               -      (2,292,000)         (2,292)     (1,716,708)

   Stock issued to consultants for services                       -               -         542,500             543         573,882

   Funds received relating to exercise of warrants
     (Note 2)                                                     -               -               -               -               -

   Sales of common stock for cash ($.75 per  share)               -               -         403,999             404         302,596

   Exercise Warrants                                              -               -         267,121             267          78,564

   Conversion of preferred stock into common stock               (1)       (250,000)        661,926             662         249,338

   Issuance of common stock for debt issuance
     costs ($.39 per share)                                       -               -       1,000,000           1,000         389,000

   Net loss for the nine months ended
     September 30, 2001                                           -               -               -               -               -
                                                       -------------   -------------   -------------   -------------   -------------

Balance, September 30, 2001                                       2    $    500,000      80,132,322    $     80,132    $ 19,576,784
                                                       =============   =============   =============   =============   =============

(CONTINUED BELOW)

                                             IN STORE MEDIA SYSTEMS, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                      (UNAUDITED)
                                                      (CONTINUED)

                                                                                           Deficit
                                                                                         accumulated
                                                                                          during the
                                                              Stock         Treasury     development
                                                          subscriptions      stock           stage           Total
                                                          -------------  -------------   -------------   -------------
Balance, December 31, 2000                                $          -   $   (563,750)   $(16,375,905)   $ (3,045,914)

   Sale of common stock for cash ($.27 to $.36 per
     share) (Note 4)                                                 -              -               -       2,052,000

   Preferred stock dividends                                         -              -         (56,055)        (56,055)

   Intrinsic value of stock options granted to an
     officer of the Company (Note 4)                                 -              -               -         304,739

   Conversion of notes payable into common
     stock (Note 2)                                                  -              -               -       1,868,755

   Conversion of short-term note payable into common
     stock (Note 2)                                                  -              -               -         251,551

   Extension of exercise period of warrants issued
     in connection with debt offering (Note 2)                       -              -               -         439,874

   Sales of common stock for cash ($.75 per share)
     (Note 4)                                                        -              -               -       1,719,000

   Net retirement of stock and cash paid upon merger
     with E. Schulze Corp. (Note 4)                                  -              -               -      (1,719,000)

   Stock issued to consultants for services                          -              -               -         574,425

   Funds received relating to exercise of warrants
     (Note 2)                                                    3,766              -               -           3,766

   Sales of common stock for cash ($.75 per  share)                  -              -               -         303,000

   Exercise Warrants                                                 -              -               -          78,831

   Conversion of preferred stock into common stock                   -              -               -               -

   Issuance of common stock for debt issuance
     costs ($.39 per share)                                          -              -               -         390,000

   Net loss for the nine months ended
     September 30, 2001                                              -              -      (3,755,835)     (3,755,835)
                                                          -------------  -------------   -------------   -------------

Balance, September 30, 2001                               $      3,766   $   (563,750)   $(20,187,795)   $   (590,863)
                                                          =============  =============   =============   =============

                                                See accompanying notes.

                                   IN STORE MEDIA SYSTEMS, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENT OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
         AND FOR THE PERIOD FROM DECEMBER 30, 1992 (INCEPTION) THROUGH SEPTEMBER 30, 2001
                                            (UNAUDITED)

                                                                                      Cumulative
                                                                                        amounts
                                                                                         from
                                                          2000            2001         inception
                                                     -------------   -------------   -------------
Cash flows from operating activities:
   Net loss                                          $ (1,132,360)   $ (3,755,835)   $(19,377,137)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                        50,216          32,492         325,824
      Restructuring charges
      Common stock and options issued for services
       patents and payables                               194,188       2,340,550       4,726,080
      Amortization of debt issuance costs                (347,369)              -       1,550,512
      Reduction in note receivable - related party
       charged to research and development                      -               -         244,311
      Changes in assets and liabilities:
       Other current assets                                (4,311)         21,819         (42,041)
       Inventory                                                -             400        (109,905)
       Other assets                                        (7,130)              -         (44,270)
       Accounts payable                                    (6,662)        228,670         826,000
       Interest payable                                   190,439         203,394       1,129,385
       Accrued expenses                                    56,827           4,303          52,968
                                                     -------------   -------------   -------------

      Total adjustments                                   126,198       2,831,628       8,658,864
                                                     -------------   -------------   -------------

      Net cash used in operations                      (1,006,162)       (924,207)    (10,718,273)

Cash flows from investing activities:
   Purchase of property and equipment                      (4,592)        (32,124)       (299,152)
   Proceeds from sale of property and equipment                 -               -         125,000
   Advances - related party                                (1,573)              -        (290,969)
   Patent costs                                           (30,142)         (9,722)       (120,401)
   Lease deposits                                               -               -         (27,880)
                                                     -------------   -------------   -------------

      Net cash used in investing activities               (36,307)        (41,846)       (613,402)

Cash flows from financing activities:
   Proceeds from sale of common stock                     187,040       1,924,611       7,285,258
   Proceeds from the sale of preferred stock              750,000               -         750,000
   Purchase of treasury stock                                   -               -        (520,000)
   Proceeds from common stock subscriptions                     -           3,766           3,766
   Payment of preferred stock dividends                    (4,603)        (56,055)        (60,658)
   Loan issuance costs                                    (10,000)              -               -
   Proceeds from (repayments of) stockholder loans         31,000        (251,000)              -
   Proceeds from (repayments of) capital leases            (3,238)              -         (14,087)
   Proceeds from notes payable                             50,000         125,493       5,170,367
   Repayments of notes payable                           (125,000)       (649,770)       (960,940)
                                                     -------------   -------------   -------------

      Net cash provided by financing activities           875,199       1,097,045      11,653,706
                                                     -------------   -------------   -------------

Net increase (decrease) in cash                          (167,270)        130,992         322,031

Cash and cash equivalents at beginning of period          248,325         191,039               -
                                                     -------------   -------------   -------------

Cash and cash equivalents at end of period           $     81,055    $    322,031    $    322,031
                                                     =============   =============   =============

                                      See accompanying notes.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


1.   Basis of presentation
     ---------------------

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 2001, and the results of operations and cash flows for the periods ended September 30, 2000 and 2001.

     Basis of presentation and management's plans:

     The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant losses ($19,377,137 since inception) and a stockholders' deficit at September 30, 2001 of $590,863. The Company's continued existence is dependent on its ability to obtain the additional funding necessary to complete development of the coupon clearing system and successfully market the product. In January 2001, the Company completed a private equity funding agreement that provided the Company with $2,052,000 of equity, enabling the Company to begin the commercial introduction of its proprietary electronic coupon clearing system. In connection with this funding agreement, the Company received proceeds of $1,500,000 in equity before the third quarter and an additional $552,000 of equity was received on August 31, 2001.

     The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

     In March 2001, the Company launched the initial pilot program of its proprietary electronic coupon clearing system. In connection with this pilot program, the Company has commenced the generation of operating revenue. For the quarter ended September 30, 2001, the Company generated operating revenue of $5,732. For the nine months ended September 30, 2001, the Company had operating revenue of $11,727.

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

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


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

     In connection with the notes payable issued in 1996, 1997 and 1998, the Company issued warrants to purchase the Company stock exercisable for a three-year period. As these warrants have neared their initial expiration dates, the Company has extended these warrants first for 120 days and then for successive 90 day periods. In March 2001, the Company issued a letter to all warrant holders, whose notes were previously converted to the Company's common stock, informing them that the Company would no longer be extending the warrants beyond their current extension dates. All warrant holders wishing to exercise these warrants were required to do so by April 3, 2001, otherwise, these warrants would expire. The warrants were subsequently extended to August 15, 2001. As of September 30, 2001, $78,831 has been received for the exercise of warrants to purchase 267,121 common shares.

     For accounting purposes, the Company is treating these extensions as stock appreciation rights and has recorded a decrease in interest expense of $510,088 in the quarter ended September 30, 2000 related to the warrants which have been extended. During the quarter ended September 30, 2001, the price of the Company's stock declined and therefore, the value assigned to the warrant extensions declined by $510,088. This combined with the first two-quarter expense of $949,962 results in an increase in interest expense for the nine months ended September 30, 2001 of $439,874.

     During the quarter ended September 30, 2001, holders of $75,000 of notes payable elected to convert their notes and accrued interest into common stock or use the notes payable balance and interest to exercise their warrants. The Company has recorded an expense of $32,068 as debt conversion costs in recognition of the beneficial conversion terms offered. For the nine months ended September 30, 2001, holders of $892,476 of notes payable converted to common stock or exercised their warrants and the Company recorded a total of $631,512 of debt conversion costs associated with the conversions. Additionally, as of September 30, 2001, holders of $212,500 of notes payable outstanding elected to extend their notes until October 31, 2001.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


3.   Income taxes
     ------------

     No provision for income taxes is required at September 30, 2001 because, in management's estimation the Company will not recognize any taxable income through December 31, 2001.

4.   Stockholders' equity
     --------------------

     Private placement:

     In January 2001, the Company completed a private equity funding agreement that provided the Company with $2,052,000 of equity, enabling the Company to begin the commercial introduction of its proprietary electronic coupon clearing system. In connection with this funding agreement, the Company received initial equity proceeds of $1,000,000 in January 2001, $500,000 in April 2001, and the final $552,000 in August 2001 all in exchange for an aggregate of 6,600,000 shares of common stock. In connection with the release of the final $552,000 from escrow, the Company issued 7,600,000 options to purchase shares of the Company's restricted common stock at prices ranging from $.75 per share to $1.50 per share. Also in connection with the release of the final $552,000 from escrow, the Company issued 660,000 options to purchase shares of the Company's restricted common stock to In Store Capital, LLC at prices ranging from $.75 per share to $1.50 per share.

     Additionally, in August 2001, in accordance with the agreement to provide financing contracted upon by the Company and the investor group, the Company released from escrow 1,000,000 shares of the Company's restricted common stock in satisfaction of the agreement to provide the Company with accounts receivable financing. In connection with the financing and corresponding release of the shares, the Company recorded debt issuance costs of $390,000 that are being amortized over the three-year term of the financing agreement.

     Stock options:

     In January 2001, the Company issued to its president, options to purchase 700,000 shares of the Company's common stock exercisable at $.30 per share, for a five-year period and are fully vested. In connection with the issuance of these options, the Company has recorded compensation expense of $304,739.

     In January 2001, the Company's Board of Directors approved the sale of 25,000 shares of the Company's restricted common stock to each outside director for each year of service provided to the Company at a price of $.25 per share. The cost of the shares will be paid by a note from each director and be collateralized by the stock. This resolution was approved by the Company's shareholders at the 2001 Annual Shareholders' Meeting.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


4.   Stockholders' equity (continued)
     --------------------------------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATION
         --------------------

OVERVIEW
--------

The Company is a development stage company engaged in the development of its system for distributing and electronically clearing coupons, certain components of which are patented. As a result of the below-described commencement of the Company's pilot program in March 2001, the Company generated initial revenues from operations of $11,727 during the nine months ended September 30, 2001. Additionally, the Company has incurred losses of $19,377,137 since inception through September 30, 2001.

At September 30, 2001, the Company had a stockholders' deficit of 590,863, which reflects 19,596,932 of paid in capital (net of amount attributable to treasury stock) less accumulated deficit of 20,187,795. The accumulated deficit amount is primarily the result of the amount of interest expense incurred in connection with short-term convertible notes and debentures by the Company and its predecessor in private transactions in 1996, 1997, 1998, 1999, and 2000, research and development, general and administrative expenses and the valuation of stock options and warrants incurred since inception. At September 30, 2001, the Company had a working capital deficit of $1,244,368.

In March 2001, the Company launched the initial pilot program of its proprietary electronic coupon clearing system in four retail supermarkets in South Carolina. In connection with this pilot program, the Company generated operating revenue for the first time since its inception. In order to initiate and fund the commercial introduction of these systems, the Company entered into a private equity funding agreement in January 2001. Under the terms of the agreement, the Company received initial proceeds of $1,000,000 in equity with an additional $1,052,000 of equity being held in escrow pending the Company's completion of certain milestones, including the commencement of the pilot program and the initial signing of long-term contracts with retailers. In April 2001, the Company received $500,000 of these escrowed funds as a result of the successful launch of its pilot program in March 2001. In August 2001, the Company received the remaining $552,000 from escrow in exchange for the issuance of 7,600,000 options to purchase shares of the Company's restricted common stock at prices ranging from $.75/share to $1.50/share. These options were issued to the investor group since the Company did not complete the milestones required for the release of the escrowed funds as designated by the agreement. In addition to the equity proceeds, the Company will require supplementary financing to fund the equipment and accounts receivable financing required for the rollout of its systems after the completion of the pilot program. The Company and In Store Capital LLC, are parties to an agreement under which In Store Capital LLC, agreed to secure a credit facility to finance the cost of manufacturing the Company's systems for distributing and clearing coupons, subject to the satisfaction of certain terms and conditions by the Company. Messrs. Mozer and Bushman, two of the Company's directors, and certain of their affiliates, are principals and executive officers of In Store Capital LLC. If the Company obtains such financing, the Company believes it will have the funds necessary to implement its plan of operation over the next 12 months. The Company is unable to provide any assurance that it will be able to raise the additional funds necessary to finance anticipated manufacturing costs and otherwise to implement its business plan and strategy, as presently contemplated.

At the beginning of the third quarter of fiscal 2001, the Company's total debt obligations, including accrued interest, were $868,192. During the three months ended September 30, 2001, the Company repaid the principal and related accrued interest under certain promissory notes in the aggregate amount of $55,071. Additionally, the Company has continued its efforts to eliminate all remaining debt obligations through the conversion of notes that remain outstanding and the exercise of related warrants, and through the exchange of these notes for the Company's restricted common stock. During the three months ended September 30,

2001, principal and accrued interest totaling $110,995 under certain notes were converted. The converted amounts were used to exercise related warrants, which resulted in the issuance of 225,000 shares of the Company's restricted common stock. Notes evidencing debt obligations in the aggregate principal amount of $212,500 were extended to October 31, 2001.

Through September 30, 2001, the Company remained burdened with debt obligations and a continuing lack of working capital. The completion of the private equity funding agreement in January 2001 along with the conversion of notes and accrued interest relieved some of the financial burden relating to the debt obligations and made available the funds necessary to commence the pilot program of the Company's proprietary electronic coupon clearing system. If the Company is unsuccessful in eliminating all remaining debt obligations either through the above-described means (of conversion or exchange), the Company may be required to secure additional working capital to continue its pilot program and operations as planned, and may be forced to curtail or discontinue its operations.

FINANCIAL CONDITION
-------------------

The Company had $1,003,512 in total assets and $1,594,375 in total liabilities at September 30, 2001, as compared to $496,711 and $3,542,625 at the end of fiscal 2000, respectively. Accounts payable and accrued expenses at the end of fiscal year 2000 were $1,256,775 as compared to $1,106,875 at September 30, 2001. The Company had a working capital deficit of $1,244,368 at September 30, 2001, as compared to a working capital deficit of $3,301,391 at December 31, 2000. This difference primarily is attributed to reductions in notes payable and accrued interest of $2,181,223.

RESULTS OF OPERATIONS
---------------------

The Company's operational costs historically have increased or decreased primarily due to the expansion or contraction of the Company's ongoing research and development efforts. The Company has incurred operating expenses of $12,462,359 from inception through September 30, 2001. These expenses include $3,316,807 in research and development expenses and $8,819,728 in general and administrative expenses. Subject to the availability of additional funds, the Company expects its operational expenses and costs to increase as it expands its pilot program of its proprietary electronic coupon clearing system, expands its efforts to complete the development of its systems, products and services, and commences manufacturing and installation of its equipment. The Company also expects operational costs to increase as it expands its marketing and promotional efforts in connection with the introduction of its products and services. No assurance can be made that the Company will be able to raise the funds necessary to implement its business plan and strategy as presently contemplated, and if such additional funds do not become available, the Company may be forced to curtail or discontinue its operations.

QUARTER ENDED SEPTEMBER 30, 2001, COMPARED TO QUARTER ENDED SEPTEMBER 30, 2000
------------------------------------------------------------------------------

For the three months ended September 30, 2001, the Company sustained net operating losses of $507,474 as compared to net operating losses of $212,304 for the three months ended September 30, 2000. The increase in operating losses primarily was due to an increase in general and administrative expenses arising from the increases in stock based compensation to consultants and management consulting fees and a decrease in interest expense, which resulted from the valuation of stock warrants and options at September 30, 2001 as compared to the valuation at June 30, 2001. For the quarter ended September 30, 2001, the Company recognized a decrease in the valuation of these options and warrants totaling $510,088. Warrants to purchase common stock issued in connection with notes payable periodically have been extended since their initial expiration dates. For accounting purposes, the Company is treating these extensions as stock appreciation rights and the amount charged to interest expense increases or decreases as the Company's stock price fluctuates.

The Company's operating expenses for the quarter ended September 30, 2001 increased by approximately 112% to $947,117, as compared to operating expenses of $447,169 for the same period last year. The increase in operating expenses in 2001 was due to increases in general and administrative expenses. General and administrative expenses increased by $533,588 or 128% to $950,518 for the 2001 fiscal quarter as compared to general and administrative expenses of $416,930 for the same period last year. The increase in general and administrative expenses primarily was due to increases of $424,000 in stock based compensation to consultants and $162,562 of management consulting fees related to the Company's project management requirements. Compensation and employee benefits expense decreased by $148,710 for the fiscal quarter ended September 30, 2001 as compared to the same period last year.

The Company's net non-operating income (including non-operating interest income and interest expense) increased to $433,911 for the quarter ended September 30, 2001 as compared to non-operating income of $234,865 for the quarter ended September 30, 2000. The increase was primarily due to decreases in interest expense relating to the valuation of stock options and warrants offset by increases in debt conversion costs. Debt conversion costs for the quarter ended September 30, 2001 increased by 79% to $32,068 as compared to the same period last year. This was due to increases in the number of notes and accrued interest converted to common stock. Interest expense for the quarter ended September 30, 2001 decreased by $203,380 which represented 105% of the non-operating income for the quarter. This was due primarily to a decrease in the valuation of the warrants issued in connection with the Company's debt offerings.

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

At September 30, 2001, the Company had $1,594,375 in current liabilities, of which $715,407 (including $227,907 of interest accrued thereon) was in the form of convertible, short-term debentures issued by the Company and its predecessor in private transactions during the 1998, 1997 and 1996 fiscal years. At September 30, 2001, the Company was in default of its obligations under the notes issued to investors by the Company and its predecessor in the amount of $332,370 (including accrued interest of $107,370). A portion of the notes was converted into shares of the Company's common stock during the 1998, 1999, 2000, and 2001 fiscal years. In October 2000, the Company issued a letter to all note holders providing them the option of extending their notes and accrued interest for one additional year or converting their notes and accrued interest for shares of the Company's common stock. Approximately $212,500 of notes have been extended to October 31, 2001. At September 30, 2001, notes in the aggregate principal amount of $487,500 remained outstanding, as compared to notes in the aggregate principal amount of $1,679,976 that were outstanding on December 31, 2000. The remaining portion of the Company's current liabilities is primarily comprised of continuing payment obligations of $490,688 (at September 30, 2001 and December 31, 2000) to Unisys Corporation. The Company relies on the availability of additional capital to satisfy all such obligations.

The Company will require additional capital to continue in its existing form, and to market its products and services and to implement its business strategies.

The Company has limited access to additional sources of equity and debt financing and it can provide no assurance that additional funds will be available on commercially acceptable terms or in a timely manner to enable the Company to continue its operations as expected.

Since the end of fiscal year 2000 through September 30, 2001, the Company's cash position has increased. At September 30, 2001, the Company had available cash of $322,031, as compared to available cash of $191,039 at December 31, 2000.

With the completion of the private equity funding agreement in January 2001 and the release of all funds from escrow, the Company anticipates it has sufficient funds to continue its operations through December 31, 2001. At that time, the Company would have to either generate sufficient cash flow from its anticipated rollout of its proprietary electronic coupon clearing systems or raise additional funds to continue its operation as planned.

In January 2001, the Company completed a funding arrangement with a private equity group resulting in the Company receiving equity proceeds of $2,052,000. The Company received initial proceeds of $1,000,000 in equity with an additional $1,052,000 of equity being held in escrow pending the Company attaining certain milestones by September 30, 2001. In April 2001, the Company received $500,000 of these escrowed funds as a result of its attainment of the first of two milestones completed in March 2001. In August 2001, the Company received the remaining $552,000 from escrow in exchange for the issuance of 7,600,000 options to purchase shares of the Company's restricted common stock at prices ranging from $.75/share to $1.50/share. These options were issued to the investor group since the Company did not complete the milestones required for the release of the escrowed funds as designated by the agreement. With these funds, the Company is able to continue the commercial introduction of its proprietary electronic coupon clearing systems in its pilot programs. It is anticipated that the Company's current cash position would allow the Company the ability to continue the rollout of its systems, generate revenues and fund its operation through December 31, 2001. Additionally, if successful, the Company believes it would be in a stronger position to secure additional capital if the need should arise. Failure to attain these objectives would require the Company to acquire additional capital in the form of either debt or equity. If the Company were unable to secure this additional capital, if needed, it would most likely impair the ability of the Company to meet its obligations in the near or medium term.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
------------------------------------------------------------------

The Company does not own financial instruments that are subject to market risk.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         None


Item 2.  Changes in Securities and use of proceeds
         -----------------------------------------

In January 2001, the Company completed a private equity funding agreement that provided the Company with $2,052,000 of equity, enabling the Company to begin the commercial introduction of its proprietary electronic coupon clearing system. In connection with this funding agreement, the Company received proceeds of $2,052,000 in equity in exchange for 6,600,000 shares of common stock. The shares were sold to Mr. Derrick Bushman and 33 other purchasers who qualified as "accredited" investors under Rule 501 of Regulation D under the Securities Act of 1933, as amended ("Securities Act"). In connection with the release of the final $552,000 from escrow, the Company issued 7,600,000 options to purchase shares of the Company's restricted common stock at prices ranging from $.75 per share to $1.50 per share. Also in connection with the release of the final $552,000 from escrow, the Company issued 660,000 options to purchase shares of the Company's restricted common stock to In Store Capital, LLC at prices ranging from $.75 per share to $1.50 per share. The shares were sold in reliance on the exemptions from registration available under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. No fee was paid in connection with the sale of these shares.

In January 2001, the Company granted to Mr. Donald Uhl, the Company's Chairman and CEO, options to purchase 700,000 shares of the Company's common stock. The options are exercisable immediately at $0.30 per share. The options were granted as consideration for Mr. Uhl's past contibutions and his continued employment with the Company. The options were granted in reliance on the exemptions available under Rule 701 of Regulation C promulgated by the Securities and Exchange Commission under the Securities Act.

At various times during the three months ended September 30, 2001, the Company issued to 2 holders of certain notes an aggregate of 225,000 shares of common stock upon the exercise of certain warrants that were previously issued in connection with the issuance of notes payable in 1996, 1997, and 1998. All such holders were unrelated parties and qualified as "accredited" investors under Rule 501 of Regulation D under the Securities Act. As consideration for the issuance of the 225,000 shares, the Company received aggregate consideration of $110,995 in the form of debt cancellation. The holders of the notes applied all principal and accrued interest payable under the notes in the amount of $110,995 to exercise the related warrants. The shares were issued in private transactions in reliance on the exemptions from registration available under Section 4(2) of the Securities Act and Rule 506 of Regulation D under the Securities Act. No fee was paid in connection with these transactions.

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

In May 2001, the Company sold 714,154 shares of common stock to Mr. Derrick Bushman and 3 other purchasers who qualified as "accredited" investors under Rule 501 of Regulation D under the Securities Act of 1933, as amended ("Securities Act") for total proceeds of $428,493. These proceeds were than used by the Company to reduce notes payable and accrued interest payable to selected noteholders of the Company. The shares were issued in private transactions in reliance on the exemptions from registration available under Section 4(2) of the Securities Act and Rule 506 of Regulation D under the Securities Act. No fee was paid in connection with these transactions.

In August 2001, in accordance with the agreement to provide financing contracted upon by the Company and the investor group, the Company released from escrow 1,000,000 shares of the Company's restricted common stock in satisfaction of the agreement to provide the Company with accounts receivable financing. In connection with the financing and corresponding release of the shares, the Company recorded debt issuance costs of $390,000 that are being amortized over the three-year term of the financing agreement. The shares were issued in private transactions in reliance on the exemptions from registration available under Section 4(2) of the Securities Act and Rule 506 of Regulation D under the Securities Act. No fee was paid in connection with these transactions.

At various times during the three months ended September 30, 2001, the Company issued to various consultants an aggregate of 392,500 shares of common stock for professional services performed on behalf of the Company. The shares were issued in private transactions in reliance on the exemptions from registration available under Section 4(2) of the Securities Act and Rule 506 of Regulation D under the Securities Act. No fee was paid in connection with these transactions.


Item 3.  Defaults Upon Senior Securities
         -------------------------------

At November 14, 2001, the Company was in default on its notes payable to investors in the form of convertible short-term debentures totaling $332,370 including accrued interest of $107,370.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

         (a) The Company held its Annual Meeting of Stockholders on October 24, 2001.

         (b)      Not applicable

         (c) At the time of the Annual Meeting of Stockholders held on October 24, 2001, the following matters were proposed and acted upon:

                  (i) The uncontested election of the following nine directors to serve until the next Annual Meeting of Stockholders and thereafter until their successors are elected and qualified:

                                Donald P. Uhl
                                Thomas F. Carroll
                                Frank J. Pirri
                                John Watkins
                                Derrick Bushman
                                Michael T. Mozer
                                Ronald F. Anderegg
                                Raymond Solomon
                                George E. Sattler

                           For all nominees the results of the vote were as follows:

                                    For                             46,462,442
                                    Against                             85,000
                                    Abstained                            8,227


                           (ii) To approve and ratify the Company's 2000 Omnibus Equity Incentive Plan, as amended (the "Plan"), which authorizes the issuance of up to 6,000,000 shares of the Company's common stock in the form of stock awards or upon the exercise of options that previously were granted or that may be granted under the Plan at various times:


                           For all nominees the results of the vote were as follows:

                                     For                            31,950,152
                                     Against                         1,246,821
                                     Abstained                         827,715


                           (iii) To approve an ratify a resolution to issue to the Company's non-employee directors an aggregate of 400,000 shares of the Company's common stock in the form of stock awards under the Plan, at a price of $.25 per share and such other terms and conditions as described in the Proxy Statement:


                           For all nominees the results of the vote were as follows:

                                    For                             32,588,955
                                    Against                          1,400,663
                                    Abstained                           35,070


                           (iv) To ratify the appointment of Causey Demgen & Moore Inc., as the Company's independent auditors:


                           For all nominees the results of the vote were as follows:

                                     For                            46,506,427
                                     Against                             5,500
                                     Abstained                          43,742


         (d)      Not applicable

Item 5.  Other Information
         -----------------

In September 2001, the Company signed a letter of intent with Let's Go Shopping, Inc. ("LGS"), whereby the two entities agreed to enter into a joint marketing agreement to market a patented coupon distribution program to both retailers and manufacturers. The agreement calls for the Company to have an exclusive sublicense to all patents issued and pending relating to the LGS patented retail coupon merchandising program in exchange for the payment of minimum royalty amounts designated by the terms of the agreement. The agreement also calls for the Company to have the exclusive right to market the program to major retailers.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits

                  None

         (b) There were no Form 8-K's filed during the quarter ended September 30, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001                            IN STORE MEDIA SYSTEMS, INC.
                                                   (Registrant)


                                                   By: /s/ Donald P. Uhl
                                                      ------------------------
                                                   Donald P. Uhl, President
                                                   and Chief Executive Officer