Form 10-K405
period 2001-12-31
IN STORE MEDIA SYSTEMS INC
filed 2002-04-01
CIK 1012316

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001        Commission file No. 000-28515
                                       OR

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

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  common stock, par value $.001 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [ X ] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference of Part 111 of this Form 10-K, or any amendment to this Form 10-K. [ X ]

     On March 27, 2002, the Registrant had 47,528,021 shares of common voting stock held by non-affiliates. The aggregate market value of shares of common stock held by non-affiliates was $21,862,890 on this date. This valuation is based upon the average of the high and low prices for shares of common voting stock of the Registrant on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. on March 27, 2002.

     On March 27, 2002, the issuer had 71,288,851 shares of its common stock, par value $.001 per share outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE: NONE.

                                     PART I

ITEM 1 - BUSINESS
-----------------

     The business of In Store Media Systems, Inc., a Nevada corporation (the "Company") is subject to certain risks and uncertainties that are discussed in the section entitled "Business Risks" below.

Forward Looking Statements

     This Annual Report on Form 10-K for the Company for the fiscal year ended December 31, 2001 (the "Annual Report") includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). The 1995 Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking. The Company uses words such as "anticipates," "believes," "expects," "future" and "intends" and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations. The following discussion includes forward-looking statements regarding expectations of future profitability of our business, gross margin, improvement in operating loss and sales, all of which are inherently difficult to predict. Actual results could differ significantly for a variety of reasons, including the accessibility to additional capital, the rate of growth and consumer acceptance of the Internet and online commerce, the amount that the Company invests in new business opportunities and the timing of those investments, customer spending patterns, the mix of products sold to customers, the mix of revenues derived from product sales as compared to services, and risks of fulfillment throughput and productivity. These risks and uncertainties, as well as other risks and uncertainties, could cause the Company's actual results to differ significantly from management's expectations.

GENERAL

     In Store Media Systems, Inc., a Nevada corporation, has its corporate offices at 15423 East Batavia Drive, Aurora, Colorado 80011. The predecessor to the Company was In Store Media Systems, Inc., a Colorado corporation (the "Predecessor"). In October 1998, the Predecessor merged with and into Crescent Gold Corporation, a Nevada corporation. Crescent Gold Corporation was the surviving corporation in the merger and had no operations or assets at the time of the merger. However, the common stock of Crescent Gold Corporation was publicly traded on the Over the Counter Bulletin Board at the time of the merger. After the merger, Crescent Gold Corporation changed its name to "In Store Media Systems, Inc." and changed its OTC Bulletin Board symbol to "ISMS." In the merger, the shareholders of the Predecessor exchanged all of their issued and outstanding common shares for approximately 44.0 million shares of Crescent Gold Corporation common stock. Immediately following the exchange, the shareholders of the Predecessor owned approximately 88% of the total outstanding shares of the Company.

     The Company is a development stage enterprise that was organized to develop a system for distributing and electronically clearing coupons. The Company has developed and patented the Coupon Exchange Center(TM) and has a patent pending on the Coupon Bank(TM) System and the In$taClearing(TM) System, which are hardware-based electronic coupon clearing systems. In November 2001, the Company acquired the rights to market and sell to certain specified retailers, the patented and proprietary coupon-merchandising program of Let's Go Shopping, Inc., which has been incorporated into the Company's Budget Saver(TM) program. When used at participating retailers, these electronic coupon clearing and merchandising systems are designed to validate each coupon to the product purchased, provide daily reimbursement to the retailer for discounts given consumers and to relieve retailers of the responsibility of handling and shipping coupons. These coupon clearing systems are also expected to provide manufacturers with extremely current and accurate coupon promotion data and sharply reduce occurrences of coupon misredemption that costs coupon issuing manufacturers hundreds of millions of dollars annually.

     To date, the Company has been primarily engaged in developing its technology, securing patent protection, formulating its business strategy, raising capital and developing necessary relationships with third parties, such as supermarkets, packaged goods manufacturers and others in connection with the manufacture and marketing of the systems incorporated into the Company's product line. The Company regards these relationships as necessary, since further development of the Company's systems and products, their introduction to the market and their acceptance by consumers will require the assistance and participation of these and other participants in the coupon industry.

     In December 1992, the Predecessor was organized to develop a computerized, point-of-sale marketing platform, the Coupon Exchange Center, which incorporates certain components that are proprietary to the Company. Point-of-sale ("POS") system is a commonly used term used to describe the system through which stores record product sales and accept payment through terminals located in each checkout lane of a supermarket. The heart of the POS system is the store's central computer, which can be used to record the details of every transaction.

     The Company believes that its Budget Saver(TM) program offers numerous advantages over existing methods of delivering promotions for consumer products. Prior to the development of Budget Saver(TM) program, the Company also developed a stand-alone electronic coupon clearing system for installation and use at supermarket checkout lanes. The Company has conducted market research and completed over 30 in-person meetings with key industry participants, including representatives from Proctor & Gamble, Coca-Cola, Ralston Purina, Brown & Williamson, RJ Reynolds, Nestle, SmithKline Beecham, Nabisco, Tropicana and Gillette. The Company also relies on published industry information set forth in the "Electronic Coupon Clearing Guidelines A Best Practices Approach," which was prepared by Robert D. Hemphill & Associates for the Joint Industry Coupon Committee. Based on the Company's market research and published industry information, the Company believes that an immediate need exists for electronic coupon clearing at virtually every checkout lane in every supermarket in the United States. Based on Company research, similar systems do not exist in the market today, and the Company is not aware of any such system scheduled for introduction.

     In March 2001, the Company launched the initial pilot program of its proprietary electronic coupon clearing system. In connection with this pilot program, the Company commenced the generation of operating revenue. For the twelve months ended December 31, 2001, the Company generated operating revenue of $18,506. Since inception of the Company through December 31, 2001, the Company has incurred accumulated losses of $20,274,570. The Company will rely upon the proceeds of anticipated sale of debt and equity securities, as well as anticipated revenues from operations to finance operating costs and expenses.

RECENT DEVELOPMENTS

     On December 31, 2001, Donald P. Uhl resigned as Chairman, President and Chief Executive Officer of the Company. Mr. Uhl was succeeded by Michael T. Mozer, the Company's Vice Chairman, on January 1, 2002. Mr. Mozer has been a director of the Company ("Director") since March 2000 and, prior to that time, was an active advisor to the Company. Mr. Mozer has over twenty years of experience in finance, business development, banking and new product development. In December 1999, he co-founded Morris & Mozer Financial, Inc. ("MMF"), a financial services company. MMF provided financial consulting, structuring and debt placement services for business entities throughout the country. From 1996 to 1999, he served as a Senior Vice President of Dougherty Summit Securities, Inc., where he established structured finance and fixed income divisions to serve the needs of financial institutions and business entities nationwide. From 1983 to 1996, Mr. Mozer was engaged in the private practice of law. From 1979 to 1983, he served as General Counsel for Norwest Mortgage, Inc.

     In January 2002, the Company raised $150,000 of additional equity from In Store Capital, LLC ("ISC"), enabling the Company to continue the marketing of its Budget Saver(TM) program. Under the term of the agreement, ISC received 347,222 shares of the Company's common stock. Additionally, ISC shall receive a royalty equal to one half of one cent ($.005) for each coupon processed by the Company through the Budget Saver(TM) program until such time as ISC shall have received royalty payments totaling $300,000.

     In February 2002, the board of directors of the Company authorized the offering of up to $700,000 of 2002 Units (as hereafter defined) to accredited investors. Each "2002 Unit" is comprised of (i) one share of the Company's common stock sold at a price equal to 90% of the average closing price over the five trading days immediately preceding the purchase of the 2002 Unit, (ii) an option to purchase an additional share of the Company's common stock at an exercise price of $.50 per share for a period of five months following the date of the purchase of the 2002 Unit, and (iii) a pro-rata royalty payment equal to a maximum of one half of one cent ($.005) per redeemed coupon under the Budget Saver(TM) program payable until such time as the initial investment has been fully realized by the investor. As of March 27, 2002, the Company had sold 892,097 of its 2002 Units generating total gross proceeds of $366,200.

COUPON INDUSTRY INFORMATION

     Of the over $280 billion that is spent annually in the United States to advertise and promote goods and services, approximately $6.8 billion is spent on the coupon industry, which is an influential force in the over $400 billion spent annually in the retail food industry. The coupon is the only "cash instrument" in the United States not cleared electronically. Currently, it takes up to eight weeks to process coupons and to reimburse retailers. It takes much longer to provide meaningful coupon performance data to the manufacturers' brand managers, and even with that time delay, such data is incomplete. The Company intends to replace the present methods of clearing and marketing coupons with systems that provide manufacturers and retailers with near daily access to their promotion data.

INDUSTRY STATISTICS

     The following industry statistics were compiled from information presented in the 2001 State of the Industry report prepared by NCH NuWorld Marketing Limited. NCH NuWorld Marketing Limited is one of the oldest and largest manufacturer agent clearinghouses in the coupon redemption industry. See the section entitled "Competition-Coupon Redemption Competition" herein.

     o    Manufacturers distributed approximately 239 billion coupons in 2001

     o    There were approximately 4.0 billion coupons redeemed in 2001

     o    Coupons are used by approximately 76% of United States population

                     2001 Cost in Cents Per Redeemed Coupon

     Face Values Redeemed                    $   0.74                 (55.6%)
     Distribution Costs                          0.49                 (36.8%)
     Handling Fees                               0.08                  (6.1%)
     Processing Fees & Other Costs               0.02                  (1.5%)
                                              -------               ---------


Total Costs Per Redeemed Coupon*             $   1.33                  (100%)
                                             ========               =========


     * Note: This figure does not include the cost of coupon fraud or misredemption. All figures are rounded to the nearest whole number.


MARKET FOR EFFICIENT COUPON PROCESSING

     The number and face value of coupons representing national brands continued to increase in 2001. The most common coupons are those that are distributed as free standing inserts ("FSI's") in newspapers which constitute approximately 84% (82% in 2000) of all coupon distribution and a similar proportion of coupon redemption. Other forms of coupon distribution include direct mail, in-store distributions, "in-ad," in/on-pack, and even a fractional percentage of coupons distributed over the Internet. Virtually all such coupons are presented by consumers at the grocery retail store checkout lane. The present manual method of "clearing" this high-volume of discount coupons used by shoppers at grocery retail stores is inefficient and expensive. Manufacturers face a delay of several weeks between the time that coupons are used by consumers and the time in which manufacturers receive the promotion marketing data. In addition, because the coupons are not linked with the product purchases, retailers face significant annual coupon misredemption problems. Coupon-handling costs reduce profits for retailers, as the four to eight week delay between the time a coupon is utilized by a customer and the time the retailer is reimbursed forces retailers to utilize working capital in coupon receivables that could be utilized for other business purposes. Manufacturers who issue coupons and supermarkets that must handle coupons when they are redeemed, have long sought a more efficient way to process this valuable and almost universal consumer promotion vehicle. Manufacturers pay retailers about $.08 per coupon for the cost and nuisance of "handling" the coupons. An analysis of the fully burdened retailer coupon-handling costs was conducted by an independent international accounting and consulting firm in 1992. That study, adjusted for inflation, suggests that retailers may actually lose money on every coupon that they process. Management believes that electronic coupon clearing is the solution to the present inefficiency. While many retailers have point-of-sale ("POS") scanning systems that have the inherent ability to clear coupons electronically, store POS systems vary from chain to chain and even from store to store within the chain, which makes a standardized electronic clearing process difficult. Moreover, the problem of coupon misredemption has made manufacturers reluctant to rely on the retailer for coupon counts and invoices.

MARKET FOR IN-STORE COUPONING

     While the overall coupon industry is stable, the in-store distribution segment of the industry has experienced and sustained a long-term growth rate of over 20% for the last ten years. Management believes that in-store coupons are one of the best ways to encourage new product trials, induce brand switching and protect market share. Based on an article published in the October 1999 issue of Promo Magazine, industry sources estimate that the annual revenues from this segment is between $700 and $800 million.

     The Company's vision is to revolutionize the coupon promotion and redemption system and provide manufacturers, retailers and consumers with a more secure and efficient process by which to promote, sell and save money on products. Realizing this vision opens up the market where approximately $280 billion is spent annually in the United States to advertise and promote goods and services.

     Because the in-store coupon can be more easily targeted to a specific consumer, it should continue to enjoy long-term growth as the manufacturers' database marketing programs become more sophisticated and retailer loyalty programs become more entrenched. Retailer loyalty programs are promotional programs that supermarkets implement to motivate shoppers to shop repeatedly either at a particular store or a particular chain. The most common retailer loyalty program is the "frequent shopper card," which provides consumers special savings at the checkout on repeat purchases. The Budget Saver(TM) program can be tied in directly to these supermarket loyalty programs.

PRODUCTS AND SERVICES

     The Company is still in the process of marketing its products and systems, and therefore cannot assure or guarantee that it will introduce them to market successfully.

     The Budget Saver(TM) Program.
     -----------------------------

     The program utilizes a wallet-sized booklet with a four-color pamphlet containing various manufacturers' coupons. Monthly booklets are retailer specific, prominently display the retailer's name and logo, and cannot be used in any other retailer. The coupons are organized by product category, but the coupon does not have to be removed from the coupon booklet to be used. The booklet has one bar code on the reverse side of the coupon booklet, and one scan of the coupon booklet automatically results in coupon redemption for all Budget Saver(TM) products purchased by the customer. The Company has patent protection on the "single pass" bar code concept. Each booklet is valid for one calendar month and customers have unlimited use of the coupon booklet throughout the month. The Company anticipates that most distribution will occur through in-store racks provided by the Company to the retailer in addition to strategic locations throughout the store. Neither manufacturers nor retailers currently receive timely and accurate information from the redemption of FSI's, checkout coupons or on-shelf coupons. The Company provides to both manufacturers and retailers detailed information on the effectiveness of the Budget Saver(TM) booklet on a near-real time basis. Such information will include weekly reports by universal product code ("UPC"), by store and by division. Such data will permit manufacturers and retailers to assess the effectiveness of coupon promotions and to recognize consumer-purchasing trends.

     Electronic Coupon Clearing.
     ---------------------------

     The Company has the software and hardware patents pending and the technology whereby it expects to offer retailers in the future, an electronic, in-lane coupon processing system. This system would process, clear and pay for all forms of coupons, FSI's, checkout coupons and on-shelf coupons. The electronic system would replace the present system of manual coupon processing services and virtually eliminate misredemption.

     Data Driven Marketing, Inc.
     ---------------------------

     The Company has a wholly-owned subsidiary, Data Driven Marketing, Inc. ("DDMI"). DDMI's mission is to collect the transaction data and combine it with additional demographic household data, which is collected by the Company. The Company intends to collect data directly through its clearing system, as well as by telephone. The Company also intends to collect data indirectly by acquisition from third-party sources. This data, which will be continually supplemented with transaction data from the Company's systems, will allow DDMI to offer a unique product to the manufacturers -- household specific data on consumers' purchasing history and intentions.

     As of December 31, 2001, the Company has not generated any revenue nor incurred any expenses in conjunction with DDMI. The Company anticipates utilizing the services of DDMI only upon introducing and sustaining the Budget Saver(TM) program.

     The Coupon Bank(TM) System.
     ---------------------------

     The Company completed development of its first-stage, electronic coupon clearing system ("The Coupon Bank(TM) System" or "CBS") and completed a four-store pilot test of this system in January 2002. This test provided the Company with an in depth knowledge as to the benefits and efficiencies that retailers and manufacturers are seeking to obtain from electronic coupon clearing. This test generated approximately $18,506 in revenues from operations during fiscal 2001. In November 2001, as a result of this undertaking and in order to directly focus on retailer expectations relating to electronic coupon clearing, the Company has shifted its primary focus from the CBS to the Budget Saver(TM) program currently being marketed and promoted to both retailers and manufacturers. The focus by the Company on the Budget Saver(TM) program from the CBS does not represent a change in the Company's fundamental business concept but rather the Company's decision to focus on enhancing and accelerating the process of electronic coupon distribution and clearing.

PRODUCT LAUNCH AND DISTRIBUTION

     Retailer and Manufacturer Participation.
     ----------------------------------------

     The Company is responsible for securing retailer participation and manufacturer coupons for inclusion in the coupon booklet. On November 29, 2001, the Company engaged MatchPoint Marketing, a division of Acosta Sales and Marketing Company ("Acosta"), to solicit manufacturer participation. Both the Company and Acosta have approached numerous manufacturers and are marketing the Budget Saver(TM) program to some of the world's largest manufacturers.

     Each retailer may determine how it distributes the Budget Saver(TM) booklets. The Company anticipates that most distribution will occur through in-store racks provided by the Company to the retailer free of charge. Booklets will also be made available at strategic locations throughout the store to include, produce, deli, meat, bakery and at the customer service departments of the retailer. Retailers may also elect to distribute booklets by direct mail to frequent shoppers in connection with its existing loyalty marketing program or to targeted geographic areas.

     Throughout each month, the Company will spend a sum certain for each participating retailer to promote the Budget Saver(TM) program that is specific to the retailer and participating manufacturers. On-site marketing efforts include store banners, buttons and on-shelf promotions for each product in the coupon booklet. The Company will also conduct shopping sprees and other promotional activities. The Company will create and pay for radio advertisements to promote each retailer, the Budget Saver(TM) program and the manufacturers participating in the program.

     It is management's belief that neither manufacturers nor retailers receive timely and accurate information from the redemption of FSI's, checkout coupons or on-shelf coupons. The Company expects to provide to both manufacturers and retailers detailed information on the effectiveness of the Budget Saver(TM) booklet on nearly a real-time basis. Such information will include weekly reports by UPC, by store and by division. Such data will permit manufacturers and retailers to assess the effectiveness of coupon promotions and to recognize consumer-purchasing trends.

     Manufacturing Support.
     ----------------------

     In connection with the Company's initial development of the Coupon Exchange Center, a system used to dispense coupons via a kiosk located in the store, the Company contracted with Unisys Corporation ("Unisys") for the development of these systems. Beginning in January 1997, the Company entered into four memorandums of understanding (the "MOU's") with the Payment Systems Division of Unisys. The MOU's outline the parties' mutual understanding regarding their arrangement relating to the production of the Coupon Exchange Center kiosks, the coupon scanner check-writer and the data center. Under the terms outlined in the MOU's, Unisys agreed to provide most of the hardware, software and depot level maintenance for the Company's Coupon Exchange Center kiosk. Unisys agreed to manufacture the Coupon Exchange Centers for a price to be determined by volume. Under the terms of the MOU's, Unisys has provided certain services for which the Company has advanced funds to Unisys, as described below.

     Through December 31, 1998, the Company paid Unisys $693,716 and recorded a liability of $740,688. In 1999, the Company paid Unisys an additional $250,000. As of December 31, 2001, the Company owes Unisys $490,688. The Company estimates that it will owe Unisys an estimated $1.1 million upon delivery of the products and engineering deliverables specified in the development agreements. Unisys Corporation will not continue further services until the Company has made such payments. Unisys and the Company have suspended work on the in-lane clearing and Coupon Exchange Center systems as the Company focuses its resources on the rollout of the Budget Saver(TM) program. The Company believes it will be able to resume development with Unisys at that time that the Company determines that the market is ready to accept the concept of in-lane electronic coupon clearing. provided that additional development capital is available.

PLAN OF OPERATIONS

     The Company is a development-stage enterprise that has generated $18,506 in revenues from operations during fiscal 2001 from the four-store pilot test conducted with the Coupon Bank(TM) System and has incurred losses continuously since the inception of the Predecessor in 1992. As of December 31, 2001, the Company had an accumulated deficit of approximately $20,274,570. Since December 31, 2002, the Company has raised additional equity totaling $516,200. The Company may need additional funds to implement its business strategy. See "RECENT DEVELOPMENTS" above. The Company may be unable to continue as a going concern if it fails to generate sufficient revenue or to obtain additional funds in a timely manner to finance its working capital requirements. The Company intends to complete the marketing of its products, beginning with the Budget Saver(TM) program. The Company has commenced a test of the system at a selected retailer. After the initial testing, and assuming that such tests prove to be successful, the Company expects to commence the commercial introduction of the Budget Saver(TM) program. Contingent upon sufficient funding, the Company believes that it can achieve the following results in the next twelve months:

     (a) Completion of the marketing of the Budget Saver(TM)coupon distribution and clearing system and its successful field trials.

     (b) Commercial introduction of the Company's Budget Saver(TM)coupon distribution and clearing system.

     The ongoing marketing efforts will require the execution of contracts with both retailers and manufacturers. Some additional software and hardware development expenses may also need to be incurred in connection with the implementation of the Budget Saver(TM) program in various retailers due to potential compatibility issues that are associated with the retailers existing POS systems. The Company does anticipate that such issues, if they should arise, will result in significant expense to the Company.

     To continue the marketing efforts, the Company needs to continue to pay its operating expenses, including payroll, rent, leases, utilities and other overhead expenses such as insurance, telephone, postage, office supplies and other periodic expenses, including network maintenance, office equipment and professional services.

     The Company has no plan to expand its plant and equipment, and does not foresee any anticipated material changes in number of employees in the various departments such as research and development, production, sales or administration until the implementation of the Budget Saver(TM) program commences.

SALES AND MARKETING

     The Company does not intend to sell its Budget Saver(TM) system. The Company expects to install, service, maintain, and operate its Budget Saver(TM) system at no charge to supermarkets. The Company's program is expected to significantly reduce the supermarkets' costs, as compared to the current system for accepting, handling, and clearing of FSI's, and to provide important data about coupon redemptions. The Company's system is also expected to increase sales and attract new customers to hosting retailers. The Company expects to earn revenues from manufacturers that pay on a per redeemed coupon basis to have its coupon offers distributed in the Budget Saver(TM) booklets. The Company also expects to earn revenues from marketing transactional and household -- specific data that is not now generally available to manufacturers.

RETAIL SALES AND MARKETING FORCE

     The Company's first marketing efforts will be to introduce the Budget Saver(TM) program into grocery retail stores. Once the commercial introduction of the Budget Saver(TM) program has commenced, the retail marketing efforts will be focused on two objectives. The first will be to continue to expand the Budget Saver(TM) program to additional stores. The second is to expand the program to all other types of large retailers. The Company believes it has identified supermarket chains that will agree to the installation of the Company's products and services. However, the Company does not currently have any binding agreements with such companies.

MANUFACTURER SALES FORCE

     The primary focus of the Company's marketing effort is to attract national consumer packaged goods manufacturers who will place their promotion offers in the Budget Saver(TM) booklet. The Company's sales force is expected to focus on larger manufacturers, and to work with them on a consultative basis to develop and implement customized, targeted marketing programs that fit each brand's strategies and objectives. The Company has had initial discussions with some of the nation's most prominent packaged goods manufacturers and believes that such manufacturers will include promotion offers in the Budget Saver(TM) booklet. However, the Company has received no binding commitments from such manufacturers.

BUSINESS RISKS

     The Company's future results may be affected by certain risks and uncertainties including, but not limited to, the following:

     Need For Additional Capital.
     ----------------------------

     The Company may require additional funds to continue marketing its systems and implement its plan of operation for the next 12 months. At December 31, 2001, the Company had $21,457 in cash. Such amount was insufficient to implement the plan intended by the Company. Also, at December 31, 2001, the Company is in default of its repayment obligations on notes issued between 1996 and 1999 in the amount of $487,500. For the period from January 1, 2002 through March 27, 2002, the Company had obtained extensions on $50,000 of such notes through October 31, 2002. If the Company is unable to negotiate the conversion of the remaining Notes into common stock or an extension of their respective maturity dates, the Company would face substantial additional capital requirements and would be required to seek alternative or additional financing to continue operations. Since December 31, 2001, the Company has raised additional equity totaling $516,200. Additionally, the Company is in the preliminary stages of the process of negotiating an equity and debt financing arrangement with another entity that, if completed, would provide the Company with capital that the Company believes would be sufficient to finance its operating costs through August 2002 (based on the Company's current expense rate). However, the Company cannot make any assurances or guarantee that this financing arrangement will be completed or, if completed, the terms of such financing. If the Company's operating costs and expenses are higher than currently anticipated, the Company may be required to raise additional capital through other sources. The Company may be required to attempt to raise additional capital through the sale of equity and/or debt securities in private transactions. The Company also may seek bridge financing and other forms of financing through venture capital firms in the future. If the Company's operating costs and expenses are more than currently expected, the need for additional working capital may arise earlier than expected. There can be no assurance that any such financing will be available when needed to execute the plan or, if available, that such financing will be on terms that are acceptable to the Company. The inability to obtain additional capital would restrict the Company's ability to grow and could reduce the Company's ability to continue as a going concern.

     Dependence On Relationships With Manufacturers, Supermarkets And Others.
     ------------------------------------------------------------------------

     The Company's future success will depend in large part upon its ability to establish and maintain relationships with packaged goods manufacturers, supermarkets and retailers. Packaged goods manufacturer will need to agree to participate in the Budget Saver(TM) program and agree to place their promotion offers in the Budget Saver(TM) booklets. The supermarkets and other retailers will need to agree to allow the Company to distribute the coupon booklets in their stores. The Company believes it has identified a number of product manufacturers that will participate in the program and use the Company's products and services. The Company also believes it has identified supermarkets that will install the Company's products and services. However, the Company does not have any binding agreements with such companies. Therefore, there can be no assurance that the supermarkets and manufacturers currently identified by the Company will enter into contractual relationships with the Company.

     Dependence On Coupon Usage.
     ---------------------------

     The success of the Company will depend in part upon the acceptance and usage of the coupon books by consumers. Any decrease in the demand for, or usage of coupons may materially affect the Company's business. Since demand for the Company's products and services by consumer product manufacturers, retailers and consumers is substantially interrelated, the lack of demand by any one of these would effect the Company's overall market acceptance.

     Dependence On Expansion Of Operations.
     --------------------------------------

     To a significant extent, the Company's future success will be dependent upon its ability to engage in a successful expansion program. The Company's future success will be dependent, in part, upon its ability to secure participating retailers in its chosen markets, attract customers for its coupon distribution and data products, maintain adequate financial controls and reporting systems, manage its growth, and obtain additional capital upon favorable terms. There can be no assurance that the Company will be able to successfully implement its planned expansion, finance its growth or manage the resulting larger operation.

     Patents, Trademarks And Tradenames.
     -----------------------------------

     The Company owns or has exclusive rights to use six patents related to electronic clearing of coupons. The Company has three patents issued with respect to its proprietary electronic coupon clearing and merchandising technology. These patents involve hardware and software for both stand-alone and in-lane coupon clearing. The Company has spent considerable capital and effort in developing such patents and the expertise associated therewith. Management believes that such patents may be useful for future products.

     In November 2001, the Company acquired a license to use the three patented system licensed by Let's Go Shopping, Inc. ("LGS") for the Budget Saver(TM) program in 27 of the nation's largest retail chains. In addition, the Company has the exclusive right to market the LGS program to all manufacturers. The allowed claims in the LGS patents include a proprietary method of redeeming coupons by scanning one "bar-code" at the retailers POS system. The LGS patents also protect the proprietary method of tracking customer purchasing habits and the creation of a user data file. Further, the LGS patented software validates each product purchase and credits the customer only if the exact discounted product is purchased.

     Although the Company believes that these proprietary rights offer a competitive advantage to the Company, it is possible that such rights may be invalid or that the Company has infringed or may infringe on existing or future patents or proprietary rights. In addition, certain aspects of the Company's products and services may not be adequately protected from infringement or copying by competitors. Further, there can be no assurance that the Company's patent would be upheld if challenged or that competitors might not develop similar or superior processes or services beyond the scope of the Company's proprietary rights.

     The Company believes that proprietary rights are very important in the coupon clearing and marketing industry, and that such rights are a fundamental basis for competition in the industry. The Company will continue to take action to protect the new technology it develops and intends to defend vigorously against infringement of its proprietary rights.

     Competition.
     ------------

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

     Many coupon formats exist in the in-store coupon market. A number of competitors have introduced and are successfully operating competing coupon systems, including checkout coupons, on-the-shelf coupon dispensers, computer-screen equipped shopping carts and others. The Company's primary competitors in this industry segment are Catalina Marketing Corp., and News America Marketing, Inc., a division of News Corp. Catalina Marketing has installed its couponing systems in approximately 15,000 stores in the United States. News America also has an installed base of approximately 15,000 food stores in the United States.

     The Company believes that its primary methods of competition are in system effectiveness and the ability to target market and to confirm market results. While the Company believes that its products and services offer numerous advantages over existing systems, there can be no assurance that it can effectively compete against other companies. The Company's competitors have significantly greater financial resources, established management, and a significant market presence, including name recognition. While the Company anticipates it system will operate in stores with competitive systems, to the extent that a competitor has installed another system in its retail locations, it may be more difficult for the Company to replace or add the Budget Saver(TM) program and/or the electronic coupon clearing systems. Further, the retailer may be contractually bound to maintain the existing system for several years.

RESEARCH AND DEVELOPMENT ACTIVITIES

     Of the $3,318,423 spent from inception to December 31, 2001 by the Company on research and development, $1,923,363, or approximately 58%, was spent in fiscal 1997 and 1998. In fiscal 1996 and prior, the Company spent $1,050,766 on research and development. In fiscal 1997, the Company spent $1,728,466, in fiscal 1998, the Company spent $194,897, in fiscal 1999, the Company spent $250,873, in fiscal 2000, the Company spent $50,350, and in fiscal 2001 the Company spent $43,071. Such research and development expenses related predominantly to developing the technology included in the Coupon Exchange System and the coupon clearing systems. As a result of the change in the Company's focus to the Budget Saver(TM) program, the Company anticipates that minimal research and development expenses will be incurred in future operations.

COST OF COMPLIANCE WITH ENVIRONMENTAL LAWS

     The Company is unaware of any pending or proposed environmental laws, rules or regulations, the effect of which would be adverse to its contemplated operations.

EMPLOYEES

     The Company currently has seven full-time employees. The Company believes that its relations with its employees are excellent. None of the employees are represented by a labor union or are subject to a collective bargaining agreement, and the Company has not experienced any work stoppage. The Company anticipates that it will be required to add a significant number of new employees when the Budget Saver(TM) program is installed. The Company has identified several management personnel with experience and qualified backgrounds who have indicated they will accept employment with the Company. The Company does not have employment agreements with such persons and the Company may not be able to retain their services when desired or on terms acceptable to the Company.

ITEM 2 - PROPERTIES
-------------------

     The Company's principal executive offices and manufacturing facility are located at 15423 East Batavia Drive, Aurora, Colorado. The Company is leasing these premises (consisting of approximately 6,260 square feet) from Freund Investments on a month-to-month basis at a rate of $2,305 per month. The Company enjoys an excellent relationship with Freund Investments. The property is sufficient to meet the needs of the Company at this time.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

     None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     The Company held its annual shareholder meeting on October 24, 2001. The following table sets forth each of the proposals that the stockholders were asked to vote upon and the results of the meeting:


                           Proposal                                                    Results

1.  A proposal to elect the following nine
directors to the board of directors of the Company:              (For each nominee)

                                                                 For:                      46,462,442
         Donald P. Uhl                                           Against:                      85,000
         Thomas F. Carroll                                       Abstain:                       8,227
         Ron Anderegg
         Frank J. Pirri
         Ray Solomon
         Michael T. Mozer
         George Sattler
         Derrick Bushman
         John Watkins

2.  A proposal to approve and ratify the Company's 2000          For:                      31,950,152
Omnibus Equity Incentive Plan, as amended (the "Plan"), which    Against:                   1,246,821
authorizes the issuance of up to 6,000,000 shares of the         Abstain:                     827,715
Company's common stock in the form of stock awards or upon the exercise of options that previously were granted or that may be granted under the Plan at various times

3.  A proposal to approve and ratify a resolution to issue to    For:                      32,588,955
the Company's non-employee directors an aggregate of 400,000                                1,400,663
shares of the Company's common stock in the form of stock        Against:                      35,070
awards under the Plan, at a price of $0.25 per share and such    Abstain:
other terms and conditions as specified in the definitive
proxy statement filed October 3, 2001

4.  A proposal to ratify the appointment of Causey, Demgen &     For:                      46,506,427
Moore Inc. as the Company's independent auditors                 Against:                       5,500
                                                                 Abstain:                      43,742



     The Company has scheduled its annual meeting for September 2002 in Aurora, Colorado.

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

                                STOCK QUOTATIONS
                                ----------------

                                               HIGH                    LOW
                                               ----                    ---

                       2000
                       ----

First Quarter                                  $2.050                 $0.620
Second Quarter                                  2.000                  0.750
Third Quarter                                   1.030                  0.344
Fourth Quarter                                  0.906                  0.281
                       2001
                       ----

First Quarter                                  $1.780                 $0.440
Second Quarter                                  1.390                  0.750
Third Quarter                                   0.980                  0.250
Fourth Quarter                                  0.710                  0.220


     At March 27, 2002, the number of record holders of the Company's common stock was 430. These numbers do not include an indeterminate number of stockholders whose shares are held by brokers as "nominees" or in street name. Based on information made available to the Company in connection with the last annual meeting of stockholders, the Company estimates that there are approximately 1,148 beneficial owners of its common stock.

DIVIDENDS

     The Company has not paid any dividends with respect to its common stock, and it is not anticipated that the Company will pay dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     1999
     ----

     During the period from January 1, 1999 through December 31, 1999, the Company sold the following unregistered securities:

     During the period from January 1, 1999 through August 4, 1999, the Company sold and issued approximately 29.36 of its 1999 Units (as hereafter defined) to 40 investors at an effective purchase price of $1.00 per share of common stock of the Company. The 1999 Units were offered and sold in private transactions pursuant to the Company's Private Placement Memorandum dated November 3, 1998. Each "1999 Unit" consisted of 100,000 shares of the Company's restricted common stock and warrants to purchase 100,000 additional shares of the Company's common stock. The common stock purchase warrants, exercisable at $1.25 per share, expired between June 30, 2001 and January 31, 2002 and were all subsequently extended to June 30, 2002. Richmark Securities, at the time a broker-dealer registered with the NASD, acted as placement agent in the offering of the 1999 Units. During 1999, existing noteholders from the 1998 issuance of promissory notes bearing interest at 10% per annum used $300,000 in principal from such notes to purchase three 1999 Units. The 1999 Units were offered and sold to accredited investors in reliance on the exemptions from registration that are available under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Regulation D promulgated thereunder by the Securities and Exchange Commission (the "Commission") pursuant to the authority granted under the Securities Act.

     In connection with the above offering of the 1999 Units under the terms of an underwriting agreement, the Company issued to Richmark Securities 520,000 shares of the Company's restricted common stock and warrants to purchase 520,000 shares of the Company's common stock at an exercise price of $1.25 per share as consideration for services rendered in connection with the Company's offering of the 1999 Units. The shares of the Company's common stock and warrants were issued in a private transaction in reliance on exemptions from registration available under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

     During the period from January 1, 1999 through December 31, 1999, the Company issued to 19 accredited investors in reliance on the exemptions from registration available under Section 4(2) of the Securities Act and Regulation D promulgated thereunder, a total of 1,084,871 shares of its common stock at prices ranging from $.53 to $.73 per share, upon conversion of short term notes that were previously issued by the Predecessor (the "Predecessor Notes") before the merger with the Company in 1998 along with associated warrants (the "Predecessor Warrants"). The Predecessor Notes and Predecessor Warrants were issued to a number of accredited investors in transactions that occurred between 1996 and August of 1998. The Predecessor Notes and Predecessor Warrants were assumed by the Company when the Company merged with the Predecessor on October 8, 1998. The Predecessor Notes are convertible into shares of the Company's common stock at a conversion price of $1.00 per share. For a discussion of the conversion of the Predecessor Notes, see Note 3 to the Financial Statements for the fiscal year ended December 31, 2001.

     During the period from January 1, 1999 through December 31, 1999, the Company issued to five accredited investors an additional 116,250 shares of its common stock upon exercise of the Predecessor Warrants. The Predecessor Warrants were exercised at prices ranging between $0.07 and $0.67 per share.

     During 1999, the board of directors of the Company granted Tom Gorman, the former Chief Financial Officer of the Company, an option to purchase up to 1,000,000 shares of the Company's common stock exercisable at $1.00 per share. This option was to vest upon the attainment of certain goals. No compensation was recorded under these awards and all except 100,000 of these options have expired unexercised. Mr. Gorman was also awarded 50,000 shares of the Company's common stock for compensation valued at $45,000. Additionally, during 1999, the board of directors of the Company granted Lawrence Mortimer, the former Senior Vice President of Sales and Marketing of the Company, an option to purchase up to 1,000,000 shares of the Company's common stock exercisable at $1.00 per share. These options were to vest equally over a three year period. No such options were ever vested. No compensation was recorded under this award. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act and other exemptions from registration available under the Securities Act.

     2000
     ----

     During the period from January 1, 2000 through December 31, 2000, the Company issued to 24 accredited investors in reliance on the exemptions from registration available under Section 4(2) of the Securities Act and Regulation D promulgated thereunder, 1,389,000 shares of its common stock in exchange for the cancellation of Predecessor Notes payable by the Company in the principal sum of $460,111 and interest thereon in the amount of $145,267. All holders of such Predecessor Notes qualified as accredited investors. The Predecessor Notes were converted at prices ranging from $.41 to $.88 per share of the Company's common stock.

     The Company issued to seven accredited investors an additional 249,892 shares of its common stock upon exercise of the Predecessor Warrants. The Predecessor Warrants were exercised at prices ranging between $0.07 and $0.67 per share.

     During 2000, the Company granted to each of Mr. Thomas F. Carroll, the Company's Vice President of Sales and Marketing, Mr. Robert L. Cohen, the Company's Vice President and Chief Financial Officer and Mr. George Sattler, a Director of the Company, also serving as a consultant, options to purchase 511,875 shares of the Company's common stock at a strike price of $.25 per share. The Company also granted options to each of these same three individuals to purchase 775,000 shares of the Company's common stock at the lesser of $1.00 or 85% of the average market price of the Company's common stock for the 15 days prior to the date of exercise. These securities were issued pursuant to an exemption from registration available under Section 4(2) of the Securities Act and other exemptions from registration available under the Securities Act. These grants were subsequently approved by the shareholders and registered pursuant to the registration statement on Form S-8 filed with the Commission on February 5, 2002. These options vest over time and upon the attainment of certain performance milestones attributable to signing of contracts for a certain number of retail stores. During 2000, the Company issued options to a consultant to purchase in the aggregate 400,000 shares of the Company's common stock exercisable at $1.00 to $3.00 per share for two years in reliance on an exemption from registration under Section 4(2) of the Securities Act and other exemptions from registration available under the Securities Act.

     During 2000, warrants representing 2,009,202 shares of the Company's common stock were exercised on a cashless basis pursuant to a settlement with a selling agent in a private debt offering that occurred in 1996 to 1998.

     During January 2000, the Company sold 50,000 shares of the Company's common stock and warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $1.25 per share until January 2002. This transaction resulted in proceeds to the Company of $50,000. As of December 31, 2000, the Company concluded this offering. This transaction was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act.

     During 2000, the Company sold three shares of its Series A cumulative preferred stock generating total proceeds of $750,000. The Series A cumulative preferred stock has a liquidation preference of $250,000 per share and accrues dividends at the rate of 8% per annum. The Company's Series A cumulative preferred stock is convertible into shares of the Company's common stock at the rate of $.385 per share of common stock, subject to certain dilution adjustments. These securities were sold to accredited investors in transactions exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

     During 2000, the Company issued 105,000 shares of its common stock to employees for compensation valued at $94,500. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act and other exemptions from registration available under the Securities Act.

     2001
     ----

     In January 2001, the Company completed a private equity funding agreement that provided the Company with $2,052,000 of equity, enabling the Company to begin the commercial introduction of its proprietary electronic coupon clearing system. In connection with this funding agreement, the Company received proceeds of $2,052,000 in exchange for 6,600,000 shares of the Company's common stock. The shares were sold to Mr. Derrick Bushman and 33 other purchasers who qualified as "accredited" investors under Rule 501 of Regulation D under the Securities Act. In connection with the release of the final $552,000 from escrow, the Company issued 7,600,000 options to purchase shares of the Company's restricted common stock at prices ranging from $.75 per share to $1.50 per share. Also in connection with the release of the final $552,000 from escrow, the Company issued 660,000 options to purchase shares of the Company's restricted common stock to ISC at prices ranging from $.75 per share to $1.50 per share. The shares were sold in reliance on the exemptions from registration available under Section 4(2) of the Securities Act and Regulation D promulgated thereunder. No fee was paid in connection with the sale of these securities. Additionally, in August 2001, in accordance with the agreement to provide financing contracted upon by the Company and the investor group, the Company released from escrow 1,000,000 shares of the Company's restricted common stock in exchange for the satisfaction by the investor group of the agreement to provide the Company with accounts receivable financing.

     In January 2001, the Company's board of directors approved the grant of 25,000 shares of the Company's restricted common stock to each outside Director for each year of service provided to the Company at an exercise price of $.25 per share. The Company granted options to purchase 25,000 shares of its common stock to Mr. Anderegg, Mr. Mozer, Mr. Sattler and Mr. Solomon, options to purchase 125,000 shares of its common stock to Mr. Pirri and options to purchase 175,000 shares of its common stock to Mr. Monsky. This resolution was ratified by the Company's shareholders at the 2001 Annual Shareholders' Meeting held in October 2001. These grants were subsequently approved by the shareholders and registered pursuant to the registration statement on Form S-8 filed with the Commission on February 5, 2002.

     In January 2001, the Company issued options to purchase 730,000 shares of the Company's common stock exercisable at a price ranging from $.25 to $.30 per share, for a two-year to a five-year period and are fully vested. Options to purchase 700,000 shares of the Company's common stock were issued to Donald Uhl, the Company's former Chairman and CEO and are immediately exercisable. The balance was issued to two employees of the Company. The grant of 730,000 options to Mr. Uhl and to the employees of the Company were subsequently approved by the shareholders and registered pursuant to the registration statement on Form S-8 filed with the Commission on February 5, 2002.

     In May 2001, the Company acquired the entire outstanding capital stock of the E. Schulze Corporation, a Colorado corporation in exchange for $1,719,000 in cash (the "Cash Amount") and 17,852,196 shares of the Company's common stock. Prior to the acquisition, the E. Schulze Corporation owned 20,144,196 shares of the Company's common stock. The Company generated the cash necessary to pay the Cash Amount through the sale to certain accredited investors of 2,292,000 shares of its common stock at a price per share of $.75. The bulk of the shares were issued to Melissa Schulze, the wife of the Company's deceased Chairman and CEO, Everett E. Schulze, and Mr. Schulze's six children. Donald Uhl and Michael Mozer each received 1,000,000 shares of the Company's common stock in the transaction. The shares issued by the Company were issued in private transactions in reliance on the exemption from registration available under Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The Company paid no underwriting fee in connection with these transactions.

     In May 2001, the Company sold 403,999 shares of its common stock to a related party and three other purchasers who qualified as accredited investors, pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder, for total gross proceeds of $303,000. The Company paid no underwriting fee in connection with these transactions.

     In December 2001, the Company received stock subscriptions for an additional $175,000 of equity from Michael T. Mozer, President, CEO and Chairman and Derrick Bushman, Director, enabling the Company to begin the marketing of its Budget Saver(TM) program. Under the term of these agreements, each Director will receive 405,093 shares of the Company's common stock. Additionally, each Director shall receive a royalty equal to one quarter of one cent ($.0025) for each coupon processed by the Company through the Budget Saver(TM) program. This royalty payment shall continue until that time when the bid price for the Company's common stock equals or exceeds $2.00 per share for at least 72 days within a 90 day period; provided, that the royalty shall remain in place until at least November 30, 2002, regardless of the bid price. These two Directors also have the first right of refusal on providing additional equity to the Company up to an initial $2,250,000 of equity. These sales were made pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

     On July 1, 2001, one shareholder of the Company's Series A cumulative preferred stock elected to convert their share into common stock of the Company. Upon conversion, this shareholder received 661,926 shares of the Company's common stock.

     During 2001, the Company issued 542,500 shares of its common stock to various management consultants for services rendered valued at $574,425. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act and other exemptions from registration available under the Securities Act.

     During 2001, the Company issued 513,039 shares of common stock upon the exercise of certain class A, B, and C warrants issued in 1996 resulting in proceeds to the Company of $82,597.

     During 2001, the Company also issued 2,715,000 shares of its common stock to noteholders who converted their convertible notes issued in 1996, 1997 and 1998 into shares of the Company's common stock.

     During 2001, the Company borrowed $125,493 from Derrick Bushman, a director of the Company, bearing interest at 8% per annum, convertible into 310,155 shares of the Company's common stock. During 2001, Mr. Bushman elected to convert the note and $565 of accrued interest into 310,155 shares of the Company's common stock.

     During 2001, the Company also issued options to purchase 650,000 shares of the Company's common stock to six consultants and valued these shares at $118,065. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act and other exemptions from registration available under the Securities Act.

     Each of the investors (other than investors that are officers or Directors of the Company) that purchased securities from the Company in 2000 and 2001 executed a subscription, purchase or other agreement, in which the investor made the following representations and warranties to the Company:

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

     Each investor was provided with a private placement memorandum or full and complete information regarding the Company, the securities offered, and the risks of the proposed investment. In addition, investors had the opportunity to ask questions and receive answers from the Company's executive officers regarding the Company's business and the proposed investment.

     Each investor also completed and returned a questionnaire indicating that such investor was an accredited investor at the time of the investment.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

     The following table sets forth certain historical audited financial data for In Store Media Systems, Inc., a Nevada corporation, for the fiscal years ended December 31, 2001, 2000, 1999, 1998, and 1997 which have been derived from, and should be read in conjunction with, the financial statements of the Company and the Predecessor, the related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, which statements were audited by Causey, Demgen & Moore Inc., independent auditors.


                                                                              YEAR ENDED DECEMBER 31,
                                                                              -----------------------

                                                            1997            1998           1999            2000            2001
                                                            ----            ----           ----            ----            ----
STATEMENT OF OPERATIONS DATA:
Revenues:                                              $       --      $       --      $       --      $       --      $     18,506
            Coupon handling fees

Costs and Expenses:
            Research and development                      1,728,466         194,897         250,873          50,350          43,071
            General and administrative                      840,688         866,858       1,549,301       1,704,721       3,136,796
            Depreciation and amortization                    51,438          61,777          66,229          68,940          43,509
                                                       ------------    ------------    ------------    ------------    ------------
              Total costs and expenses                    2,620,592       1,123,532       1,866,403       1,824,011       3,223,376
                                                       ------------    ------------    ------------    ------------    ------------

              Operating loss                             (2,620,592)     (1,123,532)     (1,866,403)     (1,824,011)     (3,204,870)
                                                       ------------    ------------    ------------    ------------    ------------


Other income (expense)
            Interest income                                   4,791          28,147          30,422           7,561          15,892
            Litigation settlement                          (156,250)           --              --              --              --
            Restructuring charges                              --              --              --          (196,511)        (26,121)
            Debt conversion costs                          (257,894)        (20,000)       (107,250)       (291,686)       (631,512)
            Interest expense                             (1,551,362)       (775,591)     (1,242,471)       (208,039)       (806,657)
                                                       ------------    ------------    ------------    ------------    ------------
              Total other income (expense)               (1,960,715)       (767,444)     (1,319,299)       (688,675)     (1,448,398)
                                                       ------------    ------------    ------------    ------------    ------------

Net loss                                               $ (4,581,307)   $ (1,890,976)   $ (3,185,702)   $ (2,512,686)   $ (4,653,268)
                                                       ============    ============    ============    ============    ============

Basic and diluted net loss per common share            $      (0.11)   $      (0.04)   $      (0.06)   $      (0.05)   $      (0.07)
Weighted average common shares outstanding               40,800,000      49,000,000      55,200,000      54,900,000      65,800,000


BALANCE SHEET DATA:
Cash and cash equivalents                              $      1,726    $    316,444    $    248,325    $    191,039    $     21,457
Working capital (deficit)                                (4,937,870)     (3,680,153)     (2,989,244)     (3,301,391)     (1,597,567)
Total assets                                              1,375,016       1,299,568         876,535         496,711         709,696
Long term liabilities                                       196,569         249,770         247,880            --              --
Shareholders' equity (deficit)                           (4,267,082)     (3,227,921)     (2,791,628)     (3,045,914)       (978,360)


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     The following should be read in conjunction with the attached audited consolidated financial statements and the notes attached thereto for the three years ended December 31, 2001.

OVERVIEW

     The Company has identified the accounting policies described below as critical to its business operations and the understanding of the Company's results of operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout this section where such policies affect the Company's reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Notes to the Financial Statements in Item 14 of this Annual Report, beginning on page F-14. The preparation of this Annual Report requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities of the Company, revenues and expenses of the Company during the reporting period and contingent assets and liabilities as of the date of the Company's financial statements. There can be no assurance that the actual results will not differ from those estimates.

     The Company has relied upon the issuance of shares of its common stock, options to purchase its common stock and warrants to purchase its common stock to fund much of the Company's operations. The following describes the methods used to record various stock related transactions.

     Stock issued for services is valued at the market price of the Company's stock at the date of grant.

     Compensation related to the issuance of stock options to employees and Directors is recorded at the intrinsic value of the options, which is the market price of the Company's common stock less the exercise price of the option at the grant date. Compensation related to the issuance of options to purchase the Company's common stock to consultants is recorded at the market price of the Company's common stock at the measurement date. The measurement date is generally the date the options are fully vested.

     Warrants issued to warrantholders with respect to convertible notes and warrants issued in 1996, 1997 and 1998 were initially valued and recorded as debt issuance costs which were subsequently amortized to interest expense over the initial term of the convertible notes. When the warrants expired, the Company recorded the initial 120 day extension of the warrants at the fair value of the warrants using the Black-Scholes option-pricing model. As the warrants were extended for additional 30 day periods, the Company treated the warrants as stock appreciation rights and adjusted the value of the warrants quarterly based on the increase or decrease in the market price of the Company's stock. Upon conversion of these convertible notes into shares of the Company's common stock, the Company valued any additional shares of its common stock issued and recorded any decrease in the warrant exercise price, compared to the original terms of the conversion option, as debt conversion costs.

     The Company is a development stage company engaged in the marketing of its system for distributing and electronically clearing coupons, certain components of which are patented. The Company has generated revenues from operations of $18,506 and has incurred losses of $20,274,570 since inception through December 31, 2001.

     At December 31, 2001, the Company had a stockholders' deficit of $978,360, which reflects $20,106,868 of paid in capital (net of amount attributable to treasury stock) less accumulated deficit of $21,085,228. The accumulated deficit amount is primarily the result of the amount of interest expense incurred in connection with short-term convertible notes and debentures by the Company and the Predecessor in private transactions from 1996 through 2001, research and development, and general and administrative expenses incurred since inception. At December 31, 2001, the Company had a working capital deficit of $1,597,567.

     In March 2001, the Company launched the initial pilot program of its proprietary electronic coupon clearing system in four retail supermarkets in South Carolina. In connection with this pilot program, the Company generated operating revenue for the first time since its inception. In order to initiate and fund the commercial introduction of these systems, the Company entered into a private equity funding agreement in January 2001. Under the terms of the agreement, the Company received initial proceeds of $1,000,000 and an additional $1,052,000 was held in escrow pending the Company's completion of certain milestones, including the commencement of the pilot program and the initial signing of long-term contracts with retailers. In April 2001, the Company received $500,000 of these escrowed funds as a result of the successful launch of its pilot program in March 2001. In August 2001, the Company received the remaining $552,000 from escrow in exchange for the issuance of 7,600,000 options to purchase shares of the Company's restricted common stock at prices ranging from $.75 per share to $1.50 per share. These options were issued to the investor group since the Company did not complete the milestones required for the release of the escrowed funds as designated by the agreement. In addition to the equity proceeds, the Company required supplementary financing to fund the equipment and accounts receivable financing required for the rollout of its systems. The Company and ISC are parties to an agreement under which ISC agreed to secure a credit facility to finance the cost of manufacturing the Company's systems for distributing and clearing coupons, subject to the satisfaction of certain terms and conditions by the Company. Mr. Bushman, one of the Company's Directors, and certain of his affiliates, are principals and executive officers of ISC.

     In November 2001, the Company acquired the rights to market and sell to certain specified retailers, the patented and proprietary coupon-merchandising program of Let's Go Shopping, Inc., which it has incorporated into the Company's Budget Saver(TM) program. In connection with this program, the Company received stock subscriptions for an additional $175,000 of equity from each of Michael T. Mozer, President, CEO and Chairman and Derrick Bushman, Director, enabling the Company to begin the marketing of its Budget Saver(TM) program. In January 2002, the Company raised an additional $150,000 of equity from ISC enabling the Company to continue the marketing of its Budget Saver(TM) program. In February 2002, the board of directors authorized the offering of up to $700,000 of 2002 Units to accredited investors to continue the marketing of the Budget Saver(TM) program. As of March 27, 2002, the Company had sold 892,097 of its 2002 Units generating total gross proceeds of $366,200.

     The Company is unable to provide any assurance that it will be able to raise the additional funds necessary to finance anticipated costs associated with the commencement of the Budget SaverTM program and otherwise to implement its business plan and strategy, as presently contemplated.

     During 2001, the Company repaid outstanding notes and related accrued interest totaling $833,246. Additionally, noteholders converted $1,488,794 of principal and accrued interest into 3,025,155 shares of the Company's common stock during this same time period. The Company is seeking to eliminate all remaining debt obligations through the conversion or buyout of the notes. As of December 31, 2001, notes totaling $487,500 remain outstanding and in default. In March 2002, the Company provided these noteholders with the option of extending their notes through October 31, 2002 or electing to convert their notes and accrued interest into shares of the Company's common stock. As of March 27, 2002 notes totaling $50,000 have been extended and notes totaling $77,176, including accrued interest of $27,176, been converted into 150,000 shares of the Company's common stock. Through December 31, 2001 the Company remained burdened with debt obligations and a continuing lack of working capital. The raising of additional equity in the first quarter of 2002 relieved some of the burden relating to the debt obligations and provided the necessary funding to continue the marketing of the Company's Budget Saver(TM) program. If the Company is unsuccessful in eliminating all remaining debt obligations either through conversion or buyout, the Company may require the securing of additional working capital to continue its program and operations as planned. Otherwise, the Company may be forced to curtail or discontinue its operations.

FINANCIAL CONDITION

     The Company had $709,696 in total assets and $1,688,056 in total liabilities at December 31, 2001, as compared to $496,711 and $3,542,625 at the end of fiscal 2000 and $876,533 and $3,668,163 at the end of fiscal 1999, respectively. Accounts payable and accrued expenses at the end of fiscal year 1999 were $1,186,958 as compared to $1,256,775 at the end of fiscal 2000 and $1,166,560 at December 31, 2001, respectively. The Company had a working capital deficit of $1,597,567 at December 31, 2001, as compared to a working capital deficit of $3,301,391 at December 31, 2000 and $2,989,244 at December 31, 1999.
The difference from 2001 to 2000 is primarily attributed to an increase of $226,539 in accounts payable and a reduction in accrued interest and notes payable of $2,131,141.

RESULTS OF OPERATIONS

     The Company's operational costs historically have increased or decreased primarily due to the expansion or contraction of the Company's ongoing research and development efforts. The Company has incurred operating expenses of $13,282,444 from inception through December 31, 2001. These expenses include $3,318,423 in research and development expenses and $9,627,180 in general and administrative expenses. Subject to the availability of additional funds, the Company expects its operational expenses and costs to increase as it expands its marketing and promotional efforts to commence the introduction of its systems, products and services.

YEAR ENDED DECEMBER 31, 2001, COMPARED TO YEAR ENDED DECEMBER 31, 2000

     For the year ended December 31, 2001, the Company sustained net operating losses of $4,653,268, as compared to net losses of $2,512,686 for the year ended December 31, 2000. The increase in operating losses primarily was due to an increase in interest expense, debt conversion costs, and general and administrative expenses.

     The Company's operating expenses for the year ended December 31, 2001, increased by approximately 77% to $3,223,376, as compared to operating expenses of $1,824,011 for the same period last year. The increase in operating expenses in 2001 was due to increases in general and administrative expenses. General and administrative expenses increased by $1,432,075 or approximately 84% to $3,136,796 for the 2001 year, as compared to general and administrative expenses of $1,704,721 for the same period last year. The increase in general and administrative expenses primarily was due to increases of $585,772 in stock based compensation to employees and consultants, and an increase of $683,674 in expenses incurred with management consultants.

     The Company's net non-operating expense (including non-operating interest income and interest expense) increased to $1,448,398 for the year ended December 31, 2001, as compared to non-operating expenses of $688,675 for the year ended December 31, 2000. The increase was primarily due to an increase of approximately 288% in interest expense and an increase of approximately 117% in debt conversion costs for the year ended December 31, 2001. The increase in interest expense was primarily due to the increase in value assigned to the extension of the warrant exercise period related to the Company's debt offerings. The effect of the valuation assigned to the warrants resulted in a decrease in interest expense of $95,901 and an increase in interest expense of $474,175 for the years ended December 31, 2000 and 2001 respectively. Debt conversion costs for the year ended December 31, 2001, increased to $631,512 due to the increase in the number of notes converted to the Company's common stock during 2001 as compared to 2000.


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

     The Company's operating expenses for the year ended December 31, 2000, decreased by approximately 2% to $1,824,011, as compared to operating expenses of $1,866,403 for the same period last year. The decrease in operating expenses in 2000 was due to decreases in research and development expenses, offset by some increases in general and administrative expenses. Research and development costs decreased by approximately 80% to $50,350 for the year ended December 31, 2000, as compared to research and development costs of $250,873 for the same period last year. This decrease was due to the absence of certain expenses relating to patent development. During 1999, the Company expensed as patent development expenses a note receivable of $244,311 from the Company's former president, which was exchanged for certain patents. General and administrative expenses increased by $155,420 or approximately 10% to $1,704,721 for the 2000 year, as compared to general and administrative expenses of $1,549,301 for the same period last year. The increase in general and administrative expenses primarily was due to increases of $324,527 in stock based compensation to employees and consultants, offset by decreases in advertising, travel and employee benefit expenses during 2000.

     The Company's net non-operating expense (including non-operating interest income and interest expense) decreased to $688,675 for the year ended December 31, 2000, as compared to non-operating expenses of $1,319,299 for the year ended December 31, 1999. The decrease was primarily due to a decrease of approximately 83% in interest expense for the year ended December 31, 2000. The decrease in interest expense was primarily due to the decrease in value assigned to the extension of the warrant exercise period related to the Company's debt offerings. The effect of the valuation assigned to the warrants resulted in an increase to interest expense of $959,859 and a decrease in interest expense of $95,901 for the years ended December 31,1999 and 2000 respectively. Debt conversion costs for the year ended December 31, 2000, increased by approximately 172% to $291,686 due to the increase in the number of notes converted to the Company's common stock during 2000 as compared to 1999.

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

     At December 31, 2001, the Company had $1,688,056 in current liabilities, of which $731,493 (including $243,993 of interest accrued thereon) was in the form of convertible, short-term debentures issued by the Company and the Predecessor in private transactions during the 1998, 1997 and 1996 fiscal years. At December 31, 2001, the Company was in default of its obligations under the notes issued to investors by the Company and the Predecessor in the amount of $487,500. A portion of the notes was converted into shares of the Company's common stock during the 1998, 1999, 2000 and 2001 fiscal years. Approximately $50,000 of notes have been extended to October 31, 2002. In March 2002, the Company issued a letter to all noteholder's providing them the option of extending their notes and accrued interest until October 31, 2002 or converting their notes and accrued interest for shares of the Company's common stock. At December 31, 2001, notes in the aggregate principal amount of $487,500 remained outstanding, as compared to notes in the aggregate principal amount of $1,679,976 that were outstanding on December 31, 2000. The remaining portion of the Company's current liabilities is primarily comprised of short-term note obligations totaling $33,996 and continuing payment obligations of $490,688 (at December 31, 2001 and December 31, 2000) to Unisys Corporation. The Company relies on the availability of additional capital to satisfy all such obligations.

     The Company will require additional capital to continue and complete development of its systems, to market its products and services and to implement its business strategies.

     The Company has limited access to additional sources of equity and debt financing and it can provide no assurance that additional funds will be available at all, or if available, on commercially acceptable terms or in a timely manner to enable the Company to continue its operations as expected.

     Since the end of fiscal year 2000 through December 31, 2001, the Company's cash position has declined. At December 31, 2001, the Company had available cash of $21,457, as compared to available cash of $191,039 at December 31, 2000.

     The Company requires additional capital to finance its operating costs through the sale of equity and/or debt securities in private transactions to continue its operation as planned.

     During the year ended December 31, 2001, the Company issued 513,039 shares of its common stock in connection with the exercise of warrants. The Company also issued 3,025,155 shares of its common stock to note holders who converted their notes into the Company's common stock.

     In January 2002, the Company raised an additional $150,000 of equity from ISC, enabling the Company to continue the marketing of its Budget Saver(TM) program. In February 2002, the board of directors authorized the offering of up to $700,000 of 2002 Units to accredited investors. As of March 27, 2002, the

Company had sold 892,097 of its 2002 Units generating total gross proceeds of $366,200. The Company requires additional capital to finance its operating costs through the sale of equity and/or debt securities. Additionally if the Company is successful in securing long-term contracts with a minimum number of customers, then the Company would be in a much stronger position to secure addition capital if the need should arise. Failure to secure these contracts would require the Company to acquire additional capital in the form of either debt or equity. If the Company were unable to secure this additional capital, if needed, it would most likely impair the ability of the Company to meet its obligations in the near or medium term and to continue operations.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
---------------------------------------------------------------------

     The Company does not own or invest in market risks sensitive instruments for trading or other purposes.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed in the accompanying index to financial statements required to be filed are attached to this Annual Report. Reference is made to page F-1 of this Annual Report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     On December 31, 2001, Donald P. Uhl resigned as President and Chief Executive Officer of the Company. Mr. Uhl was immediately succeeded by Michael
T. Mozer, a director and Vice Chairman of the Company. On October 24, 2001, John Watkins was formerly elected as director of the Company and filled the position vacated by Joel Monsky who decided not to run for re-election as director of the Company. Our executive officers and directors and their ages at the date of this annual report are as follows:



NAME                       AGE       POSITION
---------                ------      --------------

Michael T. Mozer           53        Chief Executive Officer, President and Chairman
Robert L. Cohen            39        Vice President and Chief Financial Officer
Thomas F. Carroll          56        Vice President of Sales & Marketing
James B. Babo              34        Vice President of Business Development and Operations
Michael Eckerman           49        Vice President of Manufacturer Marketing
Ron Anderegg               49        Director
Frank J. Pirri             61        Director
John Watkins               51        Director
Ray Solomon                49        Director
Donald P. Uhl              68        Director
George Sattler             65        Director
Derrick Bushman            36        Director


     The following discussion includes biographical information regarding the Company's officer, directors and significant employees. All officers are appointed by and serve at the discretion of the board of directors of the Company. Directors serve for one-year terms or until their successor is duly elected and qualified. There are no family relationships between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

     MICHAEL T. MOZER, Chief Executive Officer, President and Chairman, has been President and Chairman of the Board since January of 2002 and has been a director of the Company since March 2000. In December 1999, he co-founded Morris & Mozer Financial, Inc. ("MMF"), where he was a principal and served as President until December 2001. MMF provides financial consulting, structuring and debt placement services for businesses throughout the United States. From 1996 to 1999, he served as a Senior Vice President of Dougherty Summit Securities, Inc., where he established structured finance and fixed income divisions to serve the needs of financial institutions and businesses throughout the United States. From 1983 to 1996, Mr. Mozer was engaged in the private practice of law. From 1979 to 1983 he served as General Counsel for Norwest Mortgage, Inc.

     ROBERT L. COHEN, Corporate Secretary, Vice President and Chief Financial Officer, joined the Company in July 2000. From 1998 to 2000, Mr. Cohen was Vice President and Chief Financial Officer for Avanti Holdings, Inc., where among his other duties, he managed the coupon redemption operations for all 131 Avanti convenience stores and gas stations. From 1994 to 1998, Mr. Cohen served as Vice President/Chief Financial Officer of Kiddie Rides USA, a manufacturer, distributor and operator of coin-operated children's amusement rides. While at Kiddie Rides USA, he was involved in all phases of the operations from manufacturing to daily financial controls of the business. From 1991 to 1994, Mr. Cohen was Director of Finance and then Vice President/Chief Financial Officer for Omni Bancorp, a multi-bank holding company with $500 million in assets and 17 bank locations.

     THOMAS F. CARROLL, Director, Vice President Sales and Marketing, joined the Company as Vice President in August of 2000 and became a director on February 23, 2001. Mr. Carroll has 32 years experience in the retail food industry, working with both packaged goods manufacturers and food retailers nationally. Before joining the Company, Mr. Carroll was the founder and president of I.D.Y. Ltd., which was a company organized by Mr. Carroll in 1996 to create marketing programs for supermarket retailers nationally. I.D.Y. also planned and executed marketing programs for small to mid-size consumer packaged goods companies. Before his involvement with I.D.Y., from 1988 to 1996 Mr. Carroll was Vice President, Marketing and Technology for Five Star Brokerage Company, the leading food brokerage company in Colorado. Mr. Carroll previously was a sales representative for Oscar Mayer and Company and a sales representative for Gillette. He also served as director of National Accounts for Ragu.

     JAMES B. BABO, Vice President / Director of Product Development and Operations, joined the Company in September 2001. Prior to joining the Company, Mr. Babo worked for TKI Consulting, a division of Hall Kinion Company as a Senior Consultant. Mr. Babo worked with Fortune 100 Companies as well as start-ups, with a focus on managing I.T. and eCommerce projects. From 1991 to 1998, Mr. Babo worked for Dayton Hudson Corporation (Target Corporation), a general merchandise retailer with annual gross sales in excess of $30 Billion. Jim Babo worked as a Financial Analyst in operations and at corporate headquarters. Jim Babo brings to the Company superior analytical, organizational and management skills.

     MICHAEL ECKERMAN, Vice President of Manufacturer Marketing, joined the Company in January 2002 to handle all marketing to manufacturers. Mr. Eckerman has more than 30 years experience in all facets of the retail food industry, where he gained valuable expertise interacting with brand managers and senior marketing managers of the vast majority of the major consumer packaged goods
(CPG) manufacturers. Mr. Eckerman began his career as territory manager for the Campbell Soup Company and gained professional marketing and management experience with the Nash Finch Company, a major wholesale distributor to supermarkets. Thereafter, Mr. Eckerman was the key executive with several food brokerage companies. Mr. Eckerman was President and General Manager of Remco Ltd. in 1991. Mr. Eckerman was President and General Manager of Acosta Sales and Marketing, Inc., in the Upper Midwest United States from 1985 to 2000. In December of 2000, Mr. Eckerman was hired as a service representative for Principal Financial.

     RONALD F. ANDEREGG, Director, was elected to fill a vacancy on the Company's board of directors on April 25, 2000. Mr. Anderegg currently is the President and CEO of Parcus Networks, Inc., a provider of telecommunications services. Before his involvement with Parcus Networks, Inc., from 1995 to 2000. Mr. Anderegg was the President/CEO of SouthNet Telecom Services, Inc. (STSI.net). STSI.net is a wholesaler of network services, including Voice Internet Protocol Telephony (VoIP), Data Transport Services, Internet access, e-commerce web development, website hosting and co-location services. The company provides dial-up VoIP and Internet access to over 1,800 cities, reaching

65% of the U.S. population with the largest VoIP network in the nation, and is among the top 50 certified Competitive Local Exchange Carriers (CLEC) in the U.S. Mr. Anderegg is also a director of UltraBrowser.com. In addition, Mr. Anderegg served as Division Vice President for TruGreen ChemLawn from 1979 to 1998.

     FRANK PIRRI, Director, has been a director of the Company since 1995. He has over 37 years of experience in the management of consumer and business-to-business motivational programs. Since April 2001 he has been self-employed. From the end of March of 2001 to December 1998 he served as a Senior Vice President, Offline Commerce for MyPoints.com, Inc. From May 1997 to November 1998, Mr. Pirri served as Executive Vice President of Motivation.Net, an Internet Loyalty Marketing company. From January 1994 to May 1997, Mr. Pirri served as the President and Chief Executive Officer of Life Facts, Inc., a medical information products company. From January 1993 to January 1994, Mr. Pirri served as the Vice Chairman of S&H Citadel, Inc., an incentive marketing services company, following its merger with S&H Motivation and Citadel Motivation. From 1987 to January 1993, Mr. Pirri served as President and Chief Executive Officer of S&H Motivation, a consumer and business-to-business performance improvement company. Before joining S&H Motivation, Mr. Pirri held numerous positions over a 24-year period at The Sperry & Hutchinson Company (S&H Green Stamps).

     JOHN WATKINS, Director, has more than 17 years of experience in the food industry. He currently serves as the Executive Vice President of New Business Development for Acosta Sales and Marketing. Before becoming Executive Vice President of New Business Development, Mr. Watkins held various positions at Acosta Sales and Marketing beginning in 1983 before joining Acosta Sales and Marketing, from 1977 to 1983, Mr. Watkins held several positions at Procter & Gamble.

     RAYMOND SOLOMON, Director since October 2000, is a licensed attorney, Mr. Solomon has been engaged in solo practice specializing in the areas of medical malpractice and children's lead poisoning cases since 1978. Mr. Solomon is also a shareholder of the Company.

     DONALD P. UHL, former President and Chairman, is a co-founder of the Company. Since the inception of the Predecessor in December 1992 until March 2000, Mr. Uhl served as the Executive Vice President and a director of the Company or the Predecessor. Mr. Uhl was elected President and Chairman by the board of directors of the Company on March 8, 2000. Before joining the Company, Mr. Uhl served as an officer, director or consultant to companies in the electronic testing equipment, computer disc and coupon businesses. From February 1992 to October 1992 Mr. Uhl served as Executive Vice President of Es-Tech Corporation, where he was responsible for facilitating the marketing and production of the aluminum can recycling CanPactor(TM). Before working on the CanPactor project, Mr. Uhl served as Vice President of Corporate Development for Premier Technologies Inc., a startup company engaged in the production of electronic cable-test equipment. From 1988 to 1990, Mr. Uhl was the President of Capital Funding Advisors Inc., a consulting firm specializing in developing financing proposals for small emerging companies. Before that time, Mr. Uhl was founder, Chairman and President of Western Energy Development Company Inc., a publicly held company involved in oil and gas production. Mr. Uhl also served on the Governors Front Range policy committee from 1980 to 1981, was the Mayor of Monument, Colorado from 1978 to 1982 and was the Chairman of the Pike's Peak Area Council of Governments from 1980 to 1982.

     GEORGE E. SATTLER, Director, was elected to the board of directors of the Company in October 2000. Mr. Sattler has 47 years experience in the retail food industry with supermarkets and with major packaged goods manufacturers. From 1996 to 2000, Mr. Sattler was the president of G.E.S. Associates, which provides consulting services to food brokers and retailers across the United States. In 1974, he co-founded the Mancini Groesbeck Brokerage Company, the first regional food brokerage in the west. In 1987, Mr. Sattler bought out his partner and merged with another local food broker to form Five Star Brokerage of Colorado. Five Star operated in northern California, Oregon, Washington, Montana, Idaho, Utah, and Colorado. In 1995, Five Star was acquired by Marketing Specialists, a national sales and marketing company. Mr. Sattler remained chairman of the Colorado operation, which served such clients as: Nabisco, H.J. Heinz, Borden Foods, Ragu Corp., Jergens, Kelloggs, Mars, Dial, Quaker Oats Company, and many others. Since leaving Marketing Specialists, George Sattler has devoted full time to operating his master broker/consulting business, G.E.S. Associates, bringing manufacturers together with brokers throughout the U.S.

     DERRICK BUSHMAN, Director, has been a director of the Company since February 2001. Mr. Bushman has over 20 years of experience in the financial services industry. He currently is the President of Canton State Bank and holds several management/ownership positions in several financial firms throughout the upper Midwest. Mr. Bushman was a founding partner and the Chief Financial Officer of Dealers Credit, which was organized in 1992 and later sold to BB&T in 1999. As the firm's CFO, he structured financing arrangements to address its capital needs using both debt and equity methods of financing. He also was responsible for the management of all financial functions for the firm in the areas of lending and collections. Additionally, Mr. Bushman is involved in several family-owned businesses in the produce and manufacturing industries. He graduated from the University of Notre Dame in 1987 with a degree in Business Administration.

Compensation Committee Interlocks and Insider Participation

     From approximately December 2000 to February 2002, Mr. Derrick Bushman, Director and Mr. Michael T. Mozer, President, Chief Executive Officer and Chairman, were both on the board of directors of ISC. Mr. Mozer resigned from the board of directors of ISC in February 2002 and relinquished all interest in ISC.

     No other interlocking relationship exists between the Company's board of directors or Compensation Committee and the board of directors or Compensation Committee of any other Company.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) Beneficial Ownership Reporting Compliance Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules of the Commission thereunder require the Company's executive officers, directors and greater than 10% stockholders to file reports of ownership and changes in ownership of the common stock of the Company with the Commission. Based upon a review of such reports, the Company has determined that all such reports required by Section 16(a) were filed on time.

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

REMUNERATION OF EXECUTIVE OFFICERS

     The following table sets forth information concerning the compensation received for the fiscal years ended December 31, 2001, 2000, and 1999 for services rendered to the Company in all capacities by the individual who served as the Company's Chief Executive Officer at the end of the 2001 fiscal year and other highly compensated executives of the Company. The total amount of the annual salary and bonus payable to each of the Company's other executive officers for the last completed fiscal year was below $100,000. See Item 13 - Certain Relationships and Related Transactions.

                           SUMMARY COMPENSATION TABLE



                                       Annual Compensation               Long-Term Compensation
                                  ----------------------------       ---------------------------------
  Other name and                                                        Awards                 Payouts
     Principal                                                        ----------             ----------
   Compensation                                                       Restricted     Stock      LTIP
 Position station    Fiscal    Salary                                    Stock     Options/   Payouts     All other
        ($)           Year       ($)       Bonus ($)     Other ($)    Awards (#)   SARs (#)     ($)     Compensation
---------------------------- --------------------------------------   ------------------------  ----    ------------
Everett E.
Schulze, Jr.          2001   $      -0-   $     -0-    $     -0-          -0-          -0-      -0-        -0-
Former President,     2000   $   100,000        -0-          -0-          -0-          -0-      -0-        -0-
Chief Executive       1999   $   120,000        -0-          -0-          -0-          -0-      -0-        -0-
Officer and
Chairman (1) (2)
(3) (4)

Donald P. Uhl         2001   $   129,990        -0-          -0-          -0-      700,000      -0-        -0-
Former President,     2000   $    80,000        -0-          -0-          -0-          -0-      -0-        -0-
Chief                 1999   $    80,000        -0-          -0-          -0-          -0-      -0-        -0-
Executive Officer
and Chairman (5)

Robert L. Cohen       2001   $   120,000        -0-          -0-          -0-          -0-      -0-        -0-
Vice President and    2000   $    56,800        -0-          -0-          -0-      349,375 (6)  -0-        -0-
Chief Financial       1999   $      -0-         -0-          -0-          -0-          -0-      -0-        -0-
Officer

Thomas F. Carroll     2001   $   150,000        -0-       13,827          -0-          -0-      -0-        -0-
Vice President        2000   $    62,500        -0-        2,900          -0-      212,500(7)   -0-        -0-
Sales &               1999   $    -0-           -0-          -0-          -0-          -0-      -0-        -0-
Marketing

James B. Babo         2001  $     54,250        -0-          -0-          -0-          -0-      -0-        -0-
Vice President        2000  $        -0-        -0-          -0-          -0-          -0-      -0-        -0-
Business              1999  $        -0-        -0-          -0-          -0-          -0-      -0-        -0-
Development &
Operations


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

     (3) Mr. Schulze passed away in December 2000. His vacant position as director of the Company was filled by Mr. Derrick Bushman in February 2001.

     (4) Annual compensation for Mr. Schulze includes $27,000 of wages that were paid in 2001.

     (5) Annual compensation for Mr. Uhl includes $43,332 of wages that were accrued but not paid as of December 31, 2001.

     (6) Includes 264,375 shares issuable upon the exercise of options granted to Mr. Cohen under his employment agreement. Also includes 85,000 shares issuable upon the exercise of options granted to Mr. Cohen on November 12, 2000. See ITEM 11. EXECUTIVE COMPENSATION - Individual Option Grants.

     (7) Includes 87,500 shares issuable upon the exercise of options granted to Mr. Carroll under his employment agreement. Also includes 125,000 shares issuable upon the exercise of options granted to Mr. Carroll on November 12, 2000. See ITEM 11. EXECUTIVE COMPENSATION - Individual Option Grants.

DIRECTOR COMPENSATION

     Directors of the Company who are also employees do not receive cash compensation for their services as directors or members of committees of the board of directors of the Company, but are reimbursed for their reasonable expenses incurred in connections with attending meetings of the board of directors or management committees of the Company.

     In January 2001 the Company's board of directors approved the grant of options to purchase 25,000 shares of the Company's restricted common stock to each outside director, for each year of service provided to the Company at an exercise price of $.25 per share. The Company granted a options to purchase 25,000 shares of its common stock to Mr. Anderegg, Mr. Mozer, Mr. Sattler and Mr. Solomon, options to purchase 125,000 shares of its common stock to Mr. Pirri and options to purchase 175,000 shares of its common stock to Mr. Monsky. Upon exercise, the cost of these shares will be paid by a note from each director for their respective shares and be collateralized by the corresponding stock. This resolution was ratified by the Company's shareholders at the 2001 Annual Shareholders' Meeting. See ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

EMPLOYMENT AGREEMENTS

     The Company and Mr. Robert Cohen were parties to a one-year employment agreement dated July 11, 2000, pursuant to which the Company retained Mr. Cohen as its Chief Financial Officer and Vice President. The term of the agreement was 12 months and ended on July 10, 2001. The agreement provided for a salary of $10,000 per month during its term. Under the employment agreement, the Company granted to Mr. Cohen options to purchase 105,000 shares of the Company's common stock under the employment agreement. These options are exercisable immediately at an exercise price of $0.25 per share and will expire on the second anniversary of the date on which they were granted. The employment agreement further provided Mr. Cohen the right to receive options to purchase 12,500 additional shares of the Company's common stock for each month during the term of the employment agreement. These options are exercisable at a per share exercise price equal to the lesser of $1.00 or 85% of the average closing price of the stock during the 15 calendar days before their exercise. They will expire on the second anniversary of the date on which they were granted. The Company paid to Mr. Cohen $1,750 in cash and granted to Mr. Cohen options to purchase 9,375 additional shares of the Company's common stock as consideration for services rendered before the date of the agreement. These last set of options are fully vested and exercisable at $0.25 per share. Additionally, Mr. Cohen is eligible to participate in the Company's 2000 Omnibus Equity Incentive Plan and the Company's Bonus Plan. He also is entitled to receive certain other benefits offered to other employees of the Company. Mr. Cohen will be entitled to severance if the Company terminates the agreement without cause. Mr. Cohen's employment agreement also contains certain other customary terms and provisions, including provisions relating to the treatment of confidential information and the solicitation of customers and accounts belonging to the Company. The Company is currently in the process of creating a new employment agreement for Mr. Cohen.

     The Company and Mr. Thomas Carroll were parties to a one-year employment agreement dated August 1, 2000, pursuant to which the Company retained Mr. Carroll as its Vice President of Sales and Marketing. Mr. Carroll's employment agreement provided for a gross salary for $12,500 per month during its term. In addition to salary compensation, Mr. Carroll received options to purchase 87,500 shares of the Company's common stock, which are immediately exercisable at an exercise price of $0.25 per share and will expire two (2) years from the date on which they were granted. Under the employment agreement, Mr. Carroll also is eligible to receive additional options to purchase shares of the Company's common stock, which options shall be exercisable at the date on which they will have been granted. These options will be exercisable at an exercise price equal to the lesser of $1.00 per share or 85% of the average closing price of the stock during the 15 calendar days before the date on which they will have been exercised. These options also will expire on the second anniversary of the date on which they will have been granted. They will be granted on the completion of certain performance benchmarks, as described in the agreement. The remaining terms of Mr. Carroll's employment agreement were substantially similar to the terms of Mr. Cohen's employment agreement, as described above.

INDIVIDUAL OPTION GRANTS

     During the fiscal years ended December 31, 2001 and 2000, options and warrants to purchase 1,130,000 shares and 736,875 shares, respectively, of the Company's common stock, were granted to certain executive officers, directors and employees and 650,000 shares and 975,000 shares, respectively, were granted to consultants at exercise prices ranging from $0.25 to $1.00 per share pursuant to the vesting schedules of their respective agreements. The following tables set forth certain information at December 31, 2001, and for the fiscal year then ended with respect to stock options granted to and exercised by the individuals named in the Summary Compensation Table above.



                                         Option Grants in Fiscal Year 2001
                                                                                    Potential Realizable Value at
                                                                                    Assumed Annual Rates of Stock
                                                                                    Price Appreciation for Option
                                         Individual Grants                                     Term(2)
                   -------------------------------------------------------------   ------------------------------
                                Percent of
                   Number of   Total Options
                   Securities   Granted to
                   Underlying  Employees in  Exercise  Market
                    Options     Fiscal Year   Price    Price       Expiration
Name               Granted(#)       (1)       ($/Sh)  ($/Sh)(3)       Date            0%        5%($)      10%($)
----               ----------   -----------  --------  -------     ----------     --------    -------    --------

Donald P. Uhl       700,000        61.9%       $0.30  $0.6562   January 15, 2006  $ 249,340   $376,247   $529,772

Other Employees      30,000         2.7%       $0.25  $0.6562   January 15, 2003  $  12,186   $ 14,204   $ 16,320

------------

     (1) Based on options granted to certain directors, executive officers and employees to purchase 1,130,000 shares of the Company's common stock, but not including options granted to certain consultants to purchase 1,310,000 additional shares of common stock of the Company, and investors to purchase 7,600,000 shares of common stock of the Company.

     (2) The 5% and 10% assumed rates of appreciation are suggested by the rules of the Commission and do not represent the Company's estimate or projection of the future price of the Company's common stock. There can be no assurance that any of the values reflected in the table will be achieved.

     (3) Based on the closing price of the Company's common stock on the corresponding date of grant.


OPTION EXERCISES DURING LAST FISCAL YEAR

                                  Aggregated Option Exercises in Last Fiscal Year
                                         And 2001 Year End Option/SAR Values

                                                                    Number of Securities
                                                                   Underlying Unexercised     Value of Unexercised
                                                                         Options at         In-the-Money Options at
                                                                    December 31, 2001(#)    December 31, 2001($)(2)
                              Shares Acquired         Value             Exercisable/              Exercisable/
Name                          on Exercise (#)    Realized ($)(1)        Unexercisable            Unexercisable
----                          --------------     --------------     ---------------------   -----------------------

Donald P. Uhl                       --                   --             700,000 / -0-            $84,000 / -0-

George E. Sattler                   --                   --             175,000 / 425,000        $24,400 / 26,775

Robert L. Cohen                     --                   --             349,375 / -0-            $43,344 / -0-

Thomas F. Carroll                   --                   --             212,500 / -0-            $36,125 / -0-

Other Directors                     --                   --             375,000 / -0-            $63,750 / -0-


------------

(1) Calculated on the basis of the fair market value of the underlying securities at the exercise date minus the exercise price.


(2) Calculated on the basis of the fair market value of the underlying securities at December 31, 2001 ($0.42 per share) minus the exercise price.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Except as otherwise indicated, the following table sets forth certain information regarding the beneficial ownership of the Company's common stock at December 31, 2001, by (i) each of the Company's directors and officers, (ii) each person or entity who beneficially owned more than five percent of the Company's common stock, and (iii) all directors and officers of the Company as a group.


        SHARES OF COMMON                   NUMBER OF SHARES
    NAME AND ADDRESS OF BENEFICIAL         OF COMMON STOCK       PERCENTAGE OF
  OWNER BENEFICIALLY OWNED (1)            BENEFICIALLY OWNED         STOCK
--------------------------------------------------------------------------------

Ronald F. Anderegg                         4,911,921  (1) (2)        6.9%
1600 South Beacon Boulevard
Grand Haven, MI  49417

Melissa Schulze                            3,700,000                 5.2%
6756 South Holland Way
Littleton, CO  80128

Derrick Bushman                            3,059,680  (1) (3)        4.2%
15423 East Batavia Drive
Aurora, Colorado  80011

Donald P. Uhl                              1,700,000  (1) (4)        2.37
15423 East Batavia Drive
Aurora, Colorado  80011

Michael T. Mozer                           1,355,000  (1) (5)        1.9%
15423 E. Batavia Dr.
Aurora, CO  80011

        SHARES OF COMMON                    NUMBER OF SHARES
    NAME AND ADDRESS OF BENEFICIAL          OF COMMON STOCK      PERCENTAGE OF
  OWNER BENEFICIALLY OWNED (1)             BENEFICIALLY OWNED       STOCK
--------------------------------------------------------------------------------

Frank Pirri                                  650,000  (1) (6)         *
15423 East Batavia Drive
Aurora, Colorado  80011

Raymond Solomon                              377,500  (1) (7)         *
15423 East Batavia Drive
Aurora, Colorado  80011

George E. Sattler                            175,000  (8)             *
15423 E. Batavia Dr.
Aurora, CO  80011

Robert L. Cohen                              359,375  (9)             *
15423 E. Batavia Dr.
Aurora, CO  80011

Thomas F. Carroll                            212,500  (10)            *
15423 E. Batavia Dr.
Aurora, CO  80011

All Officers and
Directors as a Group (10 persons)          16,490,976  (1) (2) (3)    22.1%
                                                       (4) (5) (6)
                                                       (7) (8) (9)
                                                       (10)

------------------


*    Less than 1.0%

(1) Beneficial ownership is determined in accordance with the applicable rules under the Exchange Act. In computing the number of shares beneficially owned by an executive officer or a director and the percentage ownership of that person, shares of the Company's common stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days from December 31, 2001, are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. For purposes of determining the individual beneficial ownership percentage, each percentage was calculated based on the Company's common stock outstanding at December 31, 2001 (71,003,498 shares) adjusted in the case of each executive officer and director by the number of stock options held by that individual and which are exercisable within 60 days of December 31, 2001.

(2) Includes 4,886,921 shares of the Company's common stock held in Mr. Anderegg's name and options to purchase 25,000 shares of the Company's common stock at an exercise price of $.25 per share.

(3) Includes 1,914,006 shares of the Company's common stock held in Mr. Bushman's name and options to purchase 1,145,674 shares of the Company's common stock at prices ranging from $.75 per share to $1.50 per share.

(4) Includes 1,000,000 shares of the Company's common stock held in Mr. Uhl's name and options to purchase 700,000 shares of the Company's common stock at an exercise price of $.30 per share. A total of 2,380,000 shares of the Company's common stock are held in the name of the PLDLC Family Limited Partnership, a Colorado limited partnership. Mr. Uhl is General Partner and exercises voting control with respect to the stock in the partnership. Mr. Uhl disclaims beneficial ownership of the PLDLC shares other than through his derivative ownership interest in the PLDLC partnership.

(5) Includes 1,000,000 shares of the Company's common stock held in Mr. Mozer's name and options to purchase 355,000 shares of the Company's common stock at prices ranging from $.25 per share to $1.50 per share.

(6) Includes 525,000 shares of the Company's common stock held in Mr. Pirri's name and options to purchase 125,000 shares of the Company's common stock at $.25 per share.

(7) Includes 352,500 shares of the Company's common stock held in Mr. Solomon's name and options to purchase 25,000 shares of the Company's common stock at $.25 per share.

(8) Includes shares of the Company's common stock issuable upon the exercise of options granted to Mr. Sattler under a certain consulting agreement dated June 1, 2000, which options are exercisable at an exercise price of $0.25 per share and additional options to purchase 25,000 shares of the Company's common stock at an exercise price of $.25 per share. See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Other Matters.

(9) Includes 10,000 shares of the Company's common stock purchased in December of 2001 and 199,375 shares of the Company's common stock issuable upon the exercise of options granted to Mr. Cohen, which options are exercisable at an exercise price of $0.25 per share. Also includes 150,000 shares of the Company's common stock issuable upon the exercise of options granted to Mr. Cohen, which are exercisable at an exercise price equal to the lesser of $1.00 or 85% of the average price of the Company's common stock for the 15 days preceding the exercise date. See ITEM 11. EXECUTIVE COMPENSATION - Employment Agreements.

(10) Includes 212,500 shares of the Company's common stock issuable upon the exercise of options granted to Mr. Carroll, which are exercisable at an exercise price of $0.25 per share.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

ACQUISITION OF E. SCHULZE CORP.

     In May 2001, the Company acquired the entire outstanding capital stock of the E. Schulze Corporation, a Colorado corporation (the "Schulze Corp."), in exchange for an aggregate of $1,719,000 in cash (the "Cash Amount") and 17,852,196 shares of the Company's common stock. Prior to the acquisition, the Schulze Corp. owned 20,144,196 shares of the Company's common stock. Under the terms of an Agreement and Plan of Merger dated March 30, 2001, among the Company, the Schulze Corp. and the stockholders of the Schulze Corp., a newly-formed subsidiary of the Company was merged with and into the Schulze Corp. in a tax-free reorganization under the Internal Revenue Code. As a result, at the effective time of the merger, the Schulze Corp. became a wholly-owned subsidiary of the Company. The effect of the merger was to remove from the market over 20 million shares of the Company's common stock that may have been free-trading shares and to acquire a patent and equipment that the Company believes could be valuable to the Company's future operations.

     The Company generated the cash necessary to pay the Cash Amount through the sale to certain investors, 2,292,000 shares of its common stock at a price per share of $.75. The purchasers of these shares of the Company's common stock included Derrick Bushman, a director of the Company, and certain principals and affiliates of Mr. Bushman.

LOANS TO AND FROM OFFICERS

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

     Through December 31, 2000, the Company had advanced $46,658 to a company owned by Everett Schulze, former President, Chief Executive Officer and Chairman of the board of directors of the Company. During 2001, this advance was fully reimbursed to the Company.

     The Company advanced to Joel Monsky, former director of the Company and two of his relatives $50,000 to be applied toward the purchase of the assets of a partnership owned by these individuals which is secured with a note and personal guarantees. The note was due on June 15, 1997 including interest at 9% per annum. On December 15, 2000, the Company forgave this note and all related accrued interest in lieu of completing the asset purchase agreement and for services rendered by the partnership on behalf of the Company.

     In March 2000, the Company signed an agreement with a MMF, whose former principal officer and principal was Michael T. Mozer, the CEO, President and Chairman of the Company. This agreement provides for the firm to assist the Company in obtaining the necessary equipment financing and revolving credit facility required to implement and rollout the Company's proprietary electronic coupon clearing system in multiple retail locations. In association with this agreement, the Company agreed to issue the firm warrants to purchase 3,150,000 shares of the Company's restricted common stock at an exercise price of $2.00 per share. These warrants may not be exercised for two years following the date of issue and expire five years after the date of issue. Additionally, the Company may call the warrants any time after two and one-half years from the date of issue and before the expiration of the warrants at a price of $4.00 per share. These warrants were issued effective January 19, 2001 in connection with the $2,052,000 private equity funding arrangement completed in January 2001.

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

     In November 2000, the Company borrowed $180,000 from a partnership whose general partner is Mr. Donald Uhl, President and Chief Executive Officer of the Company. This loan was evidenced by a promissory note bearing interest at an annual rate of 9.5%. Management believes that such funds were borrowed on terms no less favorable than would otherwise have been available to the Company through unrelated third-party sources. In February 2001, the Company paid all remaining principal and interest due under the promissory note in the amount of $183,631.

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

     On May 15, 2001, the Company borrowed $125,493 from a Derrick Bushman, a director of the Company, bearing interest at 8% per annum, convertible into 310,155 shares of the Company's common stock. Due to the beneficial conversion privilege, $125,493 was recorded as debt issuance costs. On June 7, 2001, the shareholder/director elected to convert the note and $565 of accrued interest into 310,155 shares of the Company's common stock.

SALE OF COMMON STOCK TO DIRECTORS

     In January 2001, the Company's board of directors approved the sale of 25,000 shares of the Company's restricted common stock to each outside director for each year of service provided to the Company at an exercise price of $.25 per share (400,000 shares in the aggregate). The Company granted options to purchase 25,000 shares of its common stock to Mr. Anderegg, Mr. Mozer, Mr. Sattler and Mr. Solomon, options to purchase 125,000 shares of its common stock to Mr. Pirri and options to purchase 175,000 shares of its common stock to Mr. Monsky. These shares may be exercised by a full recourse note payable by each director. This resolution was ratified by the Company's shareholders at the 2001 Annual Shareholders' Meeting held in October 2001. The Company recorded compensation expense of $20,000 in connection with the grant of these options.

     In May 2001, the Company sold 403,999 shares of common stock to Derrick Bushman, Director, and three other purchasers who qualified as "accredited" investors under Rule 501 of Regulation D under the Securities Act of 1933, as amended ("Securities Act") for total gross proceeds of $303,000. These proceeds were than used by the Company to reduce notes payable and accrued interest payable to selected note holders of the Company outlined in Note 3 to the Financial Statements included with this Annual Report.

     In December 2001, the Company received stock subscriptions for $175,000 of additional equity from each of Michael T. Mozer, President, CEO and Chairman and Derrick Bushman, Director, enabling the Company to begin the marketing of its Budget Saver(TM) program. Under the term of these agreements, each director will receive 405,093 shares of the Company's common stock. Additionally, each director shall receive a royalty equal to one quarter of one cent ($.0025) for each coupon processed by the Company through the Budget Saver(TM) program. This royalty payment shall continue until that time when the bid price for the Company's common stock equals or exceeds $2.00 per share for at least 72 days within a 90 day period; provided, that the royalty shall remain in place until at least November 30, 2002 regardless of the bid price. The directors also have the first right of refusal on providing up to $2,250,000 of additional equity to the Company.

CERTAIN BUSINESS RELATIONSHIPS

     Michael T. Mozer, the Chief Executive Officer, President and Chairman was previously employed as a partner of MMF, an investment banking firm that arranged equity and debt financing to the Company from 1999 to December 2001. Mr. Mozer resigned his position with MMF and divested himself of any interest therein in December of 2001. The agreements between MMF and the Company and the compensation received by Mr. Mozer and by MMF in connection therewith are described elsewhere in this Annual Report. See "--OTHER MATTERS."

     Derrick Bushman, Director of the Company, is also an executive officer of ISC and is a beneficial owner of over 10% of ISC. Michael T. Mozer, the Chief Executive Officer, President and Chairman of the Company, was an executive officer of ISC until February 2002, when he resigned his position with ISC and divested himself of any interest therein. As described elsewhere in this Annual Report, in January 2001, the Company completed a private equity funding agreement with ISC that provided the Company with $2,052,000 of equity, enabling the Company to begin the commercial introduction of its proprietary electronic coupon clearing system. Under the terms of the agreement, the Company received initial proceeds of $1,000,000 and an additional $1,052,000 was held in escrow pending the Company's completion of certain milestones, including the commencement of the pilot program and the initial signing of long-term contracts with retailers. In April 2001, the Company received $500,000 of these escrowed funds as a result of the successful launch of its pilot program in March 2001. In August 2001, the Company received the remaining $552,000 from escrow in exchange for the issuance of 7,600,000 options to purchase shares of the Company's restricted common stock at prices ranging from $.75 per share to $1.50 per share. These options were issued to the investor group since the Company did not complete the milestones required for the release of the escrowed funds as designated by the agreement. In addition to the equity proceeds, the Company required supplementary financing to fund the equipment and accounts receivable financing required for the launch by the Company of the initial pilot program of its proprietary electronic coupon clearing system in four retail supermarkets in South Carolina. Pursuant to the terms of the agreement, the Company is provided with accounts receivable financing, and in connection with the satisfaction by ISC of those conditions, in August 2001 the Company released from escrow 1,000,000 shares of the Company's restricted common stock. In January 2002, ISC provided the Company with an additional $150,000 at a purchase price of 347,222 shares of the Company's common stock and a royalty equal to one half of one cent ($.005) for each coupon processed by the Company through the Budget Saver(TM) program until such time as ISC shall have received royalty payments totaling $300,000.

OTHER MATTERS

     On December 31, 2001, Donald P. Uhl resigned as Chairman, President, and Chief Executive Officer of the Company. Mr. Uhl was succeeded by Michael T. Mozer, the Company's Vice Chairman, on January 1, 2002. In February 2002 and in conjunction with the hiring of Mr. Mozer, the Company's board of directors approved the issuance of options to Mr. Mozer to purchase 200,000 shares of the Company's common stock exercisable at $.42 per share. These options were granted pursuant to the Company's 2000 Omnibus Equity Incentive Plan.

     In January 2002, the Company raised $150,000 of additional equity from ISC enabling the Company to continue the marketing of its Budget Saver(TM) program. Under the term of the agreement, ISC received 347,222 shares of the Company's common stock. Additionally, ISC shall receive a royalty equal to one half of one cent ($.005) for each coupon processed by the Company through the Budget Saver(TM) program. This royalty payment shall continue until that time when ISC shall have received royalty payments totaling $300,000.In January 2001, the Company granted to Mr. Donald P. Uhl, Chief Executive Officer, options to purchase 700,000 shares of the Company's common stock at an exercise price of $.30 per share. The options are immediately exercisable and will expire in January 2006.

     In January 2001, the Company's board of directors approved the grant of options to each of the Company's directors, based on their respective years of service. The board approved a grant of options to purchase a total of 400,000 shares of the Company's common stock at an exercise price of $0.25 per share, subject to the subsequent approval of the Company's shareholders. This grant was approved by the shareholders at the annual meeting held in October of 2001. All such options expire two years after the date on which they will have been granted.

     In June 2000, the Company entered into an agreement with George E. Sattler, a director of the Company and G.E.S. Associates, which provided for various marketing services to assist the Company in obtaining and developing working relationships with various retail customers. Mr. Sattler receives $2,400 per month for these services provided to the Company. As further consideration for services rendered to the Company under the consulting agreement, the Company granted to Mr. Sattler options to purchase 575,000 shares of the Company's common stock. Options to purchase 150,000 shares of the Company's common stock are fully vested and immediately exercisable at an exercise price of $0.25 per share. The remaining options to purchase a total of 425,000 shares of the Company's common stock vest in various amounts on the achievement of certain performance benchmarks, as set forth in the consulting agreement. The second set of options will be exercisable at an exercise price per share equal to the lesser of $1.00 or 85% of the average closing price of the Company's common stock over the 15 days preceding the date of exercise. The agreement was for a term of one year commencing on June 1, 2000 and is automatically renewable for successive one year terms unless 30 days prior notification for cancellation is provided to the other party. The agreement may be terminated by the Company for cause (as described in the agreement) and on various other grounds, including (without limitation) the death or disability of Mr. Sattler.

     To facilitate the initial introduction of its systems, the Company entered into a financing agreement with ISC, an independent company formed specifically to provide equipment and receivables financing for the Company. Under the terms of the agreement ISC agreed to obtain equipment and receivables financing facilities of up to $100 million through MMF, an investment banking firm which Michael T. Mozer, the CEO, President and Chairman was formerly a principal. The funds available through this line of credit is expected to start small and grow rapidly as the Company's systems are installed in more market areas. Under this agreement, ISC provided the initial capital required to commercially test the Coupon Bank System and the Budget Saver(TM) system in several commercial applications. After successful commercial demonstrations, ISC will provide the structure through which other major investment banking firms can join ISC in financing rollout of the respective systems of the Company. ISC has committed to provide financing for these systems. In the past, the Company has experienced substantial product installation delays resulting primarily from inadequate financial resources. The ability to execute its product introduction plan will depend upon the resources provided by and through ISC.

     The investment group that provided additional development capital to the Company and that formed ISC, was introduced to the Company by MMF, of which Michael T. Mozer, the CEO, President and Chairman was formerly a principal. In addition to providing the Company with development capital, ISC is expected to provide the Company with debt financing in connection with its coupon distribution and clearing systems. In January 2001, as compensation for its services, MMF received warrants to purchase 3,150,000 shares of the Company's common stock that can be exercised anytime in the third, fourth or fifth year after the date on which they were issued. The exercise price is $2.00 per share and the Company may call the warrants anytime after two and one-half years at $4.00 per share. In addition, MMF will receive a one-time fee equal to 1% of the amount of each "draw" made by the Company against either the equipment financing or the receivables revolver.

     In February 2002, the board of directors of the Company authorized the offering of up to $700,000 of 2002 Units to accredited investors. Each 2002 Unit is comprised of (i) one share of the Company's common stock sold at a price equal to 90% of the average closing price over the five trading days immediately preceding the purchase of the 2002 Unit, (ii) an option to purchase an additional share of the Company's common stock at an exercise price of $.50 per share for a period of five months following the date of the purchase of the 2002 Unit, and (iii) a pro-rata royalty payment equal to a maximum of one half of one cent ($.005) per redeemed coupon under the Budget Saver(TM) program payable until that time when the initial investment has been fully realized by the investor. As of March 27, 2002, the Company had sold 892,097 of its 2002 Units generating total gross proceeds of $366,200.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a)      EXHIBITS AND FINANCIAL STATEMENTS

(1) The following financial statements of the Company are filed as part of this Annual Report.

         AUDITED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001 AND FOR THE PERIOD FROM DECEMBER 30, 1992 (INCEPTION) THROUGH DECEMBER 31, 2001:

         Report of Independent Certified Public Accountants                 F-2

         Balance Sheet as of December 31, 2000 and 2001                     F-3

         Statement of Operations for Years Ended December 31, 1999, 2000
         and 2001, and for the Period from December 30, 1992 (Inception)
         Through December 31, 2001                                          F-5

         Statement of Changes in Stockholders' Equity (Deficit)
         For the Period from December 30, 1992 (Inception)
         Through December 31, 2001                                          F-6

         Statement of Cash Flows For Years Ended December 31, 1999,
         2000 and 2001, and for the Period from December 30, 1992
        (Inception) Through December 31, 2001                               F-12

         Notes to Financial Statements                                      F-14

(2)      The following exhibits are filed as part of this Annual Report.



Exhibit
Number        Description
--------      --------------------------------------------------------------------------------------------------------

2.1           Agreement and Plan of Merger dated March 30, 2001, by and among the Company, In Store Acquisition Corp.,
              The E. Schulze Corporation and the stockholders of The E. Schulze Corporation dated March 30, 2000 (1)

3.1           Articles of Incorporation (2)

3.1.2         Certificate of Amendment filed with the Nevada Secretary of State as of October 7, 1998 (3)

3.1.3         Articles and Agreement of Merger filed with the Nevada Secretary of State as of October 8, 1998 (3)

3.1.4         Certificate of Amendment filed with the Nevada Secretary of State as of April 21, 2000 (3)

3.1.5         Certificate of Amendment filed with the Nevada Secretary of State as of November 14, 2000 (3)

3.2           Bylaws of the Company (as amended) (2)

4.1           Specimen of common stock of the Company (2)

4.2           Warrant issued to Michael T. Mozer (3)

4.3           Warrant issued to Frederick L. Morris (3)




4.4           Stock Option Agreement dated August 20, 2001, among the Company, Michael T. Mozer and Frederick L. Morris (3)

4.5           Form of Stock Option Agreement dated August 20, 2001 between the Company and various investors listed on a schedule thereto (3)

4.6           Form of Stock Option Agreement between the Company and various investors (3)

10.1          Memorandum of Understanding dated January 13, 1997, with Unisys Corporation (2) (4)

10.1.2        Memorandum of Understanding dated February 25, 1997, with Unisys Corporation (2) (4)

10.1.3        Memorandum of Understanding dated March 19, 1997, with Unisys Corporation (2) (4)

10.1.4        Memorandum of Understanding dated April 4, 1997, with Unisys Corporation (2) (4)

10.2          Patent and Software License Agreement dated November 29, 2001 between Lets Go Shopping, Inc. and the
              Company (5)

10.3          Asset Purchase Agreement by and between the Company and Partnership for Shared Marketing, Inc., and
              amendments thereto (2)

10.4          Form of Agreement for the Purchase and Sale of Stock to be dated as of December 1, 2001 between the
              Company and Derrick Bushman (3)

10.5          Form of Agreement for the Purchase and Sale of Stock dated January 23, 2002, between the Company and In
              Store Capital, LLC (3)

10.6          Common Stock Purchase Agreement dated January 19 2001, among the Company, Derrick Bushman and various other investors listed on a schedule thereto (3)

10.6.1        Escrow Agreement dated January 19, 2001, among the Company, Derrick Bushman, as the Purchaser representative and City National Bank, as Escrow Agent

10.6.2        Agreement to Provide Financing dated January 19, 2001, between the Company and ISC

10.7          Form of Purchase Agreement between the Company and various investors (3)

21.1          List of Subsidiaries (3)

23.1          Consent of Auditors (3)

-----------------
(1)      Previously filed with the Commission and incorporated by reference from the Company's Current Report on Form 8-K filed April 16, 2001.

(2)      Previously filed with the Commission and incorporated by reference from the Company's Registration Statement on Form 10 filed December 15, 1999, as amended.

(3)      Filed herewith.

(4)      Portions omitted pursuant to a confidential treatment request filed separately with the Commission.

(5)      Previously filed with the Commission and incorporated by reference from the Company's Current Report on Form 8-K filed
         January 1, 2002.

(b)      REPORTS ON FORM 8-K.

         The Company did not file any reports of Form 8-K during the fourth quarter of 2001.

                                       38


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    IN STORE MEDIA SYSTEMS, INC.

Date:  April 1, 2002                By: /s/  Michael T. Mozer
                                       -----------------------------------------
                                         Michael T. Mozer
                                         President, Chief Executive Officer, and
                                         Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                               IN STORE MEDIA SYSTEMS, INC.


Date: April 1, 2002            By:      /s/ Michael T. Mozer
                                  ----------------------------------------------
                                   Michael T. Mozer, President Chief
                                   Executive Officer, and Chairman
                                   of the Board


Date: April 1, 2002            By:      /s/ Robert L. Cohen
                                  ----------------------------------------------
                                   Robert L. Cohen, Corporate Secretary,
                                   Vice President and Chief
                                   Financial Officer


Date: April 1, 2002            By:      /s/ Thomas F. Carroll
                                  ----------------------------------------------
                                   Thomas F. Carroll, Director, Vice President
                                    Sales & Marketing


Date: April 1, 2002            By:      /s/ James B. Babo
                                  ----------------------------------------------
                                   James B. Babo, Vice President of Business
                                   Development and Operations

Date: April 1, 2002            By:      /s/ Donald P. Uhl
                                  ----------------------------------------------
                                   Donald P. Uhl, Director


Date: April 1, 2002            By:      /s/ Ronald F. Anderegg
                                  ----------------------------------------------
                                    Ronald F. Anderegg, Director


Date: April 1, 2002            By:      /s/ Frank Pirri
                                  ----------------------------------------------
                                   Frank Pirri, Director


Date: April 1, 2002            By:      /s/ George E. Sattler
                                  ----------------------------------------------
                                   George E. Sattler, Director

Date: April 1, 2002            By:      /s/ Ray Solomon
                                  ----------------------------------------------
                                   Ray Solomon, Director


Date: April 1, 2002            By:     /s/  John Watkins
                                  ----------------------------------------------
                                   John Watkins, Director


Date: April 1, 2002            By:      /s/ Derrick Bushman
                                  ----------------------------------------------
                                   Derrick Bushman, Director

                          IN STORE MEDIA SYSTEMS, INC.

                              FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
               AND THE PERIOD FROM INCEPTION TO DECEMBER 31, 2001

                                      WITH
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                          IN STORE MEDIA SYSTEMS, INC.

                          INDEX TO FINANCIAL STATEMENTS



   AUDITED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001 AND FOR THE PERIOD FROM DECEMBER 30, 1992 (INCEPTION) THROUGH DECEMBER 31, 2001:

   Report of Independent Certified Public Accountants                    F-2

   Balance Sheet as of December 31, 2000 and 2001                        F-3

   Statement of Operations for Years Ended December 31, 1999,
   2000 and 2001, and for the Period from December 30, 1992
   (Inception) Through December 31, 2001                                 F-5

   Statement of Changes in Stockholders' Equity (Deficit) For
   the Period from December 30, 1992 (Inception) Through
   December 31, 2001                                                     F-6

   Statement of Cash Flows For Years Ended December 31, 1999,
   2000 and 2001, and for the Period from December 30, 1992
   (Inception) Through December 31, 2001                                 F-12

   Notes to Financial Statements                                         F-14

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


   The Board of Directors and Stockholders
   In Store Media Systems, Inc.


   We have audited the accompanying balance sheet of In Store Media Systems, Inc. (a development stage company) as of December 31, 2000 and 2001, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001, and for the period from December 30, 1992 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of In Store Media Systems, Inc. as of December 31, 2000 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, and for the period from December 30, 1992 (inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has been primarily involved in research and development activities, resulting in significant losses and a stockholders' deficit at December 31, 2001 of $978,360. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


   Denver, Colorado
   February 8, 2002, except for                  /s/  CAUSEY DEMGEN & MOORE INC.
   Note 10 as to which date is
   March 27, 2002

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                           December 31, 2000 and 2001

                                     ASSETS
                                                            2000         2001
                                                            ----         ----
Current assets:
   Cash and cash equivalents                             $ 191,039    $  21,457
   Accounts receivable                                        --          3,224
   Inventory                                                 5,925        5,525
   Other current assets                                     44,270       60,283
                                                         ---------    ---------

   Total current assets                                    241,234       90,489

Property and equipment, at cost:
   Manufacturing equipment (Note 9)                         79,076         --
   Office furniture and equipment                          128,614      243,024
   Leasehold improvements                                   55,228       55,228
                                                         ---------    ---------

                                                           262,918      298,252

   Less accumulated depreciation and amortization         (150,853)    (133,898)
                                                         ---------    ---------

   Net property and equipment                              112,065      164,354

Other assets:
   Advances and note receivable - related parties
   (Note 2)                                                 46,658         --
   Debt issuance costs                                      10,000      356,667
   Patent costs, net of accumulated amortization of
   $23,926 (2000) and $31,436 (2001)                        86,754       98,186
                                                         ---------    ---------

   Net other assets                                        143,412      454,853
                                                         ---------    ---------

                                                         $ 496,711    $ 709,696
                                                         =========    =========


                             See accompanying notes.
                                       F-3




                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                           December 31, 2000 and 2001

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                            2000             2001
                                                             ----        ----
Current liabilities:
   Accounts payable (Note 7)                           $    597,330     $    823,869
   Accrued expenses                                          48,665           98,698
   Interest payable                                         610,780          243,993
   Notes payable (Note 3)                                 1,679,976          487,500
   Notes payable-shareholder (Note 3)                       251,000             --
   Short-term notes payable (Note 3)                        354,874           33,996
                                                       ------------     ------------

   Total current liabilities                              3,542,625        1,688,056

Commitments and contingencies (Notes 5 and 7)

Stockholders' equity (deficit) (Notes 3 and 5):
   Preferred stock, no par value; 50,000,000 shares
   authorized, 3 (2000) and 2 (2001) shares issued
   and outstanding; liquidation preference $520,000         750,000          500,000
   Common stock, $.001 par value; 150,000,000 shares
   authorized, 67,631,621 (2000) and 80,378,240
   (2001) shares issued                                      67,631           80,378
   Additional paid-in capital                            13,076,110       19,740,240
   Stock subscriptions received                                --            350,000
   Treasury stock, at cost; 9,374,742 shares               (563,750)        (563,750)
   Deficit accumulated during the development
   stage                                                (16,375,905)     (21,085,228)
                                                       ------------     ------------

   Total stockholders' equity (deficit)                  (3,045,914)        (978,360)
                                                       ------------     ------------

                                                       $    496,711     $    709,696
                                                       ============     ============

                             See accompanying notes.
                                       F-4



                                            IN STORE MEDIA SYSTEMS, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENT OF OPERATIONS

                           For the Years Ended December 31, 1999, 2000 and 2001 and for the
                          Period from December 30, 1992 (inception) through December 31, 2001

                                                                                                   Cumulative
                                                                                                  amounts from
                                          1999                2000               2001               inception
                                          ----                ----               ----               ---------
Revenues:
 Coupon handling fees                 $       --          $       --          $     18,506        $     18,506

Costs and expenses:
 Research and development                  250,873              50,350              43,071           3,318,423
 General and administrative              1,549,301           1,704,721           3,136,796           9,627,180
 Depreciation and amortization              66,229              68,940              43,509             336,841
                                      ------------        ------------        ------------        ------------

  Total costs and expenses               1,866,403           1,824,011           3,223,376          13,282,444
                                      ------------        ------------        ------------        ------------

  Operating loss                        (1,866,403)         (1,824,011)         (3,204,870)        (13,263,938)
                                      ------------        ------------        ------------        ------------
Other income (expense):
 Interest income                            30,422               7,561              15,892             105,852
 Litigation settlement (Note 5)               --                  --                  --              (156,250)
 Restructuring charges (Note 9)               --              (196,511)            (26,121)           (222,632)
 Debt conversion costs (Note 3)           (107,250)           (291,686)           (631,512)         (1,308,342)
 Interest expense                       (1,242,471)           (208,039)           (806,657)         (5,429,260)
                                      ------------        ------------        ------------        ------------

  Total other income (expense)          (1,319,299)           (688,675)         (1,448,398)         (7,010,632)
                                      ------------        ------------        ------------        ------------

Net loss (Note 4)                      $(3,185,702)       $ (2,512,686)       $ (4,653,268)       $(20,274,570)
                                      ============        ============        ============        ============

Basic and diluted net loss
 per common share (Note 6)            $       (.06)       $       (.05)       $       (.07)       $       (.43)
                                      ============        ============        ============        ============

Weighted average common
 shares outstanding (Note 6)            55,200,000          54,900,000          65,800,000          46,700,000
                                      ============        ============        ============        ============

                                                 See accompanying notes.
                                                          F-5




                                              IN STORE MEDIA SYSTEMS, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                      For the Period from December 30, 1992 (inception) through December 31, 2001

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


                                              (Continued on following page)
                                               See accompanying notes.
                                                          F-6



                                            IN STORE MEDIA SYSTEMS, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                        For the Period from December 30, 1992 (inception) through December 31, 2001

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

                    For the Period from December 30, 1992 (inception) through December 31, 2001

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


                                                  (Continued on following page)
                                                     See accompanying notes.
                                                               F-8



                                              IN STORE MEDIA SYSTEMS, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                         For the Period from December 30, 1992 (inception) through December 31, 2001

                                             (Continued from preceding page)
                                                                                                           Deficit
                                                                                                          accumulated
                                                                          Additional                       during the
                                      Preferred stock   Common stock       paid-in      Stock    Treasury  development
                                      Shares   Amount Shares     Amount    capital  subscriptions  stock     stage          Total
                                      ------   ------ ------     ------    -------  -------------  -----     -----          -----
  Sale of common stock for cash and in
   exchange for stock offering services
   ($1.00 per share) (Note 5)              -        -  3,456,360   3,457   2,475,245         -          -            -    2,478,702

  Exercise of warrants                     -        -    116,250     116      18,884         -          -            -       19,000

  Issuance of common stock for employee
   compensation ($.90 per share)           -        -     50,000      50      44,950         -          -            -       45,000

  Purchase of 6,687,242 treasury shares
   ($.08 per share) (Note 7)               -        -          -       -           -         -   (520,000)           -     (520,000)

  Issuance of common stock in settlement
   of account payable ($1.00 per share)    -       -      26,360      26      26,334         -          -            -       26,360

  Extension of exercise period of war-
   rants issued in connection with debt
   offerings                               -       -           -      -      959,895         -          -            -      959,895

  Net loss for the year ended December
   31, 1999                                -       -           -       -           -         -          -   (3,185,702)  (3,185,702)
                                          -- -------  ---------- ------- -----------   -------   -------- ------------  -----------

Balance, December 31, 1999                 -        - 63,828,527  63,829  10,816,909         -   (563,750) (13,108,616)  (2,791,628)

  Sale of common stock for cash
   ($1.00 per share) (Note 5)              -        -     50,000      50      49,950         -          -            -       50,000

  Exercise of warrants  (Note 5)           -        -    249,892     249      16,394         -          -            -       16,643

  Issuance of common stock for employee
   compensation ($.90 per share) (Note 5)  -        -    105,000     105      94,395         -          -            -       94,500

  Warrants exercised on a cashless basis
   in consideration for private debt
   offering services ($.90 per share)
   (Note 5)                                -        -  2,009,202  2,009       (2,009)        -          -            -            -

                                           (Continued on following page)
                                             See accompanying notes.
                                                       F-9



                                                IN STORE MEDIA SYSTEMS, INC.
                                               (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                        For the Period from December 30, 1992 (inception) through December 31, 2001

                                               (Continued from preceding page)

                                                                                                           Deficit
                                                                                                          accumulated
                                                                          Additional                       during the
                                      Preferred stock   Common stock       paid-in      Stock    Treasury  development
                                      Shares   Amount Shares     Amount    capital  subscriptions  stock     stage          Total
                                      ------   ------ ------     ------    -------  -------------  -----     -----          -----
  Extension of exercise period of
   warrants issued in connection
   with debt offerings (Note 5)            -        -          -       -     (95,901)       -          -             -      (95,901)

  Sale of preferred stock for cash
  (Note 5)                                 3  750,000          -       -     750,000        -          -      (750,000)     750,000

  Preferred stock dividends                -        -          -       -           -        -          -        (4,603)      (4,603)

  Intrinsic value of stock options
   granted to officers of the Company
   (Note 5)                                -        -          -       -     324,527        -          -             -      324,527

  Conversion of notes payable into
   common stock (Note 3)                   -           1,389,000   1,389     895,675        -          -             -      897,064

  Settlement of debenture payable
   (Note 7)                                -        -          -        -    226,170        -          -             -      226,170

  Net loss for the year ended
   December 31, 2000                       -        -          -       -           -        -          -    (2,512,686)  (2,512,686)
                                          -- -------- ---------- ------- ----------- --------  ---------  ------------  -----------

Balance, December 31, 2000                 3  750,000 67,631,621  67,631  13,076,110       -    (563,750)  (16,375,905)  (3,045,914)

Sale of common stock for cash ($.27 to
 $.36 per share) (Note 5)                  -        -  6,600,000   6,600   2,045,400       -           -             -    2,052,000

Preferred stock dividends                  -        -          -       -           -       -           -       (56,055)     (56,055)

Intrinsic value of stock options granted
 to employees and fair value of stock
 options granted to consultants (Note 5)   -        -          -       -     430,374       -           -             -      430,374

Conversion of notes payable into common
 stock (Note 3)                            -        -  2,715,000   2,715   1,866,040       -           -             -    1,868,755

Conversion of short-term note payable
 into common stock (Note 3)                -        -    310,155     310     251,241       -           -             -      251,551

Extension of exercise period of warrants
 issued in connection with debt offering
 (Note 5)                                  -        -          -       -     474,175       -           -             -      474,175

                                                 (Continued on following page)
                                                   See accompanying notes.
                                                            F-10




                                                    IN STORE MEDIA SYSTEMS, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                             For the Period from December 30, 1992 (inception) through December 31, 2001

                                                    (Continued from preceding page)

                                                                                                           Deficit
                                                                                                          accumulated
                                                                          Additional                       during the
                                      Preferred stock   Common stock       paid-in      Stock    Treasury  development
                                      Shares   Amount Shares     Amount    capital  subscriptions  stock     stage          Total
                                      ------   ------ ------     ------    -------  -------------  -----     -----          -----

   Sales of common stock for cash
    ($.75 per share)(Note 5)               -        -  2,292,000       -           -        -    1,719,000            -   1,719,000

   Net retirement of stock and cash
    paid upon merger with E.Schulze
    Corp. (Note 5)                         -        - (2,292,000)      -           -        -   (1,719,000)           -  (1,719,000)

   Stock issued to consultants for
    services (Note 5)                      -        -    542,500     543     573,882        -            -            -     574,425

   Sales of common stock for cash
    ($.75 per  share) (Note 5)             -        -    403,999     404     302,596        -            -            -     303,000

   Exercise of warrants (Note 5)           -        -    513,039     513      82,084        -            -            -      82,597

   Conversion of preferred stock
    into common stock (Note 5)            (1)(250,000)   661,926     662     249,338        -            -            -           -

   Issuance of common stock for debt
    issuance costs ($.39 per share)
    (Note 5)                               -        -  1,000,000   1,000     389,000        -            -            -     390,000

   Stock subscription received for
    the purchase of 810,186 shares
    of common stock (Note 5)               -        -          -       -           -  350,000            -            -     350,000

   Net loss for the year ended
    December 31, 2001                      -        -          -       -           -        -            -   (4,653,268) (4,653,268)
                                          -- -------- ---------- ------- ----------- --------  -----------  ------------ ----------

Balance, December 31, 2001                 2 $500,000 80,378,240 $80,378 $19,740,240 $350,000  $(563,750)  $(21,085,228)  $(978,360)
                                          == ======== ========== ======= =========== ========  =========   ============   =========



                                                     See accompanying notes.
                                                              F-11


                                                   IN STORE MEDIA SYSTEMS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                      STATEMENT OF CASH FLOWS

                                 For the Years Ended December 31, 1999, 2000 and 2001 and for the
                                 Period from December 30, 1992 (inception) through December 31, 2001

                                                                                                           Cumulative
                                                                                                            amounts
                                                                                                             from
                                                  1999                2000                2001             inception
                                                  ----                ----                ----             ---------
Cash flows from operating activities:
  Net loss                                   $ (3,185,702)       $ (2,512,686)       $ (4,653,268)       $(20,274,570)
  Adjustments to reconcile
   net loss to net cash used
   in operating activities:
    Depreciation and amortization                  66,229              68,940              43,509             336,841
    Restructuring charges                            --               196,511              26,121             222,632
    Common stock issued for
     services, patents, payables
     and extension of warrants                  1,138,505             614,812           2,110,486           4,299,505
    Amortization of debt
     issuance costs                                72,568                --               169,391           1,729,903
    Reduction in note receivable
     - related party charged to
     research and development                     244,311                --                  --               244,311
    Changes in assets and liabilities:
      Accounts receivable and
       notes receivable                            94,728                --                (3,224)            (67,084)
      Inventory                                     3,780               6,990                 400            (109,905)
      Other assets                                   (100)            (42,711)            (16,013)            (60,283)
      Accounts payable                           (355,363)              9,656             226,539             823,869
      Interest payable                            105,805             299,828             (34,520)            891,471
      Other liabilities                              --                48,665              50,033              98,698
                                             ------------        ------------        ------------        ------------

    Total adjustments                           1,370,463           1,202,691           2,572,722           8,409,958
                                             ------------        ------------        ------------        ------------

    Net cash used in operations                (1,815,239)         (1,309,995)         (2,080,546)        (11,864,612)

Cash flows from investing activities:
  Purchase of property and equipment              (41,665)             (9,474)           (114,410)           (381,438)
  Proceeds from sale of
  property and equipment                             --               125,000                --               125,000
  Decrease (increase) in
   advances - relate                               (9,052)             (1,573)             46,658            (244,311)
  Patent costs                                    (19,300)            (34,556)            (18,941)           (129,620)
  Lease deposits                                    1,811               1,279                --               (27,880)
  Debt issuance costs                                --               (10,000)               --               (10,000)
                                             ------------        ------------        ------------        ------------
    Net cash provided by (used in)
     investing activities                         (68,206)             70,676             (86,693)           (668,249)

Cash flows from financing activities:
  Proceeds from sale of common stock            2,397,751              50,000           4,506,597           8,148,244
  Purchase of treasury stock                     (520,000)               --            (1,719,000)           (520,000)
  Proceeds from preferred stock                      --               750,000                --               750,000
  Preferred stock dividends                          --                (4,603)            (56,055)            (60,658)
  Proceeds from (repayments of)
   stockholder loans                              (23,500)            161,000            (251,000)               --
  Repayments of capital leases                     (6,926)             (3,238)               --               (14,087)
  Proceeds from notes payable                        --               354,874             175,893           5,220,767
  Repayments of notes payable                     (31,999)           (126,000)           (658,778)           (969,948)
                                             ------------        ------------        ------------        ------------
    Net cash provided by
     financing activities                       1,815,326           1,182,033           1,997,657          12,554,318
                                             ------------        ------------        ------------        ------------

Net increase (decrease) in cash                  (68,119)            (57,286)           (169,582)             21,457

Cash and cash equivalents at
 beginning of period                              316,444             248,325             191,039                --
                                             ------------        ------------        ------------        ------------
Cash and cash equivalents at
 end of period                               $    248,325        $    191,039        $     21,457        $     21,457
                                             ============        ============        ============        ============

                                                        (Continued on following page)
                                                          See accompanying notes.
                                                                     F-12

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

        For the Years Ended December 31, 1999, 2000 and 2001 and for the Period from December 30, 1992 (inception) through December 31, 2001

                        (Continued from preceding page)

Supplemental disclosure of cash
 flow information:
                                                                      Cumulative
                                                                        amounts
                                                                          from
                                 1999         2000        2001        inception
                                 ----         ----        ----        ---------
Cash paid during period for
 interest                      $ 87,484   $        -    $ 174,468   $ 1,362,414

Supplemental disclosure of non-
 cash financing activities:
                                                                      Cumulative
                                                                        amounts
                                                                          from
                                 1999         2000        2001        inception
                                 ----         ----        ----        ---------
Common stock issued for:
 Services, patents and
  payables                  $    71,360   $   94,500  $   574,425  $    997,991
 Conversion of notes
  payable                       368,750      460,111    1,030,469     3,613,719
 Conversion of interest          44,239      145,267      458,325       757,721
 Cancellation of notes
  payable                       300,000            -            -       300,000
 Debt issuance costs                  -            -      390,000       390,000
 Debt conversion costs          107,250      291,686      631,512     1,050,448
                            -----------  -----------  -----------  ------------

                              $ 891,599    $ 991,564  $ 3,084,731   $ 7,109,879
                            ===========  ===========  ===========   ===========

Warrants issued in debt
 offer:
  Additional paid-in capital  $ 959,895    $ (95,901)   $ 474,175   $ 2,998,281
  Expensed as interest         (959,895)      95,901     (474,175)   (2,998,281)

Capital leases recorded:
  Purchase of fixed assets    $       -    $       -    $       -   $   261,967
  Obligations under capital
   lease                              -            -            -      (261,967)

Compensation recorded upon
  grant of stock options     $       -    $  324,527    $ 430,374   $   754,901

                              See accompanying notes.
                                      F-13

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999, 2000 and 2001

1. Organization and summary of significant accounting policies
   -----------------------------------------------------------

   Organization:

   In Store Media Systems, Inc., a Nevada corporation, was organized on December 30, 1992 to develop a system for distributing and electronically clearing coupons. The Company developed and patented the Coupon Exchange Center (TM) and has a patent pending on the Coupon Bank(TM) System and the In$taClearing(TM) System, which are hardware- based electronic clearing systems. In November 2001, the Company acquired the rights to market and sell the patented and proprietary coupon-merchandising program of Let's Go Shopping, Inc., which it has incorporated into the Company's Budget Saver(TM) program. The Company is considered to be a development stage enterprise as more fully defined in Statement No. 7 of the Financial Accounting Standards Board. Activities from inception include research and development activities, seeking patents, as well as fund raising.

   On October 8, 1998, the Company consummated an agreement and plan of merger with Crescent Gold (Crescent), in which Crescent acquired all of the issued and outstanding common shares of the Company (see Note 5). The Company was merged into Crescent, and Crescent changed its name to In Store Media Systems, Inc. For accounting purposes, the acquisition has been treated as a recapitalization of the Company, based upon historical cost, a reverse acquisition with the Company as the acquirer. The Company owns 100% of Data Driven Marketing, Inc. which has had no activity through December 31, 2001.

   Basis of presentation and management's plans:

   The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant losses ($20,274,570 since inception) and a stockholders' deficit at December 31, 2001 of $978,360. The Company's continued existence is dependent on its ability to obtain the additional funding necessary to complete the marketing of the coupon clearing system and the Budget Saver(TM) program and successfully market these products. In December 2001, the Company raised an additional $175,000 of equity from each of two related parties enabling the Company to begin the marketing of its Budget Saver(TM) program. In January 2002, the Company raised $150,000 in additional equity from In Store Capital, LLC. An officer of In Store Capital, LLC is also a director of the Company.

   The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

                         IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999, 2000 and 2001

1. Organization and summary of significant accounting policies (continued)
   -----------------------------------------------------------------------

   Use of estimates:

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

   In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which clarifies the accounting for impairments to purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinitive lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company expects that the adoption of SFAS 142 will not have a material impact on the Company's financial position, results of operations or cash flows. The Company adopted SFAS 142 on January 1, 2002.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999, 2000 and 2001

1. Organization and summary of significant accounting policies (continued)
   -----------------------------------------------------------------------

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

   In August 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. This standard addresses financial accounting and reporting for the impairment of disposal of long-lived assets. This standard establishes a single framework, based on Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, for long-lived assets to be disposed of the sale and resolves certain implementation issues related to SFAS 121. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect SFAS 144 to have a material effect on the Company's financial position, result of operations or cash flows.

   Stock options:

   The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation. Accordingly, compensation is recorded only when the quoted market price of the Company's stock at the date of grant exceeds the amount an employee must pay to acquire the stock.

   Advertising costs:

   The Company expenses the costs of advertising as incurred. Advertising expense was $136,371, $71,291, and $595,440 for the years ended December 31, 1999, 2000 and 2001, respectively.

   Cash equivalents:

   For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999, 2000 and 2001

1. Organization and summary of significant accounting policies (continued)
   -----------------------------------------------------------------------

   Concentrations of credit risk:

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company's excess cash is deposited in liquid low-risk interest bearing accounts within high quality national financial institutions. At December 31, 2001 and at times during the years, the balance at one financial institution exceeded FDIC limits.

2. Notes receivable

   The Company's former president received no salary until May 15, 1996. However, the Company made a loan to the former president and paid certain storage and other expenses on his behalf. The effective date of the loan agreement and promissory note was January 3, 1994. The loan is unsecured and interest began to accrue on the outstanding balance as of September 30, 1996. Through December 31, 1998, the former president drew $232,201 and repaid $37,200 leaving a balance of $236,892 (including accrued interest at the prime rate plus 2% of $41,891). The Company acquired certain proprietary technology owned by the former president which the Company believes will compliment the Coupon Exchange Center System and add substantially to the Company's future revenues. During 1999, the Company forgave the loan in exchange for a patent. The balance of the loan and accrued interest of $244,311 has been recorded as research and development expense. Through December 31, 2000, the Company had advanced $46,658 to a company owned by the former president. During 2001, this advance was fully reimbursed to the Company.

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

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999, 2000 and 2001

3. Notes payable

   Effective February 14, 1996, the Company initiated a private offering of 16 (the minimum) to 200 units each consisting of a $25,000 convertible, Promissory Note ("Notes") and warrants to purchase 56,250 shares of the Company's common stock. During the years ended December 31,1996, 1997 and 1998, the Company sold an aggregate of 170 units and issued notes payable of $3,040,000, $962,500 and $247,500, respectively. The term of the Notes was one year from date of issue and they bore interest at the rate of 9% per annum payable quarterly. The warrants consisted of 18,750 "A", "B", and "C" warrants to purchase shares of the Company's stock at an exercise price of $.07; $.67; and $1.33 per share, respectively. In addition, the Company has granted to a broker/dealer "A", "B", and "C" warrants equal to 10% of the warrants included in the units at the same price and also granted to an attorney 575,000 warrants to purchase common stock at $.67 per share exercisable for a period of five years from December 4, 1995. These warrants have been reclassified in these financial statements as stock options do to the nature of the transaction and are properly reflected as such in the tables in Note 5. The Company has also paid the broker/dealer a 10% selling commission and a 3% non-accountable expense allowance on each unit sold in conjunction with the offering, and has issued warrants to purchase 1,875,000 shares of the Company's stock to a consultant who facilitated the offering. The exercise price for these warrants is approximately $.05 per share and are exercisable for a period of five years from date of the close of the offering. The warrants issued to the note holders were valued at $1,069,996 and have been reflected as additional paid-in capital and a discount, proportionate to the issuance of the notes which is being amortized over the one year term of the notes. The warrants issued to the consultant and the attorney were valued at $397,500 and have been reflected as additional paid-in capital and debt issuance costs, proportionate to the issuance of the notes, which is being amortized to interest expense over the one-year term of the notes.

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

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999, 2000 and 2001

3. Notes payable (continued)
   -------------------------

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

   During 2000 and 2001 the Company offered its note holders the option to extend their notes and accrued interest until October 31, 2001 or to convert their notes and exercise their warrants by using the balance of their note principal and accrued interest. Note holders converted $460,111 and $904,976 of note principal and $145,267 and $332,267 of interest into 1,389,000 and 2,715,000 shares of the Company's common stock during 2000 and 2001, respectively. In connection with the revised terms of the note conversion offer, the Company recognized conversion costs of $291,686 and $631,512, respectively in 2000 and 2001. Additionally, during 2001, the Company repaid notes totaling $411,922 including accrued interest of $124,422.

   During 1998, the Company initiated a private offering of a maximum of $800,000 of Promissory Notes bearing interest at 10% per annum and warrants to purchase 320,000 shares of common stock exercisable at $1.00 per share for one year. As of December 31, 1998, $350,000 had been raised and 140,000 warrants were issued. The warrants issued were valued at $65,116 and have been reflected as additional paid-in capital and a discount on the issuance of the notes which was amortized over the one year term of the notes. During 1999, $300,000 in principal of these notes were used to purchase 3 units of the November 1998 private placement of common stock. (See Note 5).

   On May 15, 2001, the Company borrowed $125,493 from a shareholder/director bearing interest at 8% per annum, convertible into 310,155 shares of the Company's common stock. Due to the beneficial conversion privilege, $125,493 was recorded as debt issuance costs. On June 7, 2001, the shareholder/director elected to convert the note and $565 of accrued interest into 310,155 shares of the Company's common stock.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999, 2000 and 2001

3. Notes payable (continued)
   -------------------------

   Notes payable at December 31, 2000 and 2001 consisted of the following:

                                                     2000        2001
                                                     ----        ----
   9% Notes payable, interest payable quarterly,
    principal past due, unsecured, in default
    at December 31, 2000 and 2001                $1,629,976   $ 437,500

   10% Notes payable, interest payable quarterly,
    principal past due, unsecured                    50,000      50,000
                                                 ----------   ---------

                                                 $1,679,976   $ 487,500
                                                 ==========   =========

   Notes payable - shareholder at December 31, 2000 and 2001 consisted of the following:

                                                     2000        2001
                                                     ----        ----
   6% Notes payable to a shareholder related to
    the Company's former president, interest
    accrued monthly, principal due at various
    dates during 1998, unsecured, default
    interest rate set at 18%, paid in 2001         $ 91,000   $       -

   9.5% Note payable to the Company's president,
    payable at maturity on March 1, 2001, un-
    secured, paid in 2001                            30,000           -

   9.5% Note payable to a partnership in which
    the Company's president is the general
    partner, payable at maturity on March 1,
    2001, unsecured, paid in 2001                   130,000           -
                                                   --------  ----------

                                                  $ 251,000  $        -
                                                  =========  ==========


   Short-term notes payable at December 31, 2000 and 2001 consisted of the following:
                                                     2000        2001
                                                     ----        ----
   9.5% Note payable to an unrelated Company,
    payable at maturity upon consumation of
    private equity funding, unsecured, paid
    in 2001                                       $ 160,000   $       -

   9.5% Note payable to an unrelated individual,
    payable at maturity upon consumation of
    private equity funding, unsecured, paid
    in 2001                                         160,000           -

   9.513% Note payable to an insurance finance
    company, payable in monthly installments of
    $5,418 including interest through October
    10, 2002                                         34,874      33,996
                                                   --------   ---------

                                                   $354,874   $  33,996
                                                   ========   =========

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999, 2000 and 2001

4. Income taxes

   At December 31, 2001, the Company has a net operating tax loss carryforward of approximately $9,785,400, future tax deductions of $5,991,000 which may be used to offset future taxable income, and unused tax credits of $270,000. The future tax deductions result from capitalizing pre-operating costs for income tax reporting purposes and expensing these costs for financial statement purposes. Differences between the book and tax net operating loss carryforward consists primarily of the above plus valuation of warrants and stock issued in connection with notes payable and for services. The net operating tax loss carryforward expires as follows:

                    2008                          $ 311,700
                    2009                             28,000
                    2011                          1,109,900
                    2012                          2,054,000
                    2018                            520,000
                    2019                          1,624,300
                    2020                            484,200
                    2021                          3,653,300
                                                  ---------

                                                $ 9,785,400
                                                ===========

   At December 31, 2000 and 2001, total deferred tax assets and valuation allowance are as follows:

                                                          2000        2001
                                                          ----        ----
Deferred tax assets resulting from:
   Net operating loss carryforwards                   $ 2,958,000 $ 3,650,000
   Capitalized pre-operating costs                      1,568,000   2,235,000
   Research and development tax credits                   255,000     270,000
                                                      ----------- -----------

   Total                                                4,781,000   6,155,000
   Less valuation allowance                            (4,781,000) (6,155,000)
                                                      ----------- -----------

                                                      $         - $         -
                                                      =========== ===========


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

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999, 2000 and 2001

5. Stockholders' equity (continued)
   --------------------------------

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

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999, 2000 and 2001

5. Stockholders' equity (continued)
   --------------------------------

   As settlement of the Company's lawsuit against HealthStar, Inc. and Thomas Stateman (HealthStar/Stateman ), in 1996 the Company recovered: 2,687,500 shares of its common stock; warrants to purchase 666,666 shares; and, all royalty rights by issuing a note payable to HealthStar for $700,000. This note also replaced a previous note of $656,250 resulting in an increase of $43,750 which amount has been reflected as treasury stock. The Company and HealthStar then jointly sued Continium Technology Corporation (Continium) and further modifications of the note were made. A loss on litigation of $156,250 has been recorded in the accompanying financial statements in 1997.

   The Company also accepted an offer of settlement of its lawsuit against Peter Indovina, et al. The Settlement gave the Company the right to recover 6,687,242 shares of the Company's stock, warrants to purchase the Company's stock and certain royalties payable by the Company. The Company exercised its right during 1999 by the payment of $520,000 in cash.

   In 1997 and 1998, the Company issued 3,289,665 and 4,580,293 shares respectively, under the offering of convertible debt outlined in Note 3.

   During 1998, the Company issued 937,500 shares of its common stock in exchange for services valued at $.17 per share. This issuance includes the 750,000 shares issued to the attorney in the Continuum/HealthStar lawsuit. During November 1998, the Company commenced a private placement of common stock and warrants. The Company proposed to sell a minimum of 18 units and a maximum of 68 units at a price of $100,000 per unit that would have resulted in gross proceeds to the Company of between $1,800,000 and $6,800,000 before deducting offering expenses. Each unit consisted of 100,000 shares of common stock and warrants to purchase 100,000 shares of common stock exercisable at $1.25 per share and expire between June 30, 2001 and January 31, 2002. During 2001, the exercise period of these warrants was extended to June 30, 2002.

   Through December 31, 1999, 29.36 units were sold resulting in gross proceeds of $2,936,360 (including conversion of note principal of $300,000, reduction of accounts payable of $100,000 and cash of $2,500,000). Offering costs of $457,658 were incurred for the 29.36 units. In addition, 520,000 shares of common stock and 520,000 warrants were issued as commissions.

   During 2000, the Company issued 249,892 shares of common stock upon the exercise of warrants resulting in proceeds of $16,643. Warrants representing 2,009,202 shares of common stock were exercised on a cashless basis pursuant to a settlement with a selling agent in a private debt offering. These warrants were issued in connection with the sale of common stock in a private placement.

   During January 2000, the Company sold .5 unit in a private placement resulting in proceeds to the Company of $50,000. The .5 unit consisted of 50,000 shares of common stock and warrants to purchase 50,000 shares of common stock exercisable at $1.25 per share until January 2002. As of December 31, 2000, the Company concluded this offering.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999, 2000 and 2001

5. Stockholders' equity (continued)
   --------------------------------

   On March 29, 2000, the board of directors authorized the sale of up to 14 shares of its Series A cumulative preferred stock for $250,000 per share that would generate maximum proceeds of $3,500,000 if all shares were sold. During 2000 three shares were sold generating total proceeds of $750,000. The board has designated the Series A cumulative preferred stock as having a liquidation preference of $250,000 per share accruing dividends at the rate of 8% per annum. The Series A cumulative preferred stock is convertible into common stock at the rate of $.385 per common share, subject to certain dilution adjustments. At the date of issuance, the rate at which the preferred stock could be converted into common stock was below the trading market price of the common stock. For accounting purposes, this difference has been recorded as an increase in additional paid-in-capital and a corresponding increase in the deficit accumulated during the development stage. On July 1, 2001, one shareholder of the series A cumulative preferred stock elected to convert their share into common stock. Upon conversion, this shareholder received 661,926 shares of the Company's common stock.

   In 2000 and 2001, the Company issued 1,389,000 and 3,025,155 shares, respectively, of its common stock upon conversion of notes payable outlined in Note 3.

   During 2000, the Company issued 105,000 shares of its common stock to employees for compensation valued at $94,500.

   During 2001, the Company issued 542,500 shares of its common stock to various management consultants for services rendered valued at $574,425.

   Acquisition of Schulze Corp.:

   In May 2001, the Company acquired the entire outstanding capital stock of The
   E. Schulze Corporation, a Colorado corporation (the "Schulze Corp."), in exchange for an aggregate of $1,719,000 in cash (the "Cash Amount") and 17,852,196 shares of the Company's common stock (the "Company Common Stock"). Under the terms of an Agreement and Plan of Merger dated March 30, 2001, between the Company, the Schulze Corp. and the stockholders of the Schulze Corp., a newly-formed subsidiary of the Company was merged with and into the Schulze Corp. in a tax-free reorganization under the Internal Revenue Code. As a result, at the effective time of the merger, the Schulze Corp. became a wholly-owned subsidiary of the Company. At the time of the merger, the Schulze Corp. owned 20,144,196 shares of the Company's common stock.

   The Company generated the cash necessary to pay the Cash Amount through the sale to certain investors of 2,292,000 new shares (the "New Shares") at a price per share of $.75. The purchasers of the New Shares included a director of the Company and certain principals and affiliates of the director.

   In May 2001, the Company sold 403,999 shares of common stock to a related party and three other purchasers who qualified as "accredited" investors under Rule 501 of Regulation D under the Securities Act of 1933, as amended ("Securities Act") for total proceeds of $303,000. These proceeds were than used by the Company to reduce notes payable and accrued interest payable to selected noteholders of the Company outlined in Note 3.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999, 2000 and 2001

5. Stockholders' equity (continued)
   --------------------------------

   In December 2001, the Company received stock subscriptions for an additional $175,000 of equity from each of two directors enabling the Company to begin the marketing of its Budget Saver(TM) program. Under the term of these agreements, each director will receive 405,093 shares of the Company's common stock. Additionally, each director shall receive a royalty equal to one quarter of one cent ($.0025) for each coupon processed by the Company through the Budget Saver(TM) program. This royalty payment shall continue until that time when the bid price for the Company's common stock equals or exceeds $2.00 per share for at least 72 days within a 90 day period, however regardless of the bid price, the royalty shall remain in place until at least November 30, 2002. The directors also have the first right of refusal on providing additional equity to the Company up to an initial $2,250,000 of equity.

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

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999, 2000 and 2001

5. Stockholders' equity (continued)
   --------------------------------

   Stock warrants:

   The following is a summary of stock warrant activity:

                                           Exercise            Number of
                                            price               shares

Balance at December 31, 1998                                     9,164,412
Issued in 1999                      $1.00, $1.25 and $1.33       3,612,961
Exchanged in 1999                   $.067, $.667 and $1.33      (1,135,313)
Exercised in 1999                       $.067and $.667            (105,000)
                                                                  ---------
Balance at December 31, 1999                                    11,537,060

Issued in 2000                      $1.00, $1.25 and $1.33          66,692
Exchanged in 2000                   $.067, $.667 and $1.33      (1,021,000)
Exercised in 2000                       $.067and $.667          (2,271,996)
                                                                -----------
Balance at December 31, 2000                                     8,310,756

Issued in 2001                               $2.00               3,150,000
Exchanged in 2001                   $.067, $.667 and $1.33      (2,036,195)
Exercised in 2001                       $.067 and $.667           (289,645)
Expired in 2001                         $.067 to $1.33          (2,741,695)
                                                                -----------
Balance at December 31, 2001                                     6,393,221
                                                                ==========

   During 1999, 2000, and 2001 the Company extended the exercise period of the remaining A, B and C warrants issued in 1996 in connection with the private placement of promissory notes for an additional 90 to 120 days. For accounting purposes the extension is treated as an issuance of warrants and therefore were valued at $959,895 for 1999 and were treated as additional paid-in capital and interest expense. During 2000, although more warrants were extended, the market price of the Company's stock declined resulting in the reduction of interest expense and additional paid-in capital of $95,901. During 2001, in connection with a further extension of these warrants, $474,175 was recorded as an increase in interest expense and additional paid-in-capital. All such related warrants that were not exercised during 2001, expired as of December 31, 2001. Additionally, during 2001 the Company issued 513,039 shares of common stock upon the exercise of certain A, B, and C warrants resulting in proceeds of $82,597.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999, 2000 and 2001

5. Stockholders' equity (continued)
   --------------------------------

   In March 2000, the Company signed an agreement with a financial firm whose principal officer is a director of the Company. This agreement provides for the firm to assist the Company in obtaining the necessary equipment financing and revolving credit facility required to implement and rollout the Company's proprietary electronic coupon clearing system in multiple retail locations. In association with this agreement, the Company agreed to issue the firm warrants to purchase 3,150,000 shares of the Company's restricted common stock at a price of $2.00 per share. These warrants may not be exercised for two years following the date of issue and expire five years after the date of issue. Additionally, the Company may call the warrants any time after two and one-half years from the date of issue and before the expiration of the warrants at a price of $4.00 per share. These warrants were issued effective January 19, 2001 in connection with the $2,052,000 private equity funding arrangement completed in January 2001.

   Stock options:

   During 1998, the board of directors granted to two employees, options to purchase up to 2,000,000 shares of the Company's common stock in the aggregate in exchange for services the Company received during 1998. The options are exercisable at $1.00 per share and vest upon the attainment of certain goals. During 1999, the board of directors granted one employee an option to purchase up to 1,000,000 shares of the Company's common stock exercisable at $1.00 per share. This option was to vest upon the attainment of certain goals. No compensation was recorded under these awards and all except 100,000 of these options have expired unexercised.

   During 2000, the board of directors granted to two employees and a director, also serving as a consultant, options to purchase 536,875 shares of the Company's common stock at a strike price of $.25 per share. The board of directors also granted options, to these same three individuals, to purchase 775,000 shares of the Company's common stock at the lesser of $1.00 or 85% of the average price of the Company's common stock for the 15 days prior to the date of exercise. These options vest over time and upon the attainment of certain milestones. During 2000, the Company issued options to a consultant to purchase in the aggregate 400,000 shares of the Company's common stock exercisable at $1.00 to $3.00 per share for two years. For the years ended December 31, 2000 and 2001, the Company recognized compensation expense of $324,527 and $30,783, respectively, resulting from the difference between the exercise price and the market price of the Company's common stock at the time the options were granted. During 2001, the Company also issued options to purchase 450,000 shares of the Company's common stock to two consultants and valued these shares at $118,065.

   In January 2001, the Company issued to three employees, options to purchase 780,000 shares of the Company's common stock exercisable at a price ranging from $.25 to $.30 per share, for a two-year to a five-year period and are fully vested. In connection with the issuance of these options, the Company has recorded compensation expense of $261,526.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999, 2000 and 2001

5. Stockholders' equity (continued)
   --------------------------------

   In January 2001, the Company's Board of Directors approved the sale of 25,000 shares of the Company's restricted common stock to each outside director for each year of service provided to the Company at a price of $.25 per share (400,000 options in the aggregate). These shares may be exercised by a full recourse note payable by each director. This resolution was ratified by the Company's shareholders at the 2001 Annual Shareholders' Meeting held in October 2001. The Company recorded compensation expense of $20,000 in connection with the grant of these options.

   2000 Omnibus equity incentive plan:

   On October 24, 2001, the Company's stockholders approved the 2000 Omnibus Equity Incentive Plan which reserved for issuance 6,000,000 shares of the Company's common stock. The Plan also contains a provision to increase annually the number of shares available for issuance by the lesser of 10,000,000 shares or 10% of the outstanding shares of common stock of the Company. Under the terms of the Plan, the Company can issue incentive stock options (ISO's) and non-qualified stock options (NSO's). For ISO's, the purchase price of the shares granted will not be less than the estimated fair market value at the date of grant unless the purchaser owns more than 10% of the total combined voting power of all classes of stock on the date of grant, in which case the purchase price shall not be less than 110% of the estimated fair market value at the date of grant. Options granted are exercisable for five years from the date of the grant for stockholders owning more than 10% of the total combined voting power of the Company's stock. Options granted to other employees are exercisable for ten years from the date of grant. The Plan contains provision that permit the granting of stock appreciation rights by the committee that administers the Plan. The rights may be exercised by surrendering the option and receiving an amount equal to the difference in the fair market value of the shares on the date of surrender and the option price of such shares.

   Registration of company equity incentive plan:

   In February 2002, the Company completed an S-8 Registration with the Securities and Exchange Commission registering 8,866,875 options to purchase shares of the Company's common stock that were authorized to be issued under the Company's 2000 Omnibus Equity Incentive Plan. As of December 31, 2001, options representing 2,866,875 shares of common stock had actually been granted to various employees and directors of the Company. Additionally, as of December 31, 2001, no such options were exercised.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999, 2000 and 2001

5. Stockholders' equity (continued)
   --------------------------------

   The following is a summary of stock option activity:
                                                  Weighted
                                  Option price     average         Number of
                                   per share    exercise price       shares
                                  ------------  --------------     ---------

     Balance December 31, 1998         $ 1.00       $ 1.00        2,575,000
     Granted                           $ 1.00       $ 1.00        1,000,000
     Exercised                         $    -       $    -                -
                                   ----------       ------        ---------

     Balance December 31, 1999         $ 1.00       $ 1.00        3,575,000
     Granted                       $0. 25 to $3.00  $ 0.70        1,711,875
     Exercised                         $    -       $    -                -
     Forfeited                         $ 1.00       $ 1.00       (1,900,000)
                                   ---------------  ------       ----------

     Balance December 31, 2000     $0.25 to $3.00   $ 0.85        3,386,875
     Granted                       $0.21 to $1.50   $ 0.98       10,040,000
     Exercised                         $   -        $    -                -
     Forfeited                     $0.50 to $1.00   $ 0.94       (1,150,000)
                                   --------------   ------       ----------

     Balance December 31, 2001     $0.21 to $3.00   $ 0.93       12,276,875
                                                                 ==========

     Options exercisable at December
      31, 2001                     $0.21 to $3.00   $ 0.95       11,851,875
                                                                 ==========

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999, 2000 and 2001

5. Stockholders' equity (continued)
   --------------------------------

   The following is additional information with respect to those options and warrants outstanding at December 31, 2001:

                                  Weighted
                                   average
                                  remaining       Weighted
                                 contractual      average         Number of
              Price per share   life in years  exercise price        shares
              ---------------   -------------  --------------     ---------
    Options        $0.21             2.75           $0.21           200,000
                   $0.25             1.19           $0.25         1,016,875
           lesser of $1.00 or 85%
                of market             .47           $0.29           625,000
                   $0.30              2.0           $0.30           700,000
                   $0.50              2.9           $0.50           400,000
                   $0.67              2.9           $0.67           575,000
                   $0.75              2.5           $0.75         2,065,000
                   $1.00              2.5           $1.00         2,265,000
                   $1.25              2.5           $1.25         2,165,000
                   $1.50              2.5           $1.50         2,115,000
                   $2.00              2.5           $2.00            50,000
                   $2.50              2.5           $2.50            50,000
                   $3.00              2.5           $3.00            50,000




    Warrants       $1.25               .5           $1.25         3,243,221
                   $2.00              4.0           $2.00         3,150,000

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999, 2000 and 2001

5. Stockholders' equity (continued)
   --------------------------------

   The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans unless the grant date fair value of the underlying common stock exceeded the exercise price of the option. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards during the years ended December 31, 2000 and 2001 in accordance with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:
                                             1999         2000        2001
                                             ----         ----        ----
     Net loss - as reported             $ (3,185,702)$ (2,512,686)$ (4,653,268)
     Net loss - pro forma                 (3,185,702)  (2,662,144)  (4,860,678)
     Loss per share - as reported              (0.06)       (0.05)       (0.07)
     Loss per share - pro forma                (0.06)       (0.05)       (0.07)


   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, dividend yield of 0%; expected volatility of 100%, risk-free interest rate of 3.07% to 6.54%; and expected life of 1.5 to 4 years.

6. Basic and diluted warrants net loss per share
   ---------------------------------------------

   Basic net loss per share is based on the weighted average number of shares outstanding during the periods. Shares issued for nominal consideration are considered outstanding since inception. Diluted loss per share has not been presented as exercise of the outstanding stock options and warrants would have an anti-dilutive effect.

7. Commitments and contingencies

   Unisys:

   In 1997, the Company entered into a long-term, limited joint venture contract with Unisys Corporation (Unisys) in which Unisys will provide at its cost, most of the hardware, middleware, software and depot level maintenance for the Company's Coupon Exchange Center (CEC) system. Unisys will initially provide these services and build seven Coupon Exchange Centers for $1,901,000. Unisys will manufacture CEC's thereafter for a price to be determined by volume along with certain minimum annual fees to be paid by a royalty on each CEC In$taCa$h coupon redeemed. The Company has paid Unisys $943,716 and has recorded a payable of $490,688 at December 31, 2000 and 2001. The Company will owe an estimated $1,100,000 upon delivery of product. Certain of the amounts in excess of agreed upon expenditure ceilings are subject to negotiation and may affect the future amounts owed.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999, 2000 and 2001

7. Commitments and contingencies (continued)
   -----------------------------------------

   Operating lease commitments:

   The Company leases office space under an operating lease on a month-to-month basis. Additionally, the Company leases certain office equipment under operating lease agreements. Total rent expense for the years ended December 31, 1999, 2000 and 2001 was $37,860, $38,703, and $38,540, respectively.

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

8. Financial instruments

   The carrying values of cash, advances and note receivable-shareholder, accounts payable and notes payable (excluding the convertible notes payable and related accrued interest) approximated fair value due to the short-term maturities of these instruments. The fair value of the $487,500 carrying value of convertible notes payable and accrued interest is $731,493, based on the common stock price at December 31, 2001 and the conversion offer in effect allowing the note holders to convert their notes into common stock.

9. Restructuring charges

   In December of 2000, the board of directors changed the focus of the business from constructing their own equipment for coupon clearing to contracting this out to third parties. The Company sold manufacturing equipment with the book value of $155,703 for $125,000 resulting in a loss of $30,703. The Company also wrote down its inventories of parts by $96,200 and wrote off the note receivable from a director of the Company and two of his relatives (See Note
   2) as consideration for abandoning the asset purchase agreement. The above changes have been reflected on the statement of operations as restructuring charges of $196,511. During 2001, the Company abandoned additional equipment with a book value of $26,121.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999, 2000 and 2001

10.Subsequent events

   Sale of Common Stock:

   In January 2002, the Company raised $150,000 of additional equity from In Store Capital, LLC ("ISC") enabling the Company to continue the marketing of its Budget Saver(TM) program. Under the term of the agreement, ISC received 347,222 shares of the Company's common stock. Additionally, ISC shall receive a royalty equal to one half of one cent ($.005) for each coupon processed by the Company through the Budget Saver(TM) program. This royalty payment shall continue until that time when ISC shall have received royalty payments totaling $300,000.

   New Chairman, President and Chief Executive Officer:

   On December 31, 2001, Donald P. Uhl resigned as Chairman, President, and Chief Executive Officer of the Company. Mr. Uhl was succeeded by Michael T. Mozer, the Company's Vice Chairman, on January 1, 2002. In February 2002 and in conjunction with the hiring of Mr. Mozer, the Company's Board of Directors approved the issuance of options to Mr. Mozer to purchase 200,000 shares of the Company's common stock exercisable at $.42 per share. These options were granted pursuant to the Company's 2000 Omnibus Equity Incentive Plan.

   $700,000 private offering:

   In February 2002, the Board of Directors authorized the offering of up to $700,000 of Units to accredited investors of the Company. Each Unit is comprised of (i) one share of the Company's common stock at a price equal to 90% of the average closing price over the five trading days immediately preceding the purchase of the Unit, (ii) an option to purchase an additional share of the Company's common stock at an exercise price of $.50 per share for a period of five months following the date of the purchase of the Unit, and (iii) a pro-rata royalty payment equal to a maximum of one half of one cent ($.005) per redeemed coupon under the Budget Saver(TM) program payable until that time when the initial investment has been fully realized by the investor. As of March 27, 2002, the Company has sold 892,097 Units generating total proceeds of $366,200.

   In March 2002, the Company provided the note holders described in Note 3, with the option of extending their notes through October 31, 2002 or electing to convert their notes and accrued interest into shares of the Company's common stock. As of March 29, 2002, notes totaling $50,000 have been extended and notes totaling $77,176, including accrued interest of $27,176 have been converted into 150,000 shares of the Company's common stock.



                                  EXHIBIT INDEX

Exhibit
Number        Description
-------       --------------------------------------------------------------------------------------------------------

2.1           Agreement and Plan of Merger dated March 30, 2001, by and among the Company, In Store Acquisition Corp.,
              The E. Schulze Corporation and the stockholders of The E. Schulze Corporation dated March 30, 2000 (1)

3.1           Articles of Incorporation (2)

3.1.2         Certificate of Amendment filed with the Nevada Secretary of State as of October 7, 1998 (3)

3.1.3         Articles and Agreement of Merger filed with the Nevada Secretary of State as of October 8, 1998 (3)

3.1.4         Certificate of Amendment filed with the Nevada Secretary of State as of April 21, 2000 (3)

3.1.5         Certificate of Amendment filed with the Nevada Secretary of State as of November 14, 2000 (3)

3.2           Bylaws of the Company (as amended) (2)

4.1           Specimen of common stock of the Company (2)

4.2           Warrant issued to Michael T. Mozer (3)

4.3           Warrant issued to Frederick L. Morris (3)

4.4           Stock Option Agreement dated August 20, 2001, among the Company, Michael T. Mozer and Frederick L. Morris (3)

4.5           Form of Stock Option Agreement dated August 20, 2001 between the Company and various investors listed on a schedule thereto (3)

4.6           Form of Stock Option Agreement between the Company and various investors (3)

10.1          Memorandum of Understanding dated January 13, 1997, with Unisys Corporation (2) (4)

10.1.2        Memorandum of Understanding dated February 25, 1997, with Unisys Corporation (2) (4)

10.1.3        Memorandum of Understanding dated March 19, 1997, with Unisys Corporation (2) (4)

10.1.4        Memorandum of Understanding dated April 4, 1997, with Unisys Corporation (2) (4)

10.2          Patent and Software License Agreement dated November 29, 2001 between Lets Go Shopping, Inc. and the
              Company (5)

10.3          Asset Purchase Agreement by and between the Company and Partnership for Shared Marketing, Inc., and
              amendments thereto (2)

10.4          Form of Agreement for the Purchase and Sale of Stock to be dated as of December 1, 2001 between the
              Company and Derrick Bushman (3)

10.5          Form of Agreement for the Purchase and Sale of Stock dated January 23, 2002, between the Company and In
              Store Capital, LLC (3)




10.6          Common Stock Purchase Agreement dated January 19 2001, among the Company, Derrick Bushman and various other investors listed on a schedule thereto (3)

10.6.1        Escrow Agreement dated January 19, 2001, among the Company, Derrick Bushman, as the Purchaser representative and City National Bank, as Escrow Agent

10.6.2        Agreement to Provide Financing dated January 19, 2001, between the Company and ISC

10.7          Form of Purchase Agreement between the Company and various investors (3)

21.1          List of Subsidiaries (3)

23.1          Consent of Auditors (3)

-----------------

(1) Previously filed with the Commission and incorporated by reference from the Company's Current Report on Form 8-K filed April 16, 2001.

(2) Previously filed with the Commission and incorporated by reference from the Company's Registration Statement on Form 10 filed December 15, 1999, as amended.

(3)  Filed herewith.

(4) Portions omitted pursuant to a confidential treatment request filed separately with the Commission.

(5) Previously filed with the Commission and incorporated by reference from the Company's Current Report on Form 8-K filed January 1, 2002.