Form 10-Q
period 2002-03-31
IN STORE MEDIA SYSTEMS INC
filed 2002-05-15
CIK 1012316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                               --------------    -----------------

Commission file number:      000-28515
                             ---------

                          IN STORE MEDIA SYSTEMS, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Nevada                                             84-1249735
 ------------------------------                            --------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                           Identification Number)

                15423 East Batavia Drive, Aurora, Colorado 80011
               ---------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (303) 364-6550
                          -----------------------------
                         (Registrant's telephone number)

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                      -----  -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, par value $.001 per share, as of May 15, 2002 is 72,045,595 shares.

                          IN STORE MEDIA SYSTEMS, INC.


                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------
     PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

     Balance Sheet - December 31, 2001 and March 31, 2002 (unaudited)   2 and 3

     Statement of Operations - For the Three Months Ended March 31,
     2001 and 2002 and for the period from December 30, 1992
     (inception) through March 31, 2002 (unaudited)                           4

     Statement of Stockholders' Equity (Deficit)- For the Three Months
     Ended March 31, 2002 (unaudited)                                         5

     Statement of Cash Flows - For the Three Months Ended March 31,
     2001 and 2002 and for the period from December 30, 1992
     (inception) through March 31, 2002 (unaudited)                           6

     Notes to Unaudited Financial Statements                                  7

     ITEM 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                     11

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     14

     PART II.     OTHER INFORMATION                                          15
     --------     -----------------

                          IN STORE MEDIA SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                      December 31, 2001 and March 31, 2002
                                  (Unaudited)

                                     ASSETS
                                     ------


                                                            2001         2002
                                                            ----         ----

Current assets:
   Cash and cash equivalents                             $  21,457    $  26,056
   Accounts receivable                                       3,224        2,157
   Inventory                                                 5,525        5,525
   Other current assets                                     60,283       39,343
                                                         ---------    ---------
    Total current assets                                    90,489       73,081

Property and equipment, at cost:
   Office furniture and equipment                          243,024      244,366
   Leasehold improvements                                   55,228       55,228
                                                         ---------    ---------
                                                           298,252      299,594
   Less accumulated depreciation and amortization         (133,898)    (142,898)
                                                         ---------    ---------
    Net property and equipment                             164,354      156,696

Other assets:
   Debt issuance costs, net of accumulated amortization 356,667 324,167 Patent costs, net of accumulated amortization of
    $31,436 (2001) and $33,500 (2002)                       98,186       97,367
                                                         ---------    ---------
    Net other assets                                       454,853      421,534
                                                         ---------    ---------
                                                         $ 709,696    $ 651,311
                                                         =========    =========


                             See accompanying notes



                                IN STORE MEDIA SYSTEMS, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                       BALANCE SHEET
                            December 31, 2001 and March 31, 2002
                                        (Unaudited)


                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                       ----------------------------------------------



                                                                  2001            2002
                                                                  ----            ----

Current liabilities:
   Accounts payable                                           $    823,869    $    885,123
   Interest payable                                                243,993         232,552
   Accrued expenses                                                 98,698         104,494
   Notes payable (Notes 2 and 8)                                   487,500         437,500
   Notes payable-related party (Note 2)                               --            70,000
   Short-term notes payable                                         33,996          17,199
                                                              ------------    ------------
    Total current liabilities                                    1,688,056       1,746,868

Stockholders' equity (deficit) (Notes 2, 4, 5, 6, 7 and 8):
   Preferred stock, no par value; 50,000,000 shares
    authorized, 2 shares issued and outstanding
    liquidation preference $510,000                                500,000         500,000
   Common stock, $.001 par value; 150,000,000 shares
    authorized, 80,378,240 (2001) and 80,813,594
    (2002) shares issued                                            80,378          80,813
   Additional paid-in capital                                   19,740,240      19,900,066
   Stock subscriptions received                                    350,000         745,000
   Treasury stock, at cost; 9,374,742 shares                      (563,750)       (563,750)
   Deficit accumulated during the development stage            (21,085,228)    (21,757,686)
                                                              ------------    ------------
    Total stockholders' equity (deficit)                          (978,360)     (1,095,557)
                                                              ------------    ------------
                                                              $    709,696    $    651,311
                                                              ============    ============


                                   See accompanying notes

                                             3



                              IN STORE MEDIA SYSTEMS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF OPERATIONS

                 For the Three Months Ended March 31, 2001 and 2002
    and for the Period from December 30, 1992 (inception) through March 31, 2002
                                     (Unaudited)



                                                                         Cumulative
                                                                        amounts from
                                            2001            2002         inception
                                        ------------    ------------    ------------
Revenues:
   Coupon handling fees and other       $        336    $      1,158    $     19,664

Costs and expenses:
   Research and development                   53,000            --         3,318,423
   General and administrative                728,675         662,480      10,289,660
   Depreciation and amortization              10,729          11,064         347,905
                                        ------------    ------------    ------------
     Total costs and expenses                792,404         673,544      13,955,988
                                        ------------    ------------    ------------
     Operating loss                         (792,068)       (672,386)    (13,936,324)

Other income (expense):
   Interest income                             2,252              20         105,872
   Litigation settlement                        --              --          (156,250)
   Restructuring costs                          --              --          (222,632)
   Debt conversion costs (Note 2)           (500,548)        (16,195)     (1,324,537)
   Interest expense                       (1,903,956)         36,103      (5,393,157)
                                        ------------    ------------    ------------
     Total other income (expense)         (2,402,252)         19,928      (6,990,704)
                                        ------------    ------------    ------------
Net loss (Note 3)                         (3,194,320)       (652,458)    (20,927,028)
Preferred stock dividends                     26,056          20,000          76,056
                                        ------------    ------------    ------------
Net loss applicable to common
   stockholders                         $ (3,220,376)   $   (672,458)   $(21,003,084)
                                        ============    ============    ============

Basic and diluted net loss per common
   share                                $       (.05)   $       (.01)   $       (.43)
                                        ============    ============    ============

Weighted average common shares
   outstanding                            62,400,000      71,000,000      49,200,000
                                        ============    ============    ============


                               See accompanying notes

                                         4



                                           IN STORE MEDIA SYSTEMS, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                    For the Three Months Ended March 31, 2002
                                                   (Unaudited)



                                                            Preferred stock                  Common stock
                                                      ---------------------------   ---------------------------
                                                          Shares         Amount       Shares            Amount
                                                      ------------   ------------   ------------   ------------
Balance, December 31, 2001                                       2   $    500,000     80,378,240   $     80,378

   Sale of common stock for cash ($.42 per share)
    (Note 4)                                                  --             --          285,354            285

   Preferred stock dividends                                  --             --             --             --

   Intrinsic value of stock options granted to
    officers of the Company (Note 6)                          --             --             --             --

   Value of stock options granted to
    consultants (Note 6)                                      --             --             --             --

   Conversion of notes payable into common
    stock (Note 2)                                            --             --          150,000            150

   Extension of exercise period of warrants issued
    in connection with debt offering (Note 2)                 --             --             --             --

   Stock subscription received for the purchase
    of 953,965 shares ocommon stock (Notes 4 and 5)           --             --             --             --

   Net loss for the three months ended
    March 31, 2002                                            --             --             --             --
                                                      ------------   ------------   ------------   ------------
Balance, March 31, 2002                                          2   $    500,000     80,813,594   $     80,813
                                                      ============   ============   ============   ============


                                                                                                      Deficit
                                                                                                     accumulated
                                                       Additional                                    during the
                                                        paid-in           Stock        Treasury      development
                                                        capital       subscriptions     stock           stage           Total
                                                      ------------    ------------   ------------    ------------    ------------

Balance, December 31, 2001                            $ 19,740,240    $    350,000   $   (563,750)   $(21,085,228)   $   (978,360)

   Sale of common stock for cash ($.42 per share)
    (Note 4)                                               120,915            --             --              --           121,200

   Preferred stock dividends                                  --              --             --           (20,000)        (20,000)

   Intrinsic value of stock options granted to
    officers of the Company (Note 6)                        12,600            --             --              --            12,600

   Value of stock options granted to
    consultants (Note 6)                                    18,745            --             --              --            18,745

   Conversion of notes payable into common
    stock (Note 2)                                          93,850            --             --              --            94,000

   Extension of exercise period of warrants issued
    in connection with debt offering (Note 2)              (86,284)           --             --              --           (86,284)

   Stock subscription received for the purchase
    of 953,965 shares ocommon stock (Notes 4 and 5)           --           395,000           --              --           395,000

   Net loss for the three months ended
    March 31, 2002                                            --              --             --          (652,458)       (652,458)
                                                      ------------    ------------   ------------    ------------    ------------
Balance, March 31, 2002                               $ 19,900,066    $    745,000   $   (563,750)   $(21,757,686)   $ (1,095,557)
                                                      ============    ============   ============    ============    ============


                                                      See accompanying notes

                                                                5



                                     IN STORE MEDIA SYSTEMS, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENT OF CASH FLOWS
                         For the Three Months Ended March 31, 2001 and 2002
            and for the Period from December 30, 1992 (inception) through March 31, 2002
                                             (Unaudited)



                                                                                       Cumulative
                                                                                        amounts
                                                                                         from
                                                          2001            2002         inception
                                                      ------------    ------------    ------------

Cash flows from operating activities:
   Net loss                                           $ (3,194,320)   $   (652,458)   $(20,927,028)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                         10,729          11,064         347,905
      Restructuring charges                                   --              --           222,632
      Common stock issued for services, patents and
       payables                                          2,612,563         (38,744)      4,260,761
      Amortization of debt issuance costs                     --            32,500       1,762,403
      Reduction in note receivable - related party
       charged to research and development                    --              --           244,311
      Changes in assets and liabilities:
       Accounts receivable and notes receivable               --             1,067         (66,017)
       Inventory                                               400            --          (109,905)
       Other assets                                         12,616          20,940         (39,343)
       Accounts payable                                    154,316          61,254         885,123
       Interest payable                                     21,105          16,364         907,835
       Other                                               (16,665)          5,796         104,494
                                                      ------------    ------------    ------------
      Total adjustments                                  2,795,064         110,241       8,520,199
                                                      ------------    ------------    ------------
      Net cash used in operations                         (399,256)       (542,217)    (12,406,829)

Cash flows from investing activities:
   Purchase of property and equipment                      (54,815)         (1,342)       (382,780)
   Proceeds from sale of property and equipment               --              --           125,000
   Advances - related party                                   (775)           --          (244,311)
   Patent costs                                               (187)         (1,245)       (130,865)
   Lease deposits                                             --              --           (27,880)
   Debt issuance costs                                        --              --           (10,000)
                                                      ------------    ------------    ------------
      Net cash used in investing activities                (55,777)         (2,587)       (670,836)

Cash flows from financing activities:
   Proceeds from sale of common stock                    1,000,000         516,200       8,664,444
   Purchase of treasury stock                                 --              --          (520,000)
   Proceeds from sale of preferred stock                      --              --           750,000
   Preferred stock dividends                               (26,056)        (20,000)        (80,658)
   Proceeds from (repayments of) stockholder loans        (251,000)         70,000          70,000
   Repayments of capital leases                               --              --           (14,087)
   Proceeds from notes payable                                --              --         5,220,767
   Repayments of notes payable                            (334,705)        (16,797)       (986,745)
                                                      ------------    ------------    ------------
      Net cash provided by financing activities            388,239         549,403      13,103,721
                                                      ------------    ------------    ------------
Net increase (decrease) in cash                            (66,794)          4,599          26,056

Cash and cash equivalents at beginning of period           191,039          21,457            --
                                                      ------------    ------------    ------------
Cash and cash equivalents at end of period            $    124,245    $     26,056    $     26,056
                                                      ============    ============    ============


                                       See accompanying notes

                                                  6

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 2002



1.   Basis of presentation
     ---------------------

     The accompanying unaudited financial statements have been prepared by the Company. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2002, and the results of operations and cash flows for the periods ended March 31, 2001 and 2002.

     Basis of presentation and management's plans:

     The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant losses ($20,927,028 since inception) and a stockholders' deficit at March 31, 2002 of $1,095,557. The Company's continued existence is dependent on its ability to obtain the additional funding necessary to continue the marketing of the electronic coupon clearing and distribution systems. In December 2001, the Company received subscriptions for 405,093 shares of the Company's common stock for cash proceeds totaling $175,000 from each of two directors of the Company. In January 2002, the Company raised $150,000 of additional equity from In Store Capital, LLC ("ISC") (see Note 5).

     In February 2002, the board of directors of the Company authorized the offering of up to $700,000 of 2002 Units to accredited investors (see Note
     4). As of March 31, 2002, the Company had sold 892,097 of its 2002 Units generating total proceeds of $366,200.

     The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

     In March 2001, the Company launched the initial pilot program of its proprietary electronic coupon clearing system. In connection with this pilot program, the Company has commenced the generation of operating revenue. For the quarter ended March 31, 2001, the Company generated operating revenue of $336. This pilot program was completed in January 2002. For the quarter ended March 31, 2002, the Company generated operating revenue of $1,158.

2.   Notes payable
     -------------

     In connection with the notes payable issued in 1996, 1997 and 1998, the Company issued warrants to purchase the Company stock exercisable for a three-year period. A majority of these warrants were classified as "A",

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 2002


2.   Notes payable (continued)
     -------------------------

     "B", and "C" warrants. The balance of the warrants did not have a specific classification. As these warrants have neared their initial expiration dates, the Company has extended these warrants first for 120 days and then for successive 90 day periods. In March 2001, the Company issued a letter to all holders of the A, B, and C warrants, whose notes were previously converted to the Company's common stock, informing them that the Company would no longer be extending the warrants beyond their current extension dates. All related A, B, and C warrants that were not exercised during 2001, expired on December 31, 2001. The exercise period for the remaining warrants was extended to June 30, 2002.

     For accounting purposes, the Company is treating these extensions as stock appreciation rights and has recorded interest expense of $1,831,892 in the quarter ended March 31, 2001 related to the warrants, which have been extended. During the quarter ended March 31, 2002, the price of the Company's stock decreased. As a result, the value assigned to the warrant extensions was decreased by $86,284 for the three months ended March 31, 2002.

     In March 2002, the Company offered its noteholders the option of extending their notes through October 31, 2002 or electing to convert their notes and accrued interest into shares of the Company's restricted common stock. Under the extension feature, each noteholder has the option of extending their note and accrued interest to October 31, 2002. In consideration for extending their note, each noteholder would receive options to purchase shares of the Company's restricted common stock exercisable at $1.00 per share for each dollar owed the noteholder as of March 1, 2002 including all accrued interest. Under the conversion feature, each noteholder has the option of converting their note and accrued interest into shares of the Company's restricted common stock at $.45 per share. In consideration for converting their note, each noteholder would receive options to purchase shares of the Company's restricted common stock (one option for each share of common stock) at prices ranging from $.50 - $.75 per share. All options expire on December 31, 2002. As of March 31, 2002, notes totaling $50,000 have been extended and notes totaling $77,805, including accrued interest of $27,805 have been converted into 150,000 shares of the Company's common stock. The Company has recorded an expense of $16,195 as debt conversion costs in recognition of the beneficial conversion terms offered.

     In February 2002, the Company borrowed $70,000 from an officer/director of the Company bearing interest at 8% per annum, convertible into shares of the Company's common stock at a price of $.432 per share. This note matured on March 16, 2002 and was subsequently extended to May 15, 2002.

3.   Income taxes
     ------------

     No provision for income taxes is required at March 31, 2002, because, in management's estimation the Company will not recognize any taxable income through December 31, 2002.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 2002


4.   Private placement
     -----------------

     In February 2002, the board of directors of the Company authorized the offering of up to $700,000 of 2002 Units to accredited investors of the Company. Each "2002 Unit" is comprised of (i) one share of the Company's common stock at a price equal to 90% of the average closing price over the five trading days immediately preceding the purchase of the Unit, (ii) an option to purchase an additional share of the Company's common stock at an exercise price of $.50 per share for a period of five months following the date of the purchase of the Unit, and (iii) a pro-rata royalty payment equal to a maximum of one half of one cent ($.005) per redeemed coupon under the Budget Saver(TM) program payable until such time as the initial investment has been fully realized by the investor. As of March 31, 2002, the Company has sold 892,097 of its 2002 Units generating total proceeds of $366,200.

5.   Sale of common stock
     --------------------

     In January 2002, the Company raised $150,000 of additional equity from ISC enabling the Company to continue the marketing of its Budget Saver(TM) program. Under the term of the agreement, ISC subscribed for 347,222 shares of the Company's common stock. Additionally, ISC shall receive a royalty equal to one half of one cent ($.005) for each coupon processed by the Company through the Budget Saver(TM) program. This royalty payment shall continue until that time when ISC shall have received royalty payments totaling $300,000.

6.   Stock options
     -------------

     In February 2002 and in conjunction with the hiring of Michael T. Mozer as the Company's Chairman, President, and Chief Executive Officer effective January 1, 2002, the Company's board of directors approved the issuance of options to Mr. Mozer to purchase 200,000 shares of the Company's common stock exercisable at $.42 per share. These options were granted pursuant to the Company's 2000 Omnibus Equity Incentive Plan.

     During the quarter ended March 31, 2002, the Company issued options to a consultant to purchase 75,000 shares of the Company's common stock exercisable at prices ranging from $.36 to $.41 per share.

     For the quarter ended March 31, 2002, the Company recognized compensation expense of $12,600 and $18,745 for the options issued to Mr. Mozer and the consultant, respectively. Compensation expense resulted from the difference between the exercise price and the market price of the Company's common stock at the time the options were granted to Mr. Mozer and based on the Black-Scholes model for the options issued to the consultant.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 2002


7.   Registration of company equity incentive plan
     ---------------------------------------------

     In February 2002, the Company completed a Registration Statement on Form S-8 with the Securities and Exchange Commission registering options to purchase 8,866,875 shares of the Company's common stock that were authorized to be issued under the Company's 2000 Omnibus Equity Incentive Plan. As of March 31, 2002, the Company had granted options to purchase a total of 3,066,875 shares of the Company's common stock to various employees and directors of the Company. As of March 31, 2002, none of these stock options had been exercised.

8.   Subsequent events
     -----------------

     In April 2002, noteholders elected to extend their notes totaling $25,000 to October 31, 2002.

     In April 2002 and in conjunction with the Company's $700,000 private placement of 2002 Units, the Company sold 432,531 of its 2002 Units generating total proceeds of $181,650.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

These discussions may contain forward-looking statements. A forward-looking statement may contain words or phrases such as "will continue to be," "will be," "continue to," "expect to," "anticipates that," "to be," or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements.

OVERVIEW
--------

The Company has identified the accounting policies described below as critical to its business operations and the understanding of the Company's results of operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout this section where such policies affect the Company's reported and expected financial results. The preparation of this Quarterly Report requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities of the Company, revenues and expenses of the Company during the reporting period and contingent assets and liabilities as of the date of the Company's financial statements. There can be no assurance that the actual results will not differ from those estimates.

The Company has relied upon the issuance of shares of its common stock, options to purchase its common stock and warrants to purchase its common stock to fund much of the Company's operations. The following describes the methods used to record various stock related transactions.

Stock issued for services is valued at the market price of the Company's stock at the date of grant.

Compensation related to the issuance of stock options to employees and directors is recorded at the intrinsic value of the options, which is the market price of the Company's common stock less the exercise price of the option at the grant date. Compensation related to the issuance of options to consultants for the purchase of the Company's common stock is recorded at the market price of the Company's common stock at the measurement date. The measurement date is generally the date the options are fully vested.

Warrants issued to warrant holders with respect to convertible notes and warrants issued in 1996, 1997 and 1998 were initially valued and recorded as debt issuance costs which were subsequently amortized to interest expense over the initial term of the convertible notes. When the warrants expired, the Company recorded the initial 120-day extension of the warrants at the fair value of the warrants using the Black-Scholes option-pricing model. As the warrants were extended for additional 30-day periods, the Company treated the warrants as stock appreciation rights and adjusted the value of the warrants quarterly based on the increase or decrease in the market price of the Company's stock. Upon conversion of these convertible notes into shares of the Company's common stock, the Company valued any additional shares of its common stock issued and recorded any decrease in the warrant exercise price, compared to the original terms of the conversion option, as debt conversion costs.

The Company is a development stage company engaged in the development of its system for distributing and electronically clearing coupons, certain components of which are patented. The Company generated revenues from operations during the quarter ended March 31, 2002 totaling $1,158 as compared to $336 for the quarter ended March 31, 2001. Additionally, the Company has incurred losses of $20,927,028 since inception through March 31, 2002.

At March 31, 2002, the Company had a stockholders' deficit of $1,095,557, which reflects $20,662,129 of paid in capital (net of amount attributable to treasury stock) less accumulated deficit of $21,757,686. The accumulated deficit amount is primarily the result of the amount of interest expense incurred in connection with short-term convertible notes and debentures by the Company and its predecessor in private transactions in 1996 through 2001, research and development, general and administrative expenses and the valuation of stock options and warrants incurred since inception. At March 31, 2002, the Company had a working capital deficit of $1,673,787.

In January 2002, the Company raised $150,000 of equity from ISC enabling the Company to continue the marketing of its electronic coupon distribution program. In February 2002, the board of directors authorized the offering of up to $700,000 of 2002 Units to accredited investors to continue the marketing of the electronic coupon distribution program. As of March 31, 2002, the Company had sold 892,097 of its 2002 Units generating total gross proceeds of $366,200. The Company is unable to provide any assurance that it will be able to raise the additional funds necessary to finance anticipated costs associated with the commencement of the electronic coupon distribution program and otherwise to implement its business plan and strategy, as presently contemplated.

The Company is seeking to eliminate all remaining debt obligations through the conversion or buyout of notes payable. In March 2002, the Company provided these noteholders with the option of extending their notes through October 31, 2002 or electing to convert their notes and accrued interest into shares of the Company's common stock. As of March 31, 2002, notes totaling $50,000 were extended and notes totaling $77,805, including accrued interest of $27,805, have been converted into 150,000 shares of the Company's common stock. As of March 31, 2002, notes totaling $592,372 (including accrued interest of $204,872) remain outstanding and in default. Through March 31, 2002 the Company remained burdened with debt obligations and a continuing lack of working capital. The raising of additional equity in the first quarter of 2002 relieved some of the burden relating to the debt obligations and provided the necessary funding to continue the marketing of the Company's electronic coupon distribution program. If the Company is unsuccessful in eliminating all remaining debt obligations either through conversion or buyout, the Company may require the securing of additional working capital to continue its program and operations as planned. Otherwise, the Company may be forced to curtail or discontinue its operations.

FINANCIAL CONDITION
-------------------

The Company had $651,311 in total assets and $1,746,868 in total liabilities at March 31, 2002, as compared to $709,696 and $1,688,056 at December 31, 2001, respectively. Accounts payable and accrued expenses at December 31, 2001 were $922,567 as compared to $989,617 at March 31, 2002. The Company had a working capital deficit of $1,673,787 at March 31, 2002, as compared to a working capital deficit of $1,597,567 at December 31, 2001. This difference primarily is attributed to an increase in accounts payable of $61,254.

RESULTS OF OPERATIONS
---------------------

The Company's operational costs historically have increased or decreased primarily due to the expansion or contraction of the Company's ongoing research and development efforts. The Company has incurred operating expenses of $13,955,988 from inception through March 31, 2002. These expenses include $3,318,423 in research and development expenses and $10,289,660 in general and administrative expenses. Subject to the availability of additional funds, the Company expects its operational expenses and costs to increase as it expands its marketing and promotional efforts to commence the introduction of its systems, products, and services.

QUARTER ENDED MARCH 31, 2002, COMPARED TO QUARTER ENDED MARCH 31, 2001

For the quarter ended March 31, 2002, the Company sustained net operating losses of $652,458, as compared to net losses of $3,194,320 for the quarter ended March 31, 2001. The decrease in operating losses primarily was due to a decrease in debt conversion costs associated with the conversion of notes payable in 2001 and a decrease in interest expense, which resulted from the expiration of the A, B, and C warrants in December 2001 and the valuation of stock warrants and options at March 31, 2002 as compared to the valuation at December 31, 2001. For the quarter ended March 31, 2002, the Company recognized a decrease in the valuation of these options and warrants totaling $86,284.

The Company's operating expenses for the quarter ended March 31, 2002 decreased by approximately 15% to $673,544, as compared to operating expenses of $792,404, for the same period last year. The decrease in operating expenses in 2002 was due to decreases in research and development and general and administrative expenses. Research and development costs decreased by 100% to $0 for the quarter ended March 31, 2002, as compared to research and development costs of $53,000 for the same period last year. This decrease was due to the completion of all prototype development work that was necessary in order to enable the Company to launch its pilot program in March 2001. General and administrative expenses decreased by $66,195 or 9% to $662,480 for the 2002 fiscal quarter as compared to general and administrative expenses of $728,675 for the same period last year. The decrease in general and administrative expenses primarily was due to decreases of $129,217 in management consulting fees related to the Company's project management requirements, $120,939 in wages and benefits and offset by increases in legal and professional fees, travel, and LGS royalty fees of $194,433 incurred in conjunction with the marketing of the Company's electronic coupon distribution program.

The Company's net non-operating income (including non-operating interest income and interest expense) increased to $19,928 for the quarter ended March 31, 2002 as compared to net non-operating expenses of $2,402,252 for the quarter ended March 31, 2001. The increase was primarily due to decreases in debt conversion costs and interest expense. Debt conversion costs for the quarter ended March 31, 2002 decreased by 97% to $16,195 as compared to the same period last year. This was due to decreases in the number of notes and accrued interest converted to common stock. Interest expense for the quarter ended March 31, 2002 decreased by $1,940,059. Interest expense represented 181% of the net non-operating income for the quarter. This was due primarily to a decrease in the valuation of the warrants issued in connection with the Company's debt offerings as a result of the expiration of the A, B, and C warrants in December 2001.

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

At March 31, 2002, the Company had $1,746,868 in current liabilities, of which $670,052 (including $232,552 of interest accrued thereon) was in the form of convertible, short-term debentures issued by the Company and its predecessor in private transactions during the 1998, 1997 and 1996 fiscal years. At March 31,

2002, the Company was in default of its obligations under the notes issued to investors by the Company and its predecessor in the amount of $387,500 (plus accrued interest of $204,872). A portion of the notes was converted into shares of the Company's common stock during the 1998, 1999, 2000, and 2001 fiscal years. In March 2002, the Company offered its noteholders the option of extending their notes through October 31, 2002 or electing to convert their notes and accrued interest into shares of the Company's restricted common stock. Under the extension feature, each noteholder has the option of extending their note and accrued interest to October 31, 2002. In consideration for extending their note, each noteholder would receive options to purchase shares of the Company's restricted common stock exercisable at $1.00 per share for each dollar owed the noteholder as of March 1, 2002 including all accrued interest. Under the conversion feature, each noteholder has the option of converting their note and accrued interest into shares of the Company's restricted common stock at $.45 per share. In consideration for converting their note, each noteholder would receive options to purchase shares of the Company's restricted common stock (one option for each share of common stock) at prices ranging from $.50 to $.75 per share. All options expire on December 31, 2002. As of March 31, 2002, notes totaling $50,000 have been extended and notes totaling $77,805, including accrued interest of $27,805 have been converted into 150,000 shares of the Company's common stock. At March 31, 2002, notes in the aggregate principal amount of $387,500 remained outstanding, as compared to notes in the aggregate principal amount of $487,500 that were outstanding on December 31, 2001. The remaining portion of the Company's current liabilities is primarily comprised of short-term note obligations totaling $87,199 and continuing payment obligations of $490,688 (at March 31, 2002 and December 31, 2001) to Unisys Corporation. The Company relies on the availability of additional capital to satisfy all such obligations.

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

Since the end of fiscal year 2001 through March 31, 2002, the Company's cash position has increased. At March 31, 2002, the Company had available cash of $26,056, as compared to available cash of $21,457 at December 31, 2001.

In January 2002, the Company raised an additional $150,000 of equity from ISC, enabling the Company to continue the marketing of its electronic coupon distribution program. In February 2002, the board of directors authorized the offering of up to $700,000 of 2002 Units to accredited investors. As of March 31, 2002, the Company had sold 892,097 of its 2002 Units generating total gross proceeds of $366,200. The Company requires additional capital to finance its operating costs through the sale of equity and/or debt securities. Additionally if the Company is successful in securing long-term contracts with a minimum number of customers, then the Company would be in a much stronger position to secure addition capital if the need should arise. Failure to secure these contracts would require the Company to acquire additional capital in the form of either debt or equity. If the Company were unable to secure this additional capital, if needed, it would most likely impair the ability of the Company to meet its obligations in the near or medium term and to continue operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
-------------------------------------------------------------------

The Company does not own financial instruments that are subject to market risk.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

 In January 2002, the Company raised an additional $150,000 of equity from ISC in exchange for the issuance of 347,222 shares of the Company's restricted common stock, enabling the Company to continue the marketing of its electronic coupon distribution program. This sale was made pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

In February 2002, the board of directors authorized the offering of up to $700,000 of 2002 Units to accredited investors. As of March 31, 2002, the Company had generated total gross proceeds of $366,200 in exchange for the issuance of 892,097 shares of the Company's restricted common stock. This sale was made pursuant to an exemption under Section 4(6) of the Securities Act and Regulation D promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of May 15, 2001, the Company was in default on its notes payable issued to investors in 1996, 1997, and 1998 in the form of convertible short-term debentures totaling $592,372 (including accrued interest of $204,872). These debentures, which originally matured between 1997 and 1999, are in default because of the Company's inability to repay these obligations as a result of the Company's insufficient working capital.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

In February 2002, the Company completed an Registration Statement on Form S-8 with the Securities and Exchange Commission registering options to purchase 8,866,875 shares of the Company's common stock, par value $.001 per share, that were authorized to be issued by the Company under the Company's 2000 Omnibus Equity Incentive Plan. As of March 31, 2002, options to purchase 3,066,875 shares of the Company's common stock had been granted to various employees and directors of the Company. Additionally, as of March 31, 2002, no such options were exercised.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits

                  None.

     (b)      Reports on Form 8-K.

                  None.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: May 15, 2002                     IN STORE MEDIA SYSTEMS, INC.
                                            (Registrant)


                                            By:  /s/  Michael T. Mozer
                                                --------------------------------
                                                      Michael T. Mozer,
                                                      President and Chief
                                                      Executive Officer

                                            By:  /s/  Robert L. Cohen
                                                 -------------------------------
                                                      Robert L. Cohen
                                                      Vice President and
                                                      Chief Financial Officer