Form 10-Q
period 2002-06-30
IN STORE MEDIA SYSTEMS INC
filed 2002-08-14
CIK 1012316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                       OR

---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, par value $.001 per share, as of August 14, 2002 is 74,002,926 shares.

                          IN STORE MEDIA SYSTEMS, INC.


                                      INDEX


                                                                       Page No.
                                                                       --------
     PART I.  FINANCIAL INFORMATION
     -------  ---------------------

     ITEM 1.  FINANCIAL STATEMENTS

     Balance Sheet - December 31, 2001 and June 30, 2002 (unaudited)   F-2 & F-3

     Statement of Operations - For the Three Months Ended June 30,
     2001 and 2002 (unaudited)                                            F-4

     Statement of Operations - For the Six Months Ended June 30, 2001
     and 2002 and for the period from December 30, 1992 (inception)
     through June 30, 2002 (unaudited)                                    F-5

     Statement of Changes In Stockholders' Equity (Deficit) -
     For the Six Months Ended June 30, 2002 (unaudited)                   F-6

     Statement of Cash Flows - For the Six Months Ended June 30, 2001
     and 2002 and for the period from December 30, 1992 (inception)
     through June 30, 2002 (unaudited)                                    F-7

     Notes to Unaudited Financial Statements                              F-8

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS                                   2

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK   6

     PART II.     OTHER INFORMATION                                        6
     --------     -----------------

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                       December 31, 2001 and June 30, 2002
                                   (Unaudited)



                                     ASSETS
                                     ------




                                                           2001         2002
                                                         ---------    ---------
Current assets:
   Cash and cash equivalents                             $  21,457    $  52,593
   Accounts receivable                                       3,224        1,435
   Inventory                                                 5,525        5,525
   Other current assets                                     60,283       18,089
                                                         ---------    ---------
     Total current assets                                   90,489       77,642

Property and equipment, at cost:
   Office furniture and equipment                          243,024      244,366
   Leasehold improvements                                   55,228       55,228
                                                         ---------    ---------
                                                           298,252      299,594

   Less accumulated depreciation and amortization         (133,898)    (151,898)
                                                         ---------    ---------
    Net property and equipment                             164,354      147,696

Other assets:
   Debt issuance costs, net of accumulated amortization 356,667 291,667 Patent costs, net of accumulated amortization of
    $31,436 (2001) and $35,552 (2002)                       98,186       96,157
                                                         ---------    ---------
    Net other assets                                       454,853      387,824
                                                         ---------    ---------
                                                         $ 709,696    $ 613,162
                                                         =========    =========


                             See accompanying notes



                               IN STORE MEDIA SYSTEMS, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                                      BALANCE SHEET
                           December 31, 2001 and June 30, 2002
                                       (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                      ----------------------------------------------



                                                                2001            2002
                                                            ------------    ------------

Current liabilities:
   Accounts payable                                         $    823,869    $    922,509
   Interest payable                                              243,993         161,748
   Accrued expenses                                               98,698         159,197
   Notes payable (Notes 2)                                       487,500         287,500
   Notes payable-related party (Note 2)                             --              --
   Short-term notes payable (Note 2)                              33,996         100,000
                                                            ------------    ------------

    Total current liabilities                                  1,688,056       1,630,954
                                                            ------------    ------------

Stockholders' equity (deficit) (Notes 2, 4, 5, 6, and 7):
   Preferred stock, no par value; 50,000,000 shares
    authorized, 2 shares issued and outstanding
    liquidation preference $520,000                              500,000         500,000
   Common stock, $.001 par value; 150,000,000 shares
    authorized, 80,378,240 (2001) and 83,262,173
    (2002) shares issued                                          80,378          83,262
   Additional paid-in capital                                 19,740,240      20,932,033
   Stock subscriptions received                                  350,000         445,000
   Treasury stock, at cost; 9,374,742 shares                    (563,750)       (563,750)
   Deficit accumulated during the development stage          (21,085,228)    (22,414,337)
                                                            ------------    ------------
    Total stockholders' equity (deficit)                        (978,360)     (1,017,792)
                                                            ------------    ------------
                                                            $    709,696    $    613,162
                                                            ============    ============


                                  See accompanying notes

                                           F-3

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                For the Three Months Ended June 30, 2001 and 2002
                                   (Unaudited)



                                                     2001              2002
                                                 ------------      ------------

Revenues:
    Coupon handling fees and other               $      5,659      $       --

Costs and expenses:
    Research and development                            2,844              --
    General and administrative                        650,151           465,394
    Depreciation and amortization                      10,775            11,052
                                                 ------------      ------------
      Total costs and expenses                        663,770           476,446
                                                 ------------      ------------
      Operating loss                                 (658,111)         (476,446)

Other income (expense):
    Interest income                                     1,876              --
    Litigation settlement                                --                --
    Restructuring costs                               (26,121)             --
    Debt conversion costs (Note 2)                    (98,896)         (112,661)
    Interest expense                                  727,211           (67,543)
                                                 ------------      ------------
      Total other income (expense)                    604,070          (180,204)
                                                 ------------      ------------
Net loss (Note 3)                                     (54,041)         (656,650)

Preferred stock dividends                                --              20,000
                                                 ------------      ------------
Net loss applicable to common
    stockholders                                 $    (54,041)     $   (676,650)
                                                 ============      ============

Basic and diluted net loss per common
    share                                                   *      $       (.01)
                                                 ============      ============

Weighted average common shares
    outstanding                                    65,300,000        71,700,000
                                                 ============      ============


* less than $.01 per share


                             See accompanying notes



                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                 For the Six Months Ended June 30, 2001 and 2002
   and for the Period from December 30, 1992 (inception) through June 30, 2002
                                   (Unaudited)



                                                                         Cumulative
                                                                        amounts from
                                            2001            2002         inception
                                        ------------    ------------    ------------

Revenues:
   Coupon handling fees and other       $      5,995    $      1,158    $     19,664

Costs and expenses:
   Research and development                   55,844            --         3,318,423
   General and administrative              1,378,826       1,127,875      10,755,055
   Depreciation and amortization              21,504          22,116         358,957
                                        ------------    ------------    ------------
     Total costs and expenses              1,456,174       1,149,991      14,432,435
                                        ------------    ------------    ------------
     Operating loss                       (1,450,179)     (1,148,833)    (14,412,771)

Other income (expense):
   Interest income                             4,128              20         105,872
   Litigation settlement                        --              --          (156,250)
   Restructuring costs                       (26,121)           --          (222,632)
   Debt conversion costs (Note 2)           (599,444)       (128,856)     (1,437,198)
   Interest expense                       (1,176,745)        (31,440)     (5,460,700)
                                        ------------    ------------    ------------
     Total other income (expense)         (1,798,182)       (160,276)     (7,170,908)
                                        ------------    ------------    ------------
Net loss (Note 3)                         (3,248,361)     (1,309,109)    (21,583,679)

Preferred stock dividends                     26,056          20,000          80,658
                                        ------------    ------------    ------------
Net loss applicable to common
   stockholders                         $ (3,274,417)   $ (1,329,109)   $(21,664,337)
                                        ============    ============    ============

Basic and diluted net loss per common
   share                                $       (.05)   $       (.02)   $       (.44)
                                        ============    ============    ============

Weighted average common shares
   outstanding                            62,800,000      71,300,000      49,800,000
                                        ============    ============    ============


                                 See accompanying notes

                                        F-5



                                                    IN STORE MEDIA SYSTEMS, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                               For the Six Months Ended June 30, 2002
                                                             (Unaudited)



                                                                Preferred stock                 Common stock             Additional
                                                         ---------------------------    ----------------------------      paid-in
                                                             Shares        Amount          Shares          Amount         capital
                                                         ------------   ------------    ------------    ------------   ------------
Balance, December 31, 2001                                          2   $    500,000     80,378,240    $     80,378    $ 19,740,240

   Sale of common stock for cash ($.36 per share),
     net of offering costs of $40,665 (Note 4)                   --             --        2,146,221           2,146         780,040

   Preferred stock dividends                                     --             --             --              --              --

   Intrinsic value of stock options granted to
     officers of the Company (Note 6)                            --             --             --              --            12,600

   Value of stock options granted to
     consultants (Note 6)                                        --             --             --              --            34,467

    Cancellation of common stock issued to consultants           --             --         (100,000)           (100)            100

   Conversion of notes payable into common
     stock (Note 2)                                              --             --          837,712             838         438,694

   Extension of exercise period of warrants issued
     in connection with debt offering (Note 2)                   --             --             --              --           (74,108)

   Stock subscription received for the purchase
     of 690,865 shares of common stock (Notes 4 and 5)           --             --             --              --              --

   Net loss for the six months ended
     June 30, 2002                                               --             --             --              --              --
                                                         ------------   ------------    ------------    ------------   ------------

Balance, June 30, 2002                                              2   $    500,000      83,262,173    $     83,262   $ 20,932,033
                                                         ============   ============    ============    ============   ============


                                                      See accompanying notes

                                                               F-6



                                             IN STORE MEDIA SYSTEMS, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                        For the Six Months Ended June 30, 2002
                                                      (Unaudited)
                                                      (Continued)



                                                                                            Deficit
                                                                                          accumulated
                                                                                          during the
                                                             Stock         Treasury       development
                                                         subscriptions      stock            stage          Total
                                                         ------------    ------------    ------------    ------------
Balance, December 31, 2001                               $    350,000    $   (563,750)   $(21,085,228)   $   (978,360)

   Sale of common stock for cash ($.36 per share),
     net of offering costs of $40,665 (Note 4)               (175,000)           --              --           607,186

   Preferred stock dividends                                     --              --           (20,000)        (20,000)

   Intrinsic value of stock options granted to
     officers of the Company (Note 6)                            --              --              --            12,600

   Value of stock options granted to
     consultants (Note 6)                                        --              --              --            34,467

    Cancellation of common stock issued to consultants           --              --              --              --

   Conversion of notes payable into common
     stock (Note 2)                                              --              --              --           439,532

   Extension of exercise period of warrants issued
     in connection with debt offering (Note 2)                   --              --              --           (74,108)

   Stock subscription received for the purchase
     of 690,865 shares of common stock (Notes 4 and 5)        270,000            --              --           270,000

   Net loss for the six months ended
     June 30, 2002                                               --              --        (1,309,109)     (1,309,109)
                                                         ------------    ------------    ------------    ------------

Balance, June 30, 2002                                   $    445,000    $   (563,750)   $(22,414,337)   $ (1,017,792)
                                                         ============    ============    ============    ============


                                                See accompanying notes

                                                      F-6(Con't)



                                    IN STORE MEDIA SYSTEMS, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENT OF CASH FLOWS

                           For the Six Months Ended June 30, 2001 and 2002
             and for the Period from December 30, 1992 (inception) through June 30, 2002
                                             (Unaudited)



                                                                                       Cumulative
                                                                                        amounts
                                                                                         from
                                                          2001            2002         inception
                                                      ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                           $ (3,248,361)   $ (1,309,109)   $(21,583,679)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                         21,504          22,116         358,957
      Restructuring charges                                 26,121            --           222,632
      Common stock issued for services, patents and
       payables                                          1,999,582         101,815       4,401,320
      Amortization of debt issuance costs                     --            65,000       1,794,903
      Reduction in note receivable - related party
       charged to research and development                    --              --           244,311
      Changes in assets and liabilities:
       Accounts receivable and notes receivable               --             1,789         (65,295)
       Inventory                                               400            --          (109,905)
       Other assets                                          8,648          42,194         (18,089)
       Accounts payable                                    137,890          98,640         922,509
       Interest payable                                    187,631          28,432         919,903
       Other                                                (4,030)         60,499         159,197
                                                      ------------    ------------    ------------
      Total adjustments                                  2,377,746         420,485       8,830,443
                                                      ------------    ------------    ------------
      Net cash used in operations                         (870,615)       (888,624)    (12,753,236)

Cash flows from investing activities:
   Purchase of property and equipment                     (111,246)         (1,342)       (382,780)
   Proceeds from sale of property and equipment               --              --           125,000
   Advances  related party                                  (1,350)           --          (244,311)
   Patent costs                                             (1,449)         (2,087)       (131,707)
   Lease deposits                                             --              --           (27,880)
   Debt issuance costs                                        --              --           (10,000)
                                                      ------------    ------------    ------------
      Net cash used in investing activities               (114,045)         (3,429)       (671,678)

Cash flows from financing activities:
   Proceeds from sale of common stock                    1,848,767         807,185       8,955,429
   Purchase of treasury stock                                 --              --          (520,000)
   Proceeds from sale of preferred stock                      --              --           750,000
   Preferred stock dividends                               (26,056)        (20,000)        (80,658)
   Proceeds from (repayments of) stockholder loans        (251,000)         70,000          70,000
   Repayments of capital leases                               --              --           (14,087)
   Proceeds from notes payable                                --           100,000       5,320,767
   Repayments of notes payable                            (612,270)        (33,996)     (1,003,944)
                                                      ------------    ------------    ------------
      Net cash provided by financing activities            959,441         923,189      13,477,507
                                                      ------------    ------------    ------------
Net increase (decrease) in cash                            (25,219)         31,136          52,593

Cash and cash equivalents at beginning of period           191,039          21,457            --
                                                      ------------    ------------    ------------
Cash and cash equivalents at end of period            $    165,820    $     52,593    $     52,593
                                                      ============    ============    ============


                                       See accompanying notes

                                                F-7

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2002



1.   Basis of presentation
     ---------------------

     The accompanying unaudited financial statements have been prepared by the Company. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of June 30, 2002, and the results of operations and cash flows for the periods ended June 30, 2001 and 2002.

     Basis of presentation and management's plans:

     The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant losses ($21,583,679 since inception) and a stockholders' deficit at June 30, 2002 of $1,017,792. The Company's continued existence is dependent on its ability to obtain the additional funding necessary to continue the marketing of the electronic coupon clearing and distribution systems. In December 2001, the Company received subscriptions for 405,093 shares of the Company's common stock for cash proceeds totaling $175,000 from each of two directors of the Company. In January 2002, the Company raised $150,000 of additional equity from In Store Capital, LLC ("ISC") (see Note 5). In June 2002, the Company raised $100,000 in the form of a note payable to an accredited investor of the Company (see Note 2).

     In February 2002, the board of directors of the Company authorized the offering of up to $700,000 of 2002 Units to accredited investors (see Note
     4). In June 2002, the board of directors authorized an increase in this offering of an additional $122,850 of 2002 Units. As of June 30, 2002, the Company had sold 2,242,274 of its 2002 Units generating total proceeds of $782,185 (net of offering costs of $40,665) including $175,000 reflected as stock subscriptions received.

     The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

     In March 2001, the Company launched the initial pilot program of its proprietary electronic coupon clearing system. In connection with this pilot program, the Company has commenced the generation of operating revenue. For the six months ended June 30, 2001, the Company generated operating revenue of $5,995. This pilot program was completed in January 2002. For the six months ended June 30, 2002, the Company generated operating revenue of $1,158.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2002



2.   Notes payable
     -------------

     In connection with the notes payable issued in 1996, 1997 and 1998, the Company issued warrants to purchase the Company stock exercisable for a three-year period. A majority of these warrants were classified as "A", "B", and "C" warrants. The balance of the warrants did not have a specific classification. As these warrants have neared their initial expiration dates, the Company has extended these warrants first for 120 days and then for successive 90 day periods. In March 2001, the Company issued a letter to all holders of the A, B, and C warrants, whose notes were previously converted to the Company's common stock, informing them that the Company would no longer be extending the warrants beyond their current extension dates. All related A, B, and C warrants that were not exercised during 2001, expired on December 31, 2001. The exercise period for the remaining warrants was extended to June 30, 2002. As of June 30, 2002, no such warrants had been exercised.

     For accounting purposes, the Company treated these extensions as stock appreciation rights and recorded a decrease in interest expense of $881,930 during the quarter ended June 30, 2001 related to the warrants, which had been extended. During the quarter ended June 30, 2002, no adjustment was required as the related warrants have all since expired. During the quarter ended June 30, 2002, the Company recorded interest expense of $12,176 as a result of the valuation of stock options issued in connection with the issuance of a note payable to an accredited investor totaling $100,000. This combined with the first quarter decrease in interest expense of $86,284, relating to the valuation of warrants, results in a decrease in interest expense for the six months ended June 30, 2002 of $74,108.

     In March 2002, the Company offered its noteholders the option of extending their notes through October 31, 2002 or electing to convert their notes and accrued interest into shares of the Company's restricted common stock. Under the extension feature, each noteholder has the option of extending their note and accrued interest to October 31, 2002. In consideration for extending their note, each noteholder would receive options to purchase shares of the Company's restricted common stock exercisable at $1.00 per share for each dollar owed the noteholder as of March 1, 2002 including all accrued interest. Under the conversion feature, each noteholder has the option of converting their note and accrued interest into shares of the Company's restricted common stock at $.45 per share. In consideration for converting their note, each noteholder would receive options to purchase shares of the Company's restricted common stock (one option for each share of common stock) at prices ranging from $.50 - $.75 per share. All options expire on December 31, 2002. During the six months ended June 30, 2002, notes totaling $75,000 have been extended and notes totaling $310,676, including accrued interest of $110,676 have been converted into 837,712 shares of the Company's common stock. The Company has recorded an expense of $128,856 as debt conversion costs in recognition of the beneficial conversion terms offered.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2002



2.   Notes payable (continued)
     -------------------------

     In February 2002, the Company borrowed $70,000 from an officer/director of the Company bearing interest at 8% per annum, convertible into shares of the Company's common stock at a price of $.432 per share. This note matured on March 16, 2002 and was subsequently extended to May 15, 2002 In June 2002, this same individual surrendered his rights under the note agreement and with the approval of the Company's board of directors, applied these funds towards the purchase of 200,459 shares of the Company's common stock at a price of $.349 per share. These shares were purchased under the same terms and conditions as those within the Company's offering of the 2002 Units discussed in Note 4.

3.   Income taxes
     ------------

     No provision for income taxes is required at June 30, 2002, because, in management's estimation the Company will not recognize any taxable income through December 31, 2002.

4.   Private placement
     -----------------

     In February 2002, the board of directors of the Company authorized the offering of up to $700,000 of 2002 Units to accredited investors of the Company. Each "2002 Unit" is comprised of (i) one share of the Company's common stock at a price equal to 90% of the average closing price over the five trading days immediately preceding the purchase of the Unit, (ii) an option to purchase an additional share of the Company's common stock at an exercise price of $.50 per share for a period of five months following the date of the purchase of the Unit, and (iii) a pro-rata royalty payment equal to a maximum of one half of one cent ($.005) per redeemed coupon under the Let's Go Shopping coupon booklet program payable until such time as the initial investment has been fully realized by the investor. In June 2002, the board of directors authorized an increase in this offering of an additional $122,850 of the 2002 Units. Through June 30, 2002, the Company sold 2,242,274 of its 2002 Units generating total proceeds of $782,185 (net of offering costs of $40,665) including $175,000 reflected as stock subscriptions received. Additionally, in connection with this offering, the Company issued, to a selling agent, 115,495 shares of the Company's common stock (issued in July 2002) and options to purchase 115,495 shares of the Company's common stock at an exercise price of $.50 per share.

5.   Sale of common stock
     --------------------

     In January 2002, the Company raised $150,000 of additional equity from ISC enabling the Company to continue the marketing of its Let's Go Shopping coupon booklet program. Under the term of the agreement, ISC subscribed for 347,222 shares of the Company's common stock. Additionally, ISC shall receive a royalty equal to one half of one cent ($.005) for each coupon processed by the Company through the Let's Go Shopping coupon booklet program. This royalty payment shall continue until that time when ISC shall have received royalty payments totaling $300,000.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2002



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

     During the six months ended June 30, 2002, the Company issued options to a consultant to purchase 150,000 shares of the Company's common stock exercisable at prices ranging from $.21 to $.41 per share.

     For the six months ended June 30, 2002, the Company recognized compensation expense of $12,600 and $34,467 for the options issued to Mr. Mozer and the consultant, respectively. Compensation expense resulted from the difference between the exercise price and the market price of the Company's common stock at the time the options were granted to Mr. Mozer and based on the Black-Scholes model for the options issued to the consultant.

7.   Registration of company equity incentive plan
     ---------------------------------------------

     In February 2002, the Company completed a Registration Statement on Form S-8 with the Securities and Exchange Commission registering options to purchase 8,866,875 shares of the Company's common stock that were authorized to be issued under the Company's 2000 Omnibus Equity Incentive Plan. As of June 30, 2002, the Company had granted options to purchase a total of 3,066,875 shares of the Company's common stock to various employees and directors of the Company. As of June 30, 2002, options to purchase 575,000 shares of the Company's common stock had expired and none of these stock options had been exercised.

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

The Company is a development stage company engaged in the development of its system for distributing and electronically clearing coupons, certain components of which are patented. The Company generated revenues from operations during the six months ended June 30, 2002 totaling $1,158 as compared to $5,995 for the six months ended June 30, 2001. Additionally, the Company has incurred losses of $21,583,679 since inception through June 30, 2002.

At June 30, 2002, the Company had a stockholders' deficit of $1,017,792, which reflects $21,396,545 of paid in capital (net of amount attributable to treasury stock) less accumulated deficit of $22,414,337. The accumulated deficit amount is primarily the result of the amount of interest expense incurred in connection with short-term convertible notes and debentures by the Company and its predecessor in private transactions in 1996 through 2001, research and development, general and administrative expenses and the valuation of stock options and warrants incurred since inception. At June 30, 2002, the Company had a working capital deficit of $1,553,312.

In January 2002, the Company raised $150,000 of equity from ISC enabling the Company to continue the marketing of its electronic coupon distribution program. In February 2002, the board of directors authorized the offering of up to $700,000 of 2002 Units to accredited investors to continue the marketing of the electronic coupon distribution program. In June 2002, the board of directors authorized an increase in this offering of an additional $122,850 Units. Through June 30, 2002, the Company had sold 2,242,274 of its 2002 Units generating total net proceeds of $782,185. The Company is unable to provide any assurance that it will be able to raise the additional funds necessary to finance anticipated costs associated with the commencement of the electronic coupon distribution program and otherwise to implement its business plan and strategy, as presently contemplated.

The Company is seeking to eliminate all remaining debt obligations through the conversion or buyout of notes payable. In March 2002, the Company provided these noteholders with the option of extending their notes through October 31, 2002 or electing to convert their notes and accrued interest into shares of the Company's common stock. As of June 30, 2002, notes totaling $75,000 were extended and notes totaling $310,676, including accrued interest of $110,676, have been converted into 837,712 shares of the Company's common stock. As of June 30, 2002, notes totaling $330,453 (including accrued interest of $117,953) remain outstanding and in default. Through June 30, 2002 the Company remained burdened with debt obligations and a continuing lack of working capital. The raising of additional equity in the first and second quarters of 2002 relieved some of the burden relating to the debt obligations and provided the necessary funding to continue the marketing of the Company's electronic coupon distribution program. If the Company is unsuccessful in eliminating all remaining debt obligations either through conversion or buyout, the Company may require the securing of additional working capital to continue its program and operations as planned. Otherwise, the Company may be forced to curtail or discontinue its operations.

FINANCIAL CONDITION
-------------------

The Company had $613,162 in total assets and $1,630,954 in total liabilities at June 30, 2002, as compared to $709,696 and $1,688,056 at December 31, 2001, respectively. Accounts payable and accrued expenses at December 31, 2001 were $922,567 as compared to $1,081,706 at June 30, 2002. The Company had a working capital deficit of $1,553,312 at June 30, 2002, as compared to a working capital deficit of $1,597,567 at December 31, 2001. This difference primarily is attributed to an increase in accounts payable and accrued expenses of $159,139 offset by a decrease in notes payable and accrued interest of $282,245.

RESULTS OF OPERATIONS
---------------------

The Company's operational costs historically have increased or decreased primarily due to the expansion or contraction of the Company's ongoing research and development efforts. The Company has incurred operating expenses of $14,432,435 from inception through June 30, 2002. These expenses include $3,318,423 in research and development expenses and $10,755,055 in general and administrative expenses. Subject to the availability of additional funds, the Company expects its operational expenses and costs to increase as it expands its marketing and promotional efforts to commence the introduction of its systems, products, and services.

QUARTER ENDED JUNE 30, 2002, COMPARED TO QUARTER ENDED JUNE 30, 2001

For the quarter ended June 30, 2002, the Company sustained net operating losses of $656,650, as compared to net losses of $54,041 for the quarter ended June 30, 2001. The increase in operating losses primarily was due to an increase in interest expense associated with the expiration of the A, B, and C warrants in December 2001 and the valuation of stock warrants and options at June 30, 2002 as compared to the valuation at June 30, 2001.

The Company's operating expenses for the quarter ended June 30, 2002 decreased by approximately 28% to $476,446, as compared to operating expenses of $663,770, for the same period last year. The decrease in operating expenses in 2002 was due to decreases in research and development and general and administrative expenses. Research and development costs decreased by 100% to $0 for the quarter ended June 30, 2002, as compared to research and development costs of $2,844 for the same period last year. This decrease was due to the completion of all prototype development work that was necessary in order to enable the Company to launch its pilot program in March 2001. General and administrative expenses decreased by $184,757 or 28% to $465,394 for the 2002 fiscal quarter as compared to general and administrative expenses of $650,151 for the same period last year. The decrease in general and administrative expenses primarily was due to decreases of $103,787 in management consulting fees related to the Company's project management requirements, $168,334 in advertising/promotion, $37,487 in legal and professional fees and offset by increases in wages and benefits of $124,147.

The Company's net non-operating expenses (including non-operating interest income and interest expense) increased to $180,204 for the quarter ended June 30, 2002 as compared to net non-operating income of $604,070 for the quarter ended June 30, 2001. The increase was primarily due to increases in debt conversion costs and interest expense. Debt conversion costs for the quarter ended June 30, 2002 increased by 14% to $112,661 as compared to the same period last year. This was due to increases in the number of notes and accrued interest converted to common stock. Interest expense for the quarter ended June 30, 2002 increased by $794,754 as compared to the same period last year. This was due primarily to a decrease in the valuation of the warrants issued in connection with the Company's debt offerings as a result of the expiration of the A, B, and C warrants in June 2002.

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

At June 30, 2002, the Company had $1,630,954 in current liabilities, of which $449,248 (including $161,748 of interest accrued thereon) was in the form of convertible, short-term debentures issued by the Company and its predecessor in private transactions during the 1998, 1997 and 1996 fiscal years. At June 30,

2002, the Company was in default of its obligations under the notes issued to investors by the Company and its predecessor in the amount of $212,500 (plus accrued interest of $117,953). A portion of the notes was converted into shares of the Company's common stock during the 1998, 1999, 2000, and 2001 fiscal years. In March 2002, the Company offered its noteholders the option of extending their notes through October 31, 2002 or electing to convert their notes and accrued interest into shares of the Company's restricted common stock. Under the extension feature, each noteholder has the option of extending their note and accrued interest to October 31, 2002. In consideration for extending their note, each noteholder would receive options to purchase shares of the Company's restricted common stock exercisable at $1.00 per share for each dollar owed the noteholder as of March 1, 2002 including all accrued interest. Under the conversion feature, each noteholder has the option of converting their note and accrued interest into shares of the Company's restricted common stock at $.45 per share. In consideration for converting their note, each noteholder would receive options to purchase shares of the Company's restricted common stock (one option for each share of common stock) at prices ranging from $.50 to $.75 per share. All options expire on December 31, 2002. As of June 30, 2002, notes totaling $75,000 have been extended and notes totaling $310,676, including accrued interest of $110,676 have been converted into 837,712 shares of the Company's common stock. At June 30, 2002, notes in the aggregate principal amount of $287,500 remained outstanding, as compared to notes in the aggregate principal amount of $487,500 that were outstanding on December 31, 2001. The remaining portion of the Company's current liabilities is primarily comprised of short-term note obligations totaling $100,000 and continuing payment obligations of $490,688 (at June 30, 2002 and December 31, 2001) to Unisys Corporation. The Company relies on the availability of additional capital to satisfy all such obligations.

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

Since the end of fiscal year 2001 through June 30, 2002, the Company's cash position has increased. At June 30, 2002, the Company had available cash of $52,593, as compared to available cash of $21,457 at December 31, 2001. The increase in cash is a result of the Company obtaining short term equity financing through the offering of the 2002 Units and the issuance of a short term note payable totaling $100,000.

In January 2002, the Company raised an additional $150,000 of equity from ISC, enabling the Company to continue the marketing of its electronic coupon distribution program. In February 2002, the board of directors authorized the offering of up to $700,000 of 2002 Units to accredited investors. In June 2002, the board of directors authorized an increase in this offering of an additional $122,850 of these Units. As of June 30, 2002, the Company had sold 2,242,274 of its 2002 Units generating total net proceeds of $782,185. In June 2002, the Company finalized an agreement with Piggly Wiggly Carolina to implement the Let's Go Shopping coupon booklet program in all 118 of their retail locations. The Company requires additional capital to finance its operating costs through the sale of equity and/or debt securities. Additionally if the Company continues to be successful in securing long-term contracts with a minimum number of additional customers, then the Company would be in a much stronger position to secure addition capital. Failure to secure additional contracts would require the Company to acquire additional capital in the form of either debt or equity. If the Company were unable to secure this additional capital, if needed, it would most likely impair the ability of the Company to meet its obligations in the near or medium term and to continue operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
-------------------------------------------------------------------

The Company does not own financial instruments that are subject to market risk.


PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

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

In February 2002, the board of directors authorized the offering of up to $700,000 of 2002 Units to accredited investors. In June 2002, the board of directors authorized an increase in this offering of an additional $122,850 Units. As of June 30, 2002, the Company had generated total gross proceeds of $822,850 in exchange for the issuance of 2,242,274 shares of the Company's restricted common stock. This sale was made pursuant to an exemption under
Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of August 15, 2002, the Company was in default on its notes payable issued to investors in 1996, 1997, and 1998 in the form of convertible short-term debentures totaling $330,453 (including accrued interest of $117,953). These debentures, which originally matured between 1997 and 1999, are in default because of the Company's inability to repay these obligations as a result of the Company's insufficient working capital.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

In February 2002, the Company completed a Registration Statement on Form S-8 with the Securities and Exchange Commission registering options to purchase 8,866,875 shares of the Company's common stock, par value $.001 per share, that were authorized to be issued by the Company under the Company's 2000 Omnibus Equity Incentive Plan. As of June 30, 2002, options to purchase 3,066,875 shares of the Company's common stock had been granted to various employees and directors of the Company. Additionally, as of June 30, 2002, options to purchase 575,000 shares of the Company's common stock expired and no such options were exercised.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None.

(b)      Reports on Form 8-K.

         None.

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: August 14, 2002                  IN STORE MEDIA SYSTEMS, INC.
                                            (Registrant)


                                            By:  /s/  Michael T. Mozer
                                               -------------------------------
                                                      Michael T. Mozer,
                                                      President and
                                                      Chief Executive Officer



                                            By:  /s/  Robert L. Cohen
                                               -------------------------------
                                                      Robert L. Cohen,
                                                      Vice President and
                                                      Chief Financial Officer