Form 10-Q
period 2002-09-30
IN STORE MEDIA SYSTEMS INC
filed 2002-11-19
CIK 1012316

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

For the transition period from ____________   to ____________

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

                                       N/A
                                  ------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, par value $.001 per share, as of November 19, 2002 is 77,878,072 shares.

                          IN STORE MEDIA SYSTEMS, INC.


                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION
-------  ---------------------

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheet - December 31, 2001 and September 30, 2002 (unaudited)     2 and 3

Statement of Operations - For the Three Months Ended September 30,
2001 and 2002 (unaudited)                                                      4

Statement of Operations - For the Nine Months Ended September 30,
2001 and 2002 and for the Period from December 30, 1992 (inception)
through September 30, 2002 (unaudited)                                         5

Statement of Changes In Stockholders' Equity (Deficit)- For the
Nine Months Ended September 30, 2002 (unaudited)                               6

Statement of Cash Flows - For the Nine Months Ended September
30, 2001 and 2002 and for the Period from December 30, 1992
(inception) through September 30, 2002 (unaudited)                             7

Notes to Unaudited Financial Statements                                        8

ITEM 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                     13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           17

PART II. OTHER INFORMATION                                                    17
-------- -----------------

ITEM 1.  LEGAL PROCEEDINGS                                                    17

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                            18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  18

ITEM 5.  OTHER INFORMATION                                                    19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     19

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                    December 31, 2001 and September 30, 2002
                                   (Unaudited)

                                     ASSETS
                                     ------

                                                            2001         2002
                                                         ----------   ----------
Current assets (Note 8):
   Cash and cash equivalents                             $  21,457    $  17,936
   Accounts receivable                                       3,224           --
   Inventory                                                 5,525        5,425
   Prepaid Insurance                                            --        1,806
   Other current assets                                     60,283           29
                                                         ----------   ----------
    Total current assets                                    90,489       25,196

Property and equipment, at cost (Note 8):
   Office furniture and equipment                          243,024      256,972
   Leasehold improvements                                   55,228       55,228
                                                         ----------   ----------
                                                           298,252      312,200

   Less accumulated depreciation and amortization         (133,898)    (159,370)
                                                         ----------   ----------
    Net property and equipment                             164,354      152,830

Other assets:
   Debt issuance costs, net of accumulated amortization    356,667      249,167
   Patent costs, net of accumulated amortization of
   $31,436 (2001) and $37,704 (2002) (Note 8)               98,186       98,062
                                                         ----------   ----------
    Net other assets                                       454,853      347,229
                                                         ----------   ----------

                                                         $ 709,696    $ 525,255
                                                         ==========   ==========

                            See accompanying notes.

                               IN STORE MEDIA SYSTEMS, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                       BALANCE SHEET
                         December 31, 2001 and September 30, 2002
                                        (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                      ----------------------------------------------

                                                                2001             2002
                                                            -------------   -------------
Current liabilities:
   Accounts payable                                         $    823,869    $  1,039,493
   Interest payable                                              243,993         192,944
   Accrued expenses                                               98,698         254,974
   Notes payable (Note 2)                                        487,500         287,500
   Notes payable-related party (Note 2)                               --          10,000
   Short-term notes payable (Note 2)                              33,996         150,097
                                                            -------------   -------------
    Total current liabilities                                  1,688,056       1,935,008


Stockholders' equity (deficit) (Notes 2, 4, 5, 6, and 7):
   Preferred stock, no par value; 50,000,000 shares
    authorized, 2 shares issued and outstanding
    liquidation preference $520,000                              500,000         500,000
   Common stock, $.001 par value; 150,000,000 shares
    authorized, 80,378,240 (2001) and 85,252,814
    (2002) shares issued                                          80,378          85,253
   Additional paid-in capital                                 19,740,240      21,209,560
   Stock subscriptions received                                  350,000         425,000
   Treasury stock, at cost; 9,374,742 shares                    (563,750)       (563,750)
   Deficit accumulated during the development stage          (21,085,228)    (23,065,816)
                                                            -------------   -------------
    Total stockholders' equity (deficit)                        (978,360)     (1,409,753)
                                                            -------------   -------------
                                                            $    709,696    $    525,255
                                                            =============   =============

                                 See accompanying notes.

                                            3

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
                                   (Unaudited)



                                                     2001              2002
                                                 -------------     -------------
Revenues:
    Coupon handling fees and other               $      5,732      $         --

Costs and expenses:
    Research and development                          (14,389)               --
    General and administrative                        950,518           566,973
    Depreciation and amortization                      10,988            11,152
                                                 -------------     -------------
      Total costs and expenses                        947,117           578,125
                                                 -------------     -------------
      Operating loss                                 (941,385)         (578,125)

Other income (expense):
    Interest income                                    10,896                --
    Debt conversion costs (Note 2)                    (32,068)               --
    Interest expense                                  455,083           (63,354)
                                                 -------------     -------------
      Total other income (expense)                    433,911           (63,354)
                                                 -------------     -------------
Net loss (Note 3)                                    (507,474)         (641,479)

Preferred stock dividends                              29,999            10,000
                                                 -------------     -------------
Net loss applicable to common
    stockholders                                 $   (537,473)     $   (651,479)
                                                 =============     =============

Basic and diluted net loss per common
    share                                        $       (.01)     $       (.01)
                                                 =============     =============
Weighted average common shares
    outstanding                                    69,435,000        74,600,000
                                                 =============     =============

                             See accompanying notes.

                               IN STORE MEDIA SYSTEMS, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENT OF OPERATIONS

                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
     and for the Period from December 30, 1992 (inception) through September 30, 2002
                                        (Unaudited)

                                                                                Cumulative
                                                                               amounts from
                                                  2001            2002          inception
                                              -------------   -------------   -------------
Revenues:
   Coupon handling fees and other             $     11,727    $      1,158    $     19,664

Costs and expenses:
   Research and development                         41,455              --       3,318,423
   General and administrative                    2,329,344       1,694,848      11,322,028
   Depreciation and amortization                    32,492          33,268         370,109
                                              -------------   -------------   -------------
     Total costs and expenses                    2,403,291       1,728,116      15,010,560
                                              -------------   -------------   -------------
     Operating loss                             (2,391,564)     (1,726,958)    (14,990,896)

Other income (expense):
   Interest income                                  15,024              20         105,872
   Litigation settlement                                --              --        (156,250)
   Restructuring costs                             (26,121)             --        (222,632)
   Debt conversion costs (Note 2)                 (631,512)       (128,856)     (1,437,198)
   Interest expense                               (721,662)        (94,794)     (5,524,054)
                                              -------------   -------------   -------------
     Total other income (expense)               (1,364,271)       (223,630)     (7,234,262)
                                              -------------   -------------   -------------
Net loss (Note 3)                               (3,755,835)     (1,950,588)    (22,225,158)

Preferred stock dividends                           56,055          30,000          90,658
                                              -------------   -------------   -------------
Net loss applicable to common stockholders    $ (3,811,890)   $ (1,980,588)   $(22,315,816)
                                              =============   =============   =============

Basic and diluted net loss per common share   $       (.06)   $       (.03)   $       (.44)
                                              =============   =============   =============
Weighted average common shares outstanding      65,049,000      72,700,000      50,400,000
                                              =============   =============   =============

                                  See accompanying notes.

                                             5

                                              IN STORE MEDIA SYSTEMS, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                       (Unaudited)


                                                            Preferred stock           Common stock           Additional
                                                          -------------------  -------------------------      paid-in
                                                          Shares    Amount        Shares        Amount        capital
                                                          ------  -----------  ------------   ----------   -------------

Balance, December 31, 2001                                    2   $  500,000    80,378,240    $  80,378    $ 19,740,240

   Sale of common stock for cash ($.36 per share),
    net of offering costs of $40,665 (Note 4)                --           --     2,261,716        2,262         779,924

   Preferred stock dividends                                 --           --            --           --              --

   Intrinsic value of stock options granted to
    officers of the Company (Note 6)                         --           --            --           --          12,600

   Value of stock options granted to
    consultants (Note 6)                                     --           --            --           --          44,880

   Cancellation of common stock issued to consultants        --           --      (100,000)        (100)            100

   Conversion of notes payable into common
    stock (Note 2)                                           --           --       837,712          838         438,694

   Extension of exercise period of warrants issued
    in connection with debt offering (Note 2)                --           --            --           --         (74,108)

   Stock subscription received for the purchase
    of 2,752,315 shares of common stock (Notes 4 and 5)      --           --            --           --              --

   Sale of common stock to three individuals (Note 5)        --           --     1,451,146        1,451         233,549

   Sale of common stock to individuals net of offering
    costs of $3,789 (Note 5)                                 --           --       424,000          424          33,681

   Net loss for the nine months ended
    September 30, 2002                                       --           --            --           --              --

                                                          ------  -----------  ------------   ----------   -------------
Balance, September 30, 2002                                   2   $  500,000    85,252,814    $  85,253    $ 21,209,560
                                                          ======  ===========  ============   ==========   =============
                                                                                                             (CONTINUED)


                                                                                            Deficit
                                                                                           accumulated
                                                                                           during the
                                                              Stock         Treasury       development
                                                          subscriptions       stock           stage           Total
                                                          -------------   -------------   -------------   -------------

Balance, December 31, 2001                                $    350,000    $   (563,750)   $(21,085,228)   $   (978,360)

   Sale of common stock for cash ($.36 per share),
    net of offering costs of $40,665 (Note 4)                 (175,000)             --              --         607,186

   Preferred stock dividends                                        --              --         (30,000)        (30,000)

   Intrinsic value of stock options granted to
    officers of the Company (Note 6)                                --              --              --          12,600

   Value of stock options granted to
    consultants (Note 6)                                            --              --              --          44,880

   Cancellation of common stock issued to consultants               --              --              --              --

   Conversion of notes payable into common
    stock (Note 2)                                                  --              --              --         439,532

   Extension of exercise period of warrants issued
    in connection with debt offering (Note 2)                       --              --              --         (74,108)

   Stock subscription received for the purchase
    of 2,752,315 shares of common stock (Notes 4 and 5)        370,000              --              --         370,000

   Sale of common stock to three individuals (Note 5)         (120,000)             --              --         115,000

   Sale of common stock to individuals net of offering
    costs of $3,789 (Note 5)                                        --              --              --          34,105

   Net loss for the nine months ended
    September 30, 2002                                              --              --      (1,950,588)     (1,950,588)

                                                          -------------   -------------   -------------   -------------
Balance, September 30, 2002                               $    425,000    $   (563,750)   $(23,065,816)   $ (1,409,753)
                                                          =============   =============   =============   =============

                                                 See accompanying notes.

                                                           6

                                    IN STORE MEDIA SYSTEMS, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENT OF CASH FLOWS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002 and for the
                Period from December 30, 1992 (inception) through September 30, 2002
                                             (Unaudited)

                                                                                            Cumulative
                                                                                             amounts
                                                                                              from
                                                              2001            2002          inception
                                                          -------------   -------------   -------------
Cash flows from operating activities:
   Net loss                                               $ (3,755,835)   $ (1,950,588)   $(22,225,158)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                             32,492          33,268         370,109
      Restructuring charges                                         --              --         222,632
      Common stock issued for services, patents and
       payables                                              2,340,550         112,228       4,411,733
      Amortization of debt issuance costs                           --         107,500       1,837,403
      Reduction in note receivable - related party
       charged to research and development                          --              --         244,311
      Changes in assets and liabilities:
       Accounts receivable and notes receivable                     --           3,224         (63,860)
       Inventory                                                   400             100        (109,805)
       Other assets                                             21,819          58,448          (1,835)
       Accounts payable                                        228,670         215,624       1,039,493
       Interest payable                                        203,394          59,628         951,099
       Other                                                     4,303         158,592         257,290
                                                          -------------   -------------   -------------
      Total adjustments                                      2,831,628         748,612       9,158,570
                                                          -------------   -------------   -------------
      Net cash used in operations                             (924,207)     (1,201,976)    (13,066,588)

Cash flows from investing activities:
   Purchase of property and equipment                          (32,124)        (17,792)       (399,230)
   Proceeds from sale of property and equipment                     --              --         125,000
   Advances - related party                                         --              --        (244,311)
   Patent costs                                                 (9,722)         (6,144)       (135,764)
   Lease deposits                                                   --              --         (27,880)
   Debt issuance costs                                              --              --         (10,000)
                                                          -------------   -------------   -------------
      Net cash used in investing activities                    (41,846)        (23,936)       (692,185)

Cash flows from financing activities:
   Proceeds from sale of common stock and subscriptions      1,928,377       1,056,290       9,204,534
   Purchase of treasury stock                                       --              --        (520,000)
   Proceeds from sale of preferred stock                            --              --         750,000
   Preferred stock dividends                                   (56,055)        (20,000)        (80,658)
   Proceeds from (repayments of) stockholder loans            (251,000)         70,000          70,000
   Repayments of capital leases                                     --              --         (14,087)
   Proceeds from notes payable                                 125,493         150,097       5,370,864
   Repayments of notes payable                                (649,770)        (33,996)     (1,003,944)
                                                          -------------   -------------   -------------
      Net cash provided by financing activities              1,097,045       1,222,391      13,776,709
                                                          -------------   -------------   -------------
Net increase (decrease) in cash                                130,992          (3,521)         17,936

Cash and cash equivalents at beginning of period               191,039          21,457              --
                                                          -------------   -------------   -------------
Cash and cash equivalents at end of period                $    322,031    $     17,936    $     17,936
                                                          =============   =============   =============

                                       See accompanying notes.

                                                 7

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


1.  Basis of presentation
    ---------------------

    The accompanying unaudited financial statements have been prepared by the Company. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 2002, and the results of operations and cash flows for the periods ended September 30, 2001 and 2002.

    Basis of presentation and management's plans:

    On November 12, 2002, the Company filed for reorganization under Chapter 11 of the United States Bankruptcy Code. This action was precipitated by the unilateral cancellation of a patent and license agreement the Company had with a third party, Let's Go Shopping, Inc. ("LGS"). As a result of the action by LGS, the Company has been deprived of previously arranged equity capital and the benefit of operating revenues and profits from the operation of its coupon booklet program. These actions have damaged the Company and its ability to proceed with its current business plan. The ability of the Company to execute its business plan is contingent upon the successful resolution of its contractual dispute with LGS in conjunction with and as part of its filing of a plan of reorganization with the Bankruptcy Court.

    The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant losses ($22,225,158 since inception) and a stockholders' deficit at September 30, 2002 of $1,409,753. The Company's continued existence is dependent on its ability to obtain the additional funding necessary to continue the marketing of the electronic coupon clearing and distribution systems.

    During the quarter ended September 30, 2002, the Company sold common stock to three individuals generating total proceeds of $235,000 (of which $120,000 was received in June, 2002) and an additional $100,000 was received during the quarter and is reflected as stock subscriptions received. The Company sold additional common stock to other individuals for proceeds of $34,105 (net of offering costs of $3,789).

    During November, 2002, a shareholder of the Company provided a secured line of credit of $100,000 to the Company (See Note 8).

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


1.  Basis of presentation (continued)
    ---------------------------------

    The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

    Should the Company be unsuccessful in resolving its contractual dispute with LGS, certain of its assets will have little liquidation value including inventory ($5,425), equipment ($111,442 net book value) and debt issuance costs ($249,167), all of which have been pledged as collateral on a line of credit (see Note 8).

2.  Notes payable
    -------------

    In connection with the notes payable issued in 1996, 1997 and 1998, the Company issued warrants to purchase the Company stock exercisable for a three-year period. A majority of these warrants were classified as "A", "B", and "C" warrants. The balance of the warrants did not have a specific classification. As these warrants have neared their initial expiration dates, the Company has extended these warrants first for 120 days and then for successive 90-day periods. In March 2001, the Company issued a letter to all holders of the A, B, and C warrants, whose notes were previously converted to the Company's common stock, informing them that the Company would no longer be extending the warrants beyond their current extension dates. All related A, B, and C warrants that were not exercised during 2001, expired on December 31, 2001. The exercise period for the remaining warrants was extended to June 30, 2002. As of June 30, 2002, no such warrants had been exercised and the warrants expired.

    For accounting purposes, the Company treated these extensions as stock appreciation rights and recorded a decrease in interest expense of $881,930 during the quarter ended June 30, 2001 related to the warrants, which had been extended. During the quarters ended June 30, 2002 and September 30, 2002, no adjustments were required as the related warrants have all since expired. During the quarter ended June 30, 2002, the Company recorded interest expense of $12,176 as a result of the valuation of stock options issued in connection with the issuance of a note payable to an accredited investor totaling $100,000. This combined with the first quarter decrease in interest expense of $86,284, relating to the valuation of warrants, results in a decrease in interest expense for the nine months ended September 30, 2002 of $74,108.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


2.  Notes payable (continued)
    -------------------------

    In March 2002, the Company offered its noteholders the option of extending their notes through October 31, 2002 or electing to convert their notes and accrued interest into shares of the Company's restricted common stock. Under the extension feature, each noteholder has the option of extending their note and accrued interest to October 31, 2002. In consideration for extending their note, each noteholder would receive options to purchase shares of the Company's restricted common stock exercisable at $1.00 per share for each dollar owed the noteholder as of March 1, 2002 including all accrued interest. Under the conversion feature, each noteholder has the option of converting their note and accrued interest into shares of the Company's restricted common stock at $.45 per share. In consideration for converting their note, each noteholder would receive options to purchase shares of the Company's restricted common stock (one option for each share of common stock) at prices ranging from $.50 - $.75 per share. All options expire on December 31, 2002. During the nine months ended September 30, 2002, notes totaling $75,000 have been extended and notes totaling $310,676, including accrued interest of $110,676 have been converted into 837,712 shares of the Company's common stock. The Company has recorded an expense of $128,856 as debt conversion costs in recognition of the beneficial conversion terms offered.

    In February 2002, the Company borrowed $70,000 from an officer/director of the Company bearing interest at 8% per annum, convertible into shares of the Company's common stock at a price of $.432 per share. This note matured on March 16, 2002 and was subsequently extended to May 15, 2002. In June 2002, this same individual surrendered his rights under the note agreement and with the approval of the Company's board of directors, applied these funds towards the purchase of 200,459 shares of the Company's common stock at a price of $.349 per share. These shares were purchased under the same terms and conditions as those within the Company's offering of the 2002 Units discussed in Note 4. During the quarter, the Company borrowed $10,000 from a director, $13,847 from a former director and $36,250 from two vendors.

3.  Income taxes
    ------------

    No provision for income taxes is required at September 30, 2002, because, in management's estimation the Company will not recognize any taxable income through December 31, 2002.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


4.  Private placement
    -----------------

    In February 2002, the board of directors of the Company authorized the offering of up to $700,000 of 2002 Units to accredited investors of the Company. Each "2002 Unit" is comprised of (i) one share of the Company's common stock at a price equal to 90% of the average closing price over the five trading days immediately preceding the purchase of the Unit, (ii) an option to purchase an additional share of the Company's common stock at an exercise price of $.50 per share for a period of five months following the date of the purchase of the Unit, and (iii) a pro-rata royalty payment equal to a maximum of one half of one cent ($.005) per redeemed coupon under the Let's Go Shopping coupon booklet program payable until such time as the initial investment has been fully realized by the investor. In June 2002, the board of directors authorized an increase in this offering of an additional $122,850 of the 2002 Units. Through September 30, 2002, the Company sold 2,146,221 of its 2002 Units generating total proceeds of $782,186 (net of offering costs of $40,665) including $175,000 reflected as stock subscriptions received. Additionally, in connection with this offering, the Company issued, to a selling agent, 115,495 shares of the Company's common stock (issued in July 2002) and options to purchase 115,495 shares of the Company's common stock at an exercise price of $.50 per share.

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

    During the quarter ended September 30, 2002, the Company sold 950,000 shares of common stock to an individual for proceeds of $60,000. The Company sold additional common stock to other individuals for proceeds of $34,105 (net of offering costs of $3,789).

    The Company also sold 501,146 shares of common stock to two directors of the Company for proceeds of $175,000. The directors received options to purchase 501,146 shares of common stock exercisable at $.35 per share until November 15, 2002 and a future royalty of $.00175 per coupon issued under the Let's Go Shopping coupon booklet program until the amount paid for the stock is repaid.

    During the quarter, an officer of the Company subscribed for 2,000,000 shares of common stock generating proceeds of $100,000 to the Company and is recorded as subscriptions received.

                          IN STORE MEDIA SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


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

    During the nine months ended September 30, 2002, the Company issued options to a consultant to purchase 225,000 shares of the Company's common stock exercisable at prices ranging from $.12 to $.41 per share.

    For the nine months ended September 30, 2002, the Company recognized compensation expense of $12,600 and $44,880 for the options issued to Mr. Mozer and the consultant, respectively. Compensation expense resulted from the difference between the exercise price and the market price of the Company's common stock at the time the options were granted to Mr. Mozer and based on the Black-Scholes model for the options issued to the consultant.

7.  Registration of company equity incentive plan
    ---------------------------------------------

    In February 2002, the Company completed a Registration Statement on Form S-8 with the Securities and Exchange Commission registering options to purchase 8,866,875 shares of the Company's common stock that were authorized to be issued under the Company's 2000 Omnibus Equity Incentive Plan. As of September 30, 2002, the Company had granted options to purchase a total of 3,066,875 shares of the Company's common stock to various employees and directors of the Company. As of September 30, 2002, options to purchase 926,875 shares of the Company's common stock had expired and none of these stock options had been exercised.

8.  Subsequent event
    ----------------

    During November 2002, a shareholder of the Company provided a secured line of credit of $100,000 to the Company. The funds are available only for specific expenses approved by the lender. The loan is due on June 21, 2003 including interest at 18%, and in connection therewith, the lender was granted an option to purchase 1,000,000 shares of the Company's common stock exercisable for accrued interest on the loan by the maturity date of the note. The agreement provides the lender the option to exercise the option provided above in lieu of the receipt of interest on the note. The loan is collaterialized by a collateral assignment of all litigation claims against Let's Go Shopping, all patents currently held by the Company and all other assets of the Company not subject to a prior lien.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

The Company is a development stage company engaged in the development of its system for distributing and electronically clearing coupons, certain components of which are patented. The Company generated revenues from operations during the nine months ended September 30, 2002 totaling $1,158 as compared to $11,727 for the nine months ended September 30, 2001. Additionally, the Company has incurred losses of $22,225,158 since inception through September 30, 2002.

At September 30, 2002, the Company had a stockholders' deficit of $1,409,753, which reflects $21,656,063 of paid in capital (net of amount attributable to treasury stock) less accumulated deficit of $23,065,816. The accumulated deficit amount is primarily the result of the amount of interest expense incurred in connection with short-term convertible notes and debentures by the Company and its predecessor in private transactions in 1996 through 2001, research and development, general and administrative expenses and the valuation of stock options and warrants incurred since inception. At September 30, 2002, the Company had a working capital deficit of $1,909,812.

In January 2002, the Company raised $150,000 of equity from ISC enabling the Company to continue the marketing of its electronic coupon distribution program. In February 2002, the board of directors authorized the offering of up to $700,000 of 2002 Units to accredited investors to continue the marketing of the electronic coupon distribution program. In June 2002, the board of directors authorized an increase in this offering of an additional $122,850 Units. Through September 30, 2002, the Company had sold 2,146,221of its 2002 Units generating total net proceeds of $782,186. During the quarter, the Company sold 1,875,146 shares of common stock generating total net proceeds of $269,105. The Company received a subscription for the sale of 2,000,000 shares for $100,000 from an officer of the Company. The Company is unable to provide any assurance that it will be able to raise the additional funds necessary to finance anticipated costs associated with the commencement of the electronic coupon distribution program and otherwise to implement its business plan and strategy, as presently contemplated.

The Company is seeking to eliminate all remaining debt obligations through the conversion or buyout of notes payable. In March 2002, the Company provided these noteholders with the option of extending their notes through October 31, 2002 or electing to convert their notes and accrued interest into shares of the Company's common stock. As of September 30, 2002, notes totaling $75,000 were extended and notes totaling $310,676, including accrued interest of $110,676, have been converted into 837,712 shares of the Company's common stock. As of September 30, 2002, notes totaling $337,584 (including accrued interest of $125,084) remain outstanding and in default. Through September 30, 2002 the Company remained burdened with debt obligations and a continuing lack of working capital. The raising of additional equity in the first three quarters of 2002 relieved some of the burden relating to the debt obligations and provided the necessary funding to continue the marketing of the Company's electronic coupon distribution program. If the Company is unsuccessful in eliminating all remaining debt obligations either through conversion or buyout, the Company may require the securing of additional working capital to continue its program and operations as planned. Otherwise, the Company may be forced to curtail or discontinue its operations. Additionally, the Company must resolve its contractual differences with LGS in conjunction with and as part of its filing a plan of reorganization with the Bankruptcy Court.

FINANCIAL CONDITION
-------------------

The Company had $525,255 in total assets and $1,935,008 in total liabilities at September 30, 2002, as compared to $709,696 and $1,688,056 at December 31, 2001, respectively. Accounts payable and accrued expenses at December 31, 2001 were $922,567 as compared to $1,294,467 at September 30, 2002. The Company had a working capital deficit of $1,909,812 at September 30, 2002, as compared to a working capital deficit of $1,597,567 at December 31, 2001. This difference primarily is attributed to an increase in accounts payable and accrued expenses of $371,900 offset by a decrease in notes payable and accrued interest of $124,948.

RESULTS OF OPERATIONS
---------------------

The Company's operational costs historically have increased or decreased primarily due to the expansion or contraction of the Company's ongoing research and development efforts. The Company has incurred operating expenses of $15,010,560 from inception through September 30, 2002. These expenses include $3,318,423 in research and development expenses and $11,322,028 in general and administrative expenses. The Company introduced its coupon booklet program in 38 Piggly Wiggly Carolina Co., Inc. supermarkets on September 26, 2002. The costs of installation and promotion increased operating expenses during the period. The remaining 77 Piggly Wiggly supermarkets were scheduled to activate the coupon booklet program on or about November 1, 2002. However, on or about August 6, 2002 the Company was notified by legal counsel for Let's Go Shopping, Inc. ("LGS") that in the opinion of LGS, the Patent and License Agreement between the two companies signed November 29, 2001 (the "Agreement") required a minimum license fee payment of $435,000 be paid by October 6, 2002 or the Agreement would be terminated. In Store Media Systems responded to and disputed this demand. On October 10, 2002 a representative of LGS advised the Company that notwithstanding the Company's objections, LGS considered the Agreement terminated. In Store Media Systems disputes this interpretation and has taken vigorous action to enforce the Agreement. Until this dispute is resolved, the Company will cease its support of the coupon booklet program just introduced at Piggly Wiggly Carolina Co., Inc. supermarkets. In the interim, Let's Go Shopping, Inc. will take over responsibility for the expenses of continuing the Piggly Wiggly operation. See Part II, Item I, LEGAL PROCEEDINGS.

QUARTER ENDED SEPTEMBER 30, 2002, COMPARED TO QUARTER ENDED SEPTEMBER 30, 2001

For the quarter ended September 30, 2002, the Company sustained net operating losses of $ 641,479, as compared to net losses of $507,474 for the quarter ended September 30, 2001. The increase in operating losses primarily was due to continuing general and administrative expenses and an increase in interest expense associated with the expiration of the A, B, and C warrants in December 2001 and the valuation of stock warrants and options at September 30, 2002 as compared to the valuation at September 30, 2001.

The Company's operating expenses for the quarter ended September 30, 2002 decreased by approximately 39% to $578,125, as compared to operating expenses of $947,117, for the same period last year. The decrease in operating expenses in 2002 was due to decreases in general and administrative expenses. General and administrative expenses decreased by $383,545 or 40% to $566,973 for the 2002 fiscal quarter as compared to general and administrative expenses of $950,518 for the same period last year. The decrease in general and administrative expenses primarily was due to decreases of $222,654 in management consulting fees related to the Company's project management requirements, $313,667 in advertising/promotion, $22,115 in legal and professional fees and offset by increases in wages and benefits of $83,728.

The Company's net non-operating expenses (including non-operating interest income and interest expense) increased to $63,354 for the quarter ended September 30, 2002 as compared to net non-operating income of $433,911 for the quarter ended September 30, 2001. The increase was primarily due to increases in interest expense. Interest expense for the quarter ended September 30, 2002 increased by $518,437 as compared to the same period last year. This was due primarily to a decrease in the valuation of the warrants issued in connection with the Company's debt offerings as a result of the expiration of the A, B, and C warrants in June 2002.

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

At September 30, 2002, the Company had $1,935,008 in current liabilities, of which $459,030 (including $171,530 of interest accrued thereon) was in the form of convertible, short-term debentures issued by the Company and its predecessor in private transactions during the 1998, 1997 and 1996 fiscal years. At September 30, 2002, the Company was in default of its obligations under the notes issued to investors by the Company and its predecessor in the amount of $212,500 (plus accrued interest of $125,084). A portion of the notes was converted into shares of the Company's common stock during the 1998, 1999, 2000, and 2001 fiscal years. In March 2002, the Company offered its noteholders the option of extending their notes through October 31, 2002 or electing to convert their notes and accrued interest into shares of the Company's restricted common stock. Under the extension feature, each noteholder has the option of extending their note and accrued interest to October 31, 2002. In consideration for extending their note, each noteholder would receive options to purchase shares of the Company's restricted common stock exercisable at $1.00 per share for each dollar owed the noteholder as of March 1, 2002 including all accrued interest. Under the conversion feature, each noteholder has the option of converting their note and accrued interest into shares of the Company's restricted common stock at $.45 per share. In consideration for converting their note, each noteholder would receive options to purchase shares of the Company's restricted common stock (one option for each share of common stock) at prices ranging from $.50 to $.75 per share. All options expire on December 31, 2002. As of September 30, 2002, notes totaling $75,000 have been extended and notes totaling $310,676, including accrued interest of $110,676 have been converted into 837,712 shares of the Company's common stock. At September 30, 2002, notes in the aggregate principal amount of $287,500 remained outstanding, as compared to notes in the aggregate principal amount of $487,500 that were outstanding on December 31, 2001. The remaining portion of the Company's current liabilities is primarily comprised of short-term note obligations totaling $160,097 and continuing payment obligations of $490,688 (at September 30, 2002 and December 31, 2001) to Unisys Corporation. The Company relies on the availability of additional capital to satisfy all such obligations.

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

Since the end of fiscal year 2001 through September 30, 2002, the Company's cash position has decreased. At September 30, 2002, the Company had available cash of $17,936, as compared to available cash of $21,457 at December 31, 2001. The decrease in cash is a result of the Company obtaining short term equity financing through the offering of the 2002 Units and the issuance of short term notes payable less operating expenses paid.

In January 2002, the Company raised an additional $150,000 of equity from ISC, enabling the Company to continue the marketing of its electronic coupon distribution program. In February 2002, the board of directors authorized the offering of up to $700,000 of 2002 Units to accredited investors. In June 2002, the board of directors authorized an increase in this offering of an additional $122,850 of these Units. As of September 30, 2002, the Company had sold 2,146,221 of its 2002 Units generating total net proceeds of $782,186. In June 2002, the Company finalized an agreement with Piggly Wiggly Carolina to implement the Let's Go Shopping coupon booklet program in 115 of their retail locations. The rollout began with 38 stores on September 26, 2002 and the other 77 stores were scheduled to implement the program in November. Whether or not the Company prevails in its dispute with Let's Go Shopping, Inc., it will require additional capital to finance its operating and/or legal costs through the sale of equity and/or debt securities. Prior to the dispute with Let's Go Shopping, Inc., the Company had entered into one funding arrangement, was considering another funding proposal and had established contact with two venture capital companies that had an interest in providing funding to the Company after an analysis of revenues from Piggly Wiggly operations. These funding opportunities were withdrawn following the Company's announcement of the LGS action. There is no assurance that these capital financing sources can be accessed even if the Company prevails in its dispute with Let's Go Shopping, Inc. Additionally, if the Company continues to be successful in securing long-term contracts with a minimum number of additional customers, then the Company would be in a much stronger position to secure additional capital. Failure to secure additional contracts would require the Company to acquire additional capital in the form of either debt or equity. If the Company were unable to secure needed additional capital it would most likely impair the ability of the Company to meet its obligations in the near or medium term and to continue operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
-------------------------------------------------------------------

The Company does not own financial instruments that are subject to market risk.


PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

On October 23, 2002 Let's Go Shopping, Inc. ("LGS") filed a lawsuit against the Company for breach of contract in the United States District Court, Southern District of Georgia, Savannah Division. The lawsuit alleges the Company breached the contract between LGS and the Company by not paying minimum license fees. The Plaintiff has asked the Court for $435,000 of such fees, interest and legal costs. The LGS lawsuit followed the LGS claim that it cancelled the Patent and License agreement by LGS, which was subsequently announced by In Store Media Systems on October 10, 2002. The Company views the license as in full force and effect and denies that LGS has the right to terminate the contract and contends that the LGS lawsuit is without merit. The Company has engaged counsel to assert claims against all parties who may have misappropriated the Company's trade secrets or interferred in its business. The LGS actions resulted in the loss by the Company of previously arranged financing resulting in substantial damages. The Company, which was expecting income to be generated by the Piggly Wiggly contract, was not able to pay its creditors on a timely basis. It has deferred executive salaries totaling $250,841 as of September 30, 2002. Consequently, two officers of the Company resigned and a third was terminated. Two of the former officers, James Babo and Michael Eckerman have filed lawsuits to collect back pay. In addition, a consultant firm, Computer Task Group, Inc., has also filed suit to collect $19,800 plus interest and collection costs, for consulting services rendered to the Company.

The Board of Directors has decided to obtain a legal decision in its dispute with LGS. In order to expedite the decision, the Company filed a Chapter 11 proceeding under the Bankruptcy Code in United States Bankruptcy Court for the District of Colorado on November 12, 2002. A key agenda issue includes preservation of shareholder value. Company management believes the reorganization filing is the best method for In Store Media Systems to resolve legal issues, pay legitimate Company creditors to the maximum extent possible and preserve shareholder value for its shareholders.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

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

In February 2002, the board of directors authorized the offering of up to $700,000 of 2002 Units to accredited investors. In June 2002, the board of directors authorized an increase in this offering of an additional $122,850 Units. As of September 30, 2002, the Company had generated total gross proceeds of $822,851 in exchange for the issuance of 2,146,221 shares of the Company's restricted common stock. This sale was made pursuant to an exemption under
Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

During the quarter ended September 30, 2002, the Company sold 1,451,146 shares of common stock to three individuals generating total proceeds of $235,000 (of which $120,000 was received in June, 2002). The Company also sold 424,000 shares of common stock to other individuals for proceeds of $34,105 (net of offering costs of $3,789). These sales were made pursuant to an exemption under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

As of August 15, 2002, the Company was in default on its notes payable issued to investors in 1996, 1997, and 1998 in the form of convertible short-term debentures totaling $337,584 (including accrued interest of $125,084). These debentures, which originally matured between 1997 and 1999, are in default because of the Company's inability to repay these obligations as a result of the Company's insufficient working capital.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
--------------------------

In February 2002, the Company completed a Registration Statement on Form S-8 with the Securities and Exchange Commission registering options to purchase 8,866,875 shares of the Company's common stock, par value $.001 per share, that were authorized to be issued by the Company under the Company's 2000 Omnibus Equity Incentive Plan. As of September 30, 2002, options to purchase 3,066,875 shares of the Company's common stock had been granted to various employees and directors of the Company. Additionally, as of September 30, 2002, options to purchase 926,875 shares of the Company's common stock expired and no such options were exercised.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)      Exhibits

              None.

     (b)      Reports on Form 8-K.

              None.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2002                           IN STORE MEDIA SYSTEMS, INC.
                                                  (Registrant)

                                                  By: /s/ Michael T. Mozer
                                                  ------------------------------
                                                  Michael T. Mozer, President
                                                  and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
    SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, AND 15d-15
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Michael T. Mozer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of In Store Media Systems, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of September 30, 2002, and for the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:   November 19, 2002                        By: /s/ Michael T. Mozer
                                                     ---------------------------
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of In Store Media Systems, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael T. Mozer, President, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated: November 19, 2002                         By: /s/ Michael T. Mozer
                                                     ---------------------------
                                                     Chief Executive Officer and
                                                     Chief Financial Officer