Form 10KSB
period 2002-12-31
IN STORE MEDIA SYSTEMS INC
filed 2005-04-20
CIK 1012316

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-28515

                              AFG ENTERPRISES, INC.
                     (formerly In Store Media Systems, Inc.)
                     ---------------------------------------
        (Exact name of small business issuer as specified in its Charter)

               NEVADA                               84-1249735
               ------                               ----------
      (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)           Identification No.)

73-595 El Paseo, Suite 2204, Palm Desert, California          92260
----------------------------------------------------          -----
     (Address of principal executive offices)               (Zip Code)

            (760) 674-9696
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES |_|  NO |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference of Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. |_|

Registrant's revenues for the fiscal year ended December 31, 2002 were $1,158.

On December 31, 2002, the Registrant had 63,554,645 shares of common voting stock held by non-affiliates. The aggregate market value of shares of Common Stock held by non-affiliates was $953,320 on this date. This valuation is based upon the average of the closing bid price for shares of common voting stock of the Registrant on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. on December 31, 2002.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court.

Yes |_|  No  |X|

On December 31, 2002, the issuer had 78,178,072 shares of its Common Stock, par value $.001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes|_|  No |X|

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Forward Looking Statements

      This Annual Report on Form 10-KSB for the Company for the fiscal year ended December 31, 2002 (the "Annual Report") includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). The 1995 Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking. The Company uses words such as "anticipates," "believes," "expects," "future" and "intends" and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

General

      In Store Media Systems, Inc., a Nevada corporation (the "Company"), is the successor corporation to In Store Media Systems, Inc., a Colorado corporation (the "Predecessor"). In December 1992, the Predecessor was organized to develop a computerized, point-of-sale marketing platform, the Coupon Exchange Center, which incorporates certain components that are proprietary to the Company. Point-of-sale ("POS") system is a commonly used term used to describe the system through which stores record product sales and accept payment through terminals located in each checkout lane of a supermarket. The heart of the POS system is the store's central computer, which can be used to record the details of every transaction.

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

      For the twelve months ended December 31, 2002, the Company essentially generated no operating revenue. Since inception of the Company through December 31, 2002, the Company has incurred accumulated losses of $22,596,082.

Dispute with Let's Go Shopping, Inc.

      Effective as of November 29, 2001, the Company signed a Patent and Software License agreement with Let's Go Shopping, Inc. ("LGS"), a private company located in Cos Cob, Connecticut. Under the terms of the agreement, LGS grants the Company an exclusive license to market its patented LGS Retail Coupon Merchandising Program to 27 retail grocery chains in the United States. In October 2002, certain disputes arose between the parties, and LGS filed a civil complaint in the United States District Court for the Southern District of Georgia alleging that the Company breached certain provision of the agreement (the "Georgia Lawsuit"). On November 12, 2002, the Company filed a voluntary petition for reorganization (see "Bankruptcy Proceedings" below) that stayed the Georgia Lawsuit. The Company then filed an Adversary Proceeding against LGS (the "LGS Adversary Proceeding") in the United States Bankruptcy Court alleging that LGS misappropriated Company trade secrets, including the Company's proprietary software commonly referred to as the "back end financial system."

      On March 29, 2004, the Company and LGS (and certain affiliated parties) (the "LGS Parties") entered into a settlement agreement (the "LGS Settlement Agreement"), which was approved by the Court on April 29, 2004. Under the terms of the LGS Settlement Agreement, LGS paid to the Company a total of $60,000 in cash, all adversary proceedings (including the LGS Adversary Proceeding and the Georgia Lawsuit) were dismissed, all claims held by the LGS Parties were assigned to the Company and the Company and the LGS Parties entered in mutual releases. The LGS Settlement Agreement also provided that the Company retained access to and ownership of the "back end financial system."

Bankruptcy Proceedings

Filing. On November 12, 2002, the Company filed a voluntary petition for reorganization, case no. 02-28289 (the "Restructuring Proceedings") under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado.

      DIP Credit Facility. On July 15, 2003, in connection with the Restructuring Proceedings, the Court approved the Company entering into a debtor-in-possession credit facility (the "DIP Facility") with Acclaim Financial Group Ventures II, LLC ("AFGVII") to supplement liquidity and fund operations during the Restructuring Proceedings, and potentially beyond such period. Under the DIP Facility, one creditor, Melissa McBride, was required to subordinate its claims to any claims of AFGVII arising under the DIP Facility. NMPP subsequently acquired the claim of NMPP. Among other terms, the DIP Facility contemplated:
(i) AFGVII receiving a priority security interest in all the assets of the Company (subject to minimal exceptions for professional and trustee fees incurred by the Company and approved by the Court); (ii) initial borrowings of up to $200,000, with a maximum borrowing of up to $3.0 million upon Court approval of a plan of reorganization acceptable to AFGVII; (iii) an interest rate of 2% per month on all obligations deemed outstanding under the DIP Facility; (iv) AFGVII being reimbursed (or such amounts being added to amounts deemed outstanding) for all expenses incurred in connection with the DIP Facility; (v) maturity of the DIP Facility on the earlier to occur of certain specified events or December 31, 2003; (vi) AFGVII being granted an option to acquire 20% of the fully diluted equity of the Company at various prices; and
(vii) the Company's compliance with various affirmative and negative covenants that restrict the operations and ability of the Company to engage in various transactions.

      On December 31, 2003, AFGVII agreed to waive an event of default under the DIP Facility (related to the Debtor's failure to pay amounts due under the DIP Facility by such date and the Debtor's failure to have an acceptable plan of reorganization approved by the Court), for a period of time to be solely determined by AFGVII, with AFGVII reserving the right to declare an event of default upon one business day notice to the Debtor. Upon the effective date of a final and non-appealable plan of reorganization acceptable to AFGVII (an "Approved Plan"), the Company and AFGVII have agreed to amend the DIP Facility such that, among other things, (i) AFGVII will have a continuing first priority security interest in all of the assets of the Company and (ii) the interest rate on all new borrowings will be 7% per annum.

      Plan of Reorganization. On November 12, 2004, a Plan of Reorganization (the "Plan") for the Company was filed with the Bankruptcy Court. The Plan was jointly proposed by the Company and AFGVII (collectively referred to as the "Plan Proponents"). Also on November 16, 2004, a Disclosure Statement to be used in soliciting votes to accept or reject the Plan (the "Disclosure Statement") was approved by the Bankruptcy Court.

      Under the Plan, various claim holders and interest holders will be entitled to receive various consideration in respect of their claims and interests. The Plan classifies the claim and interest holders into various groups that have been approved by the Court as follows:

      Unclassified --Administrative Claims: These claims in an amount of approximately $292,000 constituted claims allowed under ss.11 U.S.C. ss.503(b) of the Code and constitute primarily claims of counsel to the Company for fees and expenses incurred post-petition on behalf of the Company. Such claims will be paid in full in cash or pursuant to other arrangement acceptable to such claim holders (such amounts to be provided by AFGVII under the DIP Facility).

      Class 1--Secured Claim of NMPP: This claim of $100,000 plus accrued interest constituted the sole secured claim held by NMPP, Inc. (an affiliate of AFGVII) representing secured indebtedness incurred by the Company prior to the Petition Date. This claim was converted with the Class 2 claim into a pro rata share of 3,000,000 shares of the Common Stock in the reorganized Company to be issued under the Plan (the "Replacement Common Stock").

      Class 2--Secured Claim of AFGVII: This claim of $250,000 plus accrued interest constituted the sole claim held by AFGVII representing secured indebtedness incurred by the Company under the DIP Facility prior to the effective date of the Plan. Such claim was converted with the Class 1 claim into a pro rata share of 3,000,000 shares of the Replacement Common Stock.

      Class 3--Allowed Unsecured Claims in Excess of $1,000: These claims constitute allowed unsecured claims held by various claimants arising prior to the Petition Date who have not elected to be treated as Class 4 Claims. These claims equaled approximately $1,900,000. Such claims were converted into their pro rata share of 1,500,000 shares of the Replacement Common Stock.

      Class 4--Allowed Unsecured Claims of $1,000 or less: These claims in an amount of approximately $10,000 will be paid in full in cash or pursuant to other arrangement acceptable to such claim holders (such amounts to be provided by AFGVII under the DIP Facility).

      Class 5--Allowed Administrative Convenience Claims: These claims constitute claims allowed under ss.11 U.S.C. ss.503(b) of the Code, the holder of which elect to receive an amount not in excess of $1,000 in cash in respect of their claims. No creditors elected to be treated as a Class 5 claim.

      Class 6--Interests: This Class constitutes any equity interest in the Company including Common Stock, preferred stock, options, warrants, convertible instruments and other equity equivalents but excluding the options granted to AFGVII in connection with the DIP Facility. There are currently 78,751,406 shares (net of 9,374,742 treasury shares) of Common Stock outstanding, 2 shares of Preferred Stock outstanding (convertible into 1,890,598 shares of Common Stock) and 19,282,809 options and other equity equivalents outstanding. All shares of Common Stock and preferred stock will be reverse split into 500,000 shares of the Replacement Common Stock. The number of shares subject to AFGVII's option to purchase Common Stock will be adjusted to reflect the stock split. The exercise price per share is not subject to adjustment and will remain at various prices ranging from $0.001 to $0.03.

      Confirmation of Plan. On January 20, 2005, the Bankruptcy Court confirmed and approved the Plan. On January 31, 2005 all appeal periods expired with respect to the Bankruptcy Court confirmation and approval of the Plan.

      Effects of Plan. As a result of the confirmation and implementation of the Plan, the following have occurred

            Transfer of Assets. All assets of the Company owned pre-petition or acquired during the Restructuring Proceedings are transferred to the reorganized Company free and clear of all liens, claims and interests of all creditors and interested parties. The reorganized Company is not liable for repayment of any claims except as set forth in the Plan. All other debts and liabilities are discharged.

            Name Change. The reorganized Company has changed its name from "In Store Media Systems, Inc." to "AFG Enterprises, Inc."

            Change in Capital Structure. All of the outstanding shares of capital stock will be reverse split into an aggregate of 500,000 shares of Common Stock of the reorganized Company. Upon implementation of the Plan, the Company will have 5,000,000 shares of Common Stock, and no shares of preferred stock issued and outstanding. No options, warrants or other rights to acquire capital stock remain outstanding, other than the options to purchase 1,077,531 shares of Common Stock held by AFGVII at various prices, ranging from $0.001 to $0.03.

            As a result of direct ownership or indirectly through affiliated companies, AFGVII controls approximately 63.7% of the stock in the reorganized Company.

            Executory Contracts Rejected. All executory contracts, including all pre-petition royalty agreements, have been rejected. The Company has assumed and continued certain agreements with vendors or suppliers.

            Changes in Management. Upon confirmation of the Plan, the Board of Directors of the Company comprised five persons: John B. Burns III, Douglas B. Croxall, Erich Spangenberg, David Pridham and Stephen Peary.

Plan of Operation

      General. After the confirmation of the Plan, the Company's anticipated business strategy will include (i) an effort to pursue opportunities to monetize the ISM Intellectual Property (as defined below), including the licensing and joint venturing of such rights and the possible acquisition or licensing of other intellectual property rights that the Company believes complement the ISM Intellectual Property or complement the overall business strategy pursued by the Company and (ii) an effort to pursue, evaluate and joint venture or acquire businesses that the Company believes compliment its business strategy, including businesses operating in the marketing services sector (collectively, and as modified from time to time by the Company, the "Business Plan").

      The Company intends to seek to license the ISM Intellectual Property to enable all types of retailers and goods manufacturers to realize benefits provided by the ISM Intellectual Property. Specifically, the Company believes that the ISM Intellectual Property has the potential to benefit the manufacturers that utilize coupons to promote their products, the retail industry and entities involved in coupon issuance and redemption. The Company will seek to negotiate for license fees, as well as ongoing royalties based on worldwide sales by licensees of products incorporating the ISM Intellectual Property.

      The Company also intends to seek to pursue joint ventures with entities that may seek to further develop and implement the benefits provided by the ISM Intellectual Property. The Company intends to pursue such joint ventures as a way to reduce the capital and other resources required to effectively exploit the potential benefits of the ISM Intellectual Property. In addition, the Company also intends to seek to acquire or license other intellectual property rights that the Company believes will complement the ISM Intellectual Property or complement the overall business strategy pursued by the Company.

      In addition to seeking to monetize the ISM Intellectual Property, the the Company intends to pursue, evaluate and joint venture or acquire businesses that the Company believes complement its business strategy, including business that operate in the marketing services sector. Any such joint venture or acquisition could substantially change the Business Plan and prospects of the Company. While the Company has not identified any specific acquisitions or joint ventures and no negotiations are occurring, it is anticipated that after the Confirmation Date, the Company will devote a substantial amount of its management and other resources to this aspect of its Business Plan. While the initial focus is intended to be on companies that operate in the marketing services sector, this is not the only sector that the Company will evaluate in seeking acquisitions or joint ventures. Accordingly, the Company's future operations, financial condition and prospects will be significantly impacted if the Company is successful in consummating any such joint ventures or acquisitions.

      As of the date hereof, no specific opportunities to monetize the ISM Intellectual Property have been identified and no negotiations are occurring with respect thereto and no specific joint venture or acquisition opportunities have been identified and no negotiations are occurring with respect thereto. There can be no assurance that the Company will be successful in implementing the Business Plan or that the Business Plan will not change significantly from that which the Company presently intends to pursue. (See "Business Risks" below.)

      Summary of Current ISM Intellectual Property. As of the date hereof, the ISM Intellectual Property consists of the following patents and pending patents:

      Issued Patents. The Company holds title to the following issued patents:
            Patent No. 6,233,564 "Merchandising Using Consumer Information from Surveys", (The InStaData(TM) System) issued May 15, 2001 with 12 allowed claims. This patent covers a methods and system of conducting consumer surveys, using an identification card in an interactive apparatus to provide targeted consumer incentives.

            Patent No. 5,483,049 "The Coupon Exchange and Check Writing System", (The Coupon Exchange Center(TM)) issued January 9, 1996 with 37 allowed claims. This patent covers a method of issuing proprietary coupons in exchange for unwanted coupons, redeeming the newly issued coupons, and paying the redeeming consumer an immediate cash rebate paid in the form of a check at store checkout.

            Patent No. 5,111,927 "Automated Recycling Machine", (The CanPactor(TM)) issued May 12, 1992 with nine allowed claims. This patent covers an apparatus located outside supermarkets which accepts, crushes and stores aluminum cans, then prints coupons for supermarket products and dispenses a penny for each can recycled as a reward to the recycling consumer.

            Patent No. 6,497,360 "Prompt Coupon Reimbursement After Coupon Redemption", (The Coupon Bank(TM) System) issued December 24, 2002 with 32 allowed claims. The Coupon Bank(TM) System, is a specific method of validating redeemed coupons with products purchased, provides for the almost immediate reimbursement of the retailer and rapid transmission of redemption data to coupon issuing manufacturers.

      The Company is not aware of any relevant facts that would negatively affect the validity of these patents or their claims.

      Patent Pending. The Company has filed an application with the United States Patent Office and is pursuing issuance of the following patent application:

            "Coupon Redemption System". The In$taClearing(TM) System, which covers a specific method of electronically validating coupons with purchased products at checkout wherein coupons that are validated are electronically processed, recorded and destroyed right at checkout.

There can be no assurance that the pending patent application will be issued.

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

      Dependence on Coupon Usage. The success of the Company will depend in part upon the continued use of coupons by consumers. Any decrease in the demand for, or usage of coupons may materially affect the Company's business. Since demand for the Company's products and services by consumer product manufacturers, retailers and consumers is substantially interrelated, the lack of demand by any one of these would effect the Company's overall market acceptance.

      Reliance on Patents, Trademarks and Tradenames. The Company owns or has exclusive rights to use the ISM Intellectual Property listed above. These patents involve hardware and software for both stand-alone and in-lane coupon clearing. The Company has spent considerable capital and effort in developing such patents and the expertise associated therewith. Management believes that such patents may be useful for future products.

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

      Many coupon formats exist in the in-store coupon market. A number of competitors have introduced and are successfully operating competing coupon systems, including checkout coupons, on-the-shelf coupon dispensers, computer-screen equipped shopping carts and others. The Company's primary competitors in this industry segment are Catalina Marketing Corp., and News America Marketing, Inc., a division of News Corp. Catalina Marketing has installed its couponing systems in many stores in the United States. News America also has a substantial installed base of food stores in the United States.

      The Company believes that its primary methods of competition are in system effectiveness and the ability to target market and to confirm market results. While the Company believes that its products and services offer numerous advantages over existing systems, there can be no assurance that it can effectively compete against other companies. The Company's competitors have significantly greater financial resources, established management, and a significant market presence, including name recognition. While the Company anticipates it system will operate in stores with competitive systems, to the extent that a competitor has installed another system in its retail locations, it may be more difficult for the Company to replace such system or add its electronic coupon clearing systems. Further, the retailer may be contractually bound to maintain the existing system for several years.

Cost of Compliance with Environmental Laws

      The Company is unaware of any pending or proposed environmental laws, rules or regulations, the effect of which would be adverse to its contemplated operations.

Employees

      As of December 31, 2002, the Company had two full-time employees. As of March 15, 2005, the Company had two full time employees, not including Erich Spangenberg, CEO, who receives no salary or other compensation for his services. The Company believes that its relations with its employees are excellent. None of the employees are represented by a labor union or are subject to a collective bargaining agreement, and the Company has not experienced any work stoppage. As of December 31, 2002, the Company had one employment agreement with Mr. Moser which was subsequently terminated. As of March 15, 2005, the Company has employment agreements with two officers, Erich Spangenberg, President, and William P. Stelt, Chief Financial Officer.


ITEM 2 - DESCRIPTION OF PROPERTIES

      Until August 2003, the Company's principal executive offices and manufacturing facility were located at 15423 East Batavia Drive, Aurora, Colorado 80011. The Company leased these premises (consisting of approximately 6,260 square feet) on a month-to-month basis at a rate of $2,305 per month. Commencing in August 2003, the Company did not maintain any office space. The Company currently has its corporate headquarters at the offices of AFGVII at 73-595 El Paseo, Suite 2204, Palm Desert, California 92260. The Company does not pay any rent for the use of such premises.

ITEM 3 - LEGAL PROCEEDINGS

      During the fiscal year ended December 31, 2002 the Company faced several legal proceedings. For a description of the civil proceedings in the matter Let's Go Shopping, Inc. v. In Store Media Systems, see Part 1, Item 1. "BUSINESS --Dispute with Let's Go Shopping, Inc." above. The Company was also involved in a dispute with James Babo, a former employee of the Company in connection with the termination of Mr. Babo's employment. Both such matters were settled by the LGS Settlement Agreement.

      On November 12, 2002, the Company filed for reorganization under the United States Bankruptcy Code. See Part 1, Item 1 "Business--Bankruptcy Proceedings" above.

      The Company also was threatened with legal proceedings by Derrick Bushman, ISC, Sun Capital, LLC and Meridian Capital, LLC (the "Bushman Group") in connection with the Agreement for the Purchase and Sale of Stock between the Company and the Bushman Group dated December 1, 2001. All claims between the Company and the Bushman Group (except claims for which a Proof of Claim had been filed in the Bankruptcy Proceedings) were resolved without litigation pursuant to a Settlement Agreement and Release dated September 25, 2003.

      The Company was threatened with legal proceedings by Computer Task Group for unpaid consulting fees. The claims of Computer Task Group were included in Class 3 and they will receive a pro rata share of 1,500,000 shares of Company Common Stock.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company did not hold any shareholder meetings in fiscal year 2002.


                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      Until November 29, 2002, the Common Stock of the Company was listed on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") under the symbol "ISMS." Upon notice of the filing of the petition for reorganization under the United States Bankruptcy Code, the symbol became "ISMSQ."

      The following table shows the range of high and low bid quotations for the Company's Common Stock for the fiscal years ended December 31, 2001 and 2002, as reported by the OTC Bulletin Board. Prices reflect inter-dealer prices, and do not necessarily reflect actual transactions, retail mark-up, mark-down, or commission.

                                STOCK QUOTATIONS
                                ----------------

          Fiscal Quarter Ended    High Bid        Low Bid
          --------------------    --------        -------

          2002
          ----
          December 31, 2002        $0.11         $0.006
          September 30, 2002        0.36           0.07
          June 30, 2002             0.53           0.20
          March 30, 2002            0.59           0.37

          2001
          ----
          December 31, 2001        $0.71          $0.22
          September 30, 2001        0.98           0.25
          June 30, 2001             1.39           0.75
          March 30, 2001            1.78           0.44

      At December 31, 2002, the number of record holders of the Company's Common Stock was approximately 487 beneficial owners of its Common Stock.

Dividends

      The Company has not paid any dividends with respect to its Common Stock, and it is not anticipated that the Company will pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

      2001. In January 2001, the Company sold 6,600,000 shares of Common Stock to Mr. Derrick Bushman and 33 other purchasers who qualified as "accredited" investors under Rule 501 of Regulation D under the Securities Act for an aggregate purchase price of $2,052,000. In connection with the release of the final $552,000 from escrow, the Company issued 7,600,000 options to purchase shares of the Company's restricted Common Stock at prices ranging from $.75 per share to $1.50 per share. Also in connection with the release of the final $552,000 from escrow, the Company issued 660,000 options to purchase shares of the Company's restricted Common Stock at prices ranging from $.75 per share to $1.50 per share. The shares were sold in reliance on the exemptions from registration available under Section 4(2) of the Securities Act and Regulation D promulgated thereunder. No fee was paid in connection with the sale of these securities. Additionally, in August 2001, in accordance with the agreement to provide financing contracted upon by the Company and the investor group, the Company released from escrow 1,000,000 shares of the Company's restricted Common Stock in exchange for the satisfaction by the investor group of the agreement to provide the Company with accounts receivable financing.

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

      Each of the investors (other than investors that are officers or Directors of the Company) that purchased securities from the Company in 2001 executed a subscription, purchase or other agreement, in which the investor made the following representations and warranties to the Company:

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

      2002. In January 2002, the Company raised $150,000 of additional equity from In Store Capital, LLC ("ISC") and other parties related to or affiliated with Derrick Bushman, a Director of the Company, enabling the Company to continue the marketing of its Budget Saver(TM) program. Under the term of the agreement, ISC was to receive 347,222 shares of the Company's common stock. Additionally, ISC was to receive a royalty equal to one half of one cent ($.005) for each coupon processed by the Company through the Budget Saver(TM) program. The $150,000 proceeds have been treated as stock subscriptions received. The royalty agreements and certain claims of the were rejected under the Plan of Reorganization (see Part 1, Item 1 "BUSINESS-Bankruptcy Proceedings" above) and all other claims were resolved by a Settlement Agreement and Release between the Company and the investors (see Item 3 "LEGAL PROCEEDINGS" above).

      In September 2002, the Company sold 424,000 shares of common stock to individuals for proceeds of $34,105 (net of offering costs of $3,789).

      In August 2002, an officer of the Company subscribed for and was issued 2,000,000 shares of common stock generating proceeds of $100,000 to the Company previously recorded as stock subscriptions receivable.

      The Company also sold 1,451,146 shares of common stock to an individual and two directors of the Company for proceeds of $235,000 (including 200,459 shares issued to an officer/director in exchange for the cancellation of a note payable - see Note 3 to the Financial Statements attached as under Item 7). The directors received options to purchase 501,146 shares of common stock exercisable at $.35 per share until November 15, 2002 and a future royalty of $.00175 per coupon issued under the Let's Go Shopping coupon booklet program until the amount paid for the stock is repaid. All such options have expired and the royalty agreement was rejected under the Plan of Reorganization.

      In 2002, the Company sold 2,146,221 of its 2002 Units generating total proceeds of $782,186 (net of offering costs of $40,665) including $175,000 reflected as stock subscriptions received. Each "2002 Unit" is comprised of (i) one share of the Company's common stock at a price equal to 90% of the average closing price over the five trading days immediately preceding the purchase of the Unit, (ii) an option to purchase an additional share of the Company's common stock at an exercise price of $.50 per share for a period of five months following the date of the purchase of the Unit, and (iii) a pro-rata royalty payment equal to a maximum of one half of one cent ($.005) per redeemed coupon under the Let's Go Shopping coupon booklet program payable until such time as the initial investment has been fully realized by the investor. Additionally, in connection with this offering, the Company issued, to a selling agent, 115,495 shares of the Company's common stock (issued in July 2002) and options to purchase 115,495 shares of the Company's common stock at an exercise price of $.50 per share. All purchasers of 2002 Units were accredited investors and the offering was exempt from registration pursuant to Regulation D, Rule 506.

ITEM 6 - MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following should be read in conjunction with the attached audited consolidated financial statements and the notes attached thereto for the two years ended December 31, 2002.

      Overview

      The Company has identified the accounting policies described below as critical to its business operations and the understanding of the Company's results of operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout this section where such policies affect the Company's reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Notes to the Financial Statements in Item 7 of this Annual Report, beginning on page F-15.

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

      The Company has generated revenues from operations of $19,664 and has incurred losses of $22,596,082 since inception through December 31, 2002.

      At December 31, 2002, the Company had a stockholders' deficit of $1,738,377, which reflects $21,698,363 of paid in capital (net of amount attributable to treasury stock) less accumulated deficit of $23,436,740. The accumulated deficit amount is primarily the result of the amount of interest expense incurred in connection with short-term convertible notes and debentures by the Company and the Predecessor in private transactions from 1996 through 2002, research and development, and general and administrative expenses incurred since inception. At December 31, 2002, the Company had a working capital deficit of $117,810, excluding $1,861,086 pre-petition liabilities subject to compromise (net of debt issuance costs).

      In January 2002, the Company raised $150,000 of equity from ISC enabling the Company to continue the marketing of its electronic coupon distribution program. In February 2002, the board of directors authorized the offering of up to $700,000 of 2002 Units to accredited investors to continue the marketing of the electronic coupon distribution program. In June 2002, the board of directors authorized an increase in this offering of an additional $122,850 of the 2002 Units. Through December 31 2002, the Company had sold 2,146,221 of its 2002 Units generating total net proceeds of $782,186. During 2002, the Company sold 1,875,146 shares of common stock generating total net proceeds of $269,105. In 2002, the Company received a subscription for the sale of 2,000,000 shares for $100,000 from an officer of the Company.

      Financial Condition

      At December 31, 2002 the Company had $324,194 in total assets and $201,485 in total current liabilities (net of $1,861,086 of pre-petition liabilities subject to compromise) compared to $709,696 and $1,688,056 at December 31, 2001, respectively. Accounts payable, accrued expenses and interest payable at the end of fiscal year 2002 were $47,085 (net of pre-petition liabilities subject to compromise) compared to $1,166,560 at December 31, 2001. The Company had a working capital deficit of $117,810 at December 31, 2002 as compared to a working capital deficit of $1,597,567 at December 31, 2001. The difference from 2002 to 2001 is primarily attributed to the classification of substantial liabilities as debt subject to compromise as a result of the Bankruptcy Proceedings.

      Results of Operations

      The Company's operational costs historically have increased or decreased primarily due to the expansion or contraction of the Company's ongoing research and development efforts. The Company has incurred operating expenses of $15,309,514 from inception through December 31, 2002. These expenses include $3,320,137 in research and development expenses and $11,608,110 in general and administrative expenses. As a result of the Bankruptcy Proceedings and a cessation of all operations except the prosecution of the Bankruptcy Proceedings and the LGS Adversary Proceeding, the general and administrative expenses of the Company were substantially reduced.

      Year Ended December 31, 2002 Compared to Year Ended December 31, 2001. For the year ended December 31, 2002, the Company sustained net losses of $2,321,512 as compared to net losses of $4,653,268 for the year ended December 31, 2001. The decrease in net operating losses primarily was due to a decrease in general and administrative expenses.

      The Company's operating expenses for the year ended December 31, 2002, decreased by approximately 37% to $2,027,070, as compared to operating expenses of $3,223,376 for the same period last year. The decrease in operating expenses in 2002 was due to a decrease in general and administrative expenses. General and administrative expenses decreased by $1,155,866 or approximately 37% to $1,980,930 for the 2002 year, as compared to general and administrative expenses of $3,136,796 for the same period the prior year. The decrease in general and administrative expenses primarily was due to a reduction in stock based compensation to employees and consultants, and a reduction of expenses incurred with management consultants.

      The Company's net non-operating expense (including non-operating interest income and interest expense) decreased to $279,522 for the year ended December 31, 2002, as compared to non-operating expenses of $1,448,398 for the year ended December 31, 2001. The decrease was primarily due to a decrease of approximately 82% in interest expense and a decrease of approximately 80% in debt conversion costs for the year ended December 31, 2002. Interest expense for the year ended December 31, 2002 was $148,370 compared to $806,657 for the prior year. For the year ended December 31, 2002, debt conversion costs equaled $128,856 compared to $631,512 for the prior year due to the decrease in the number of notes converted to the Company's common stock during 2002 as compared to 2001.

      Year Ended December 31, 2001 Compared To Year Ended December 31, 2000. For the year ended December 31, 2001, the Company sustained net losses of $4,653,268, as compared to net losses of $2,512,686 for the year ended December 31, 2000. The increase in loss primarily was due to an increase in interest expense, debt conversion costs, and general and administrative expenses.

      The Company's operating expenses for the year ended December 31, 2001, increased by approximately 77% to $3,223,376, as compared to operating expenses of $1,824,011 for the same period last year. The increase in operating expenses in 2001 was due to increases in general and administrative expenses. General and administrative expenses increased by $1,432,075 or approximately 84% to $3,136,796 for the 2001 fiscal year, as compared to general and administrative expenses of $1,704,721 for the 2000 fiscal year. The increase in general and administrative expenses primarily was due to increases of $585,772 in stock based compensation to employees and consultants, and an increase of $683,674 in expenses incurred with management consultants.

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

      At December 31, 2002, the Company had $201,485 in current liabilities, of which $154,400 was related to short term notes payable. The remaining portion of the Company's current liabilities is primarily comprised of accrued expenses of $44,055 (at December 31, 2002). The Company relied upon investments in debt and equity securities to meet its obligations in the fiscal year ended December 31, 2002.

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

      Since the end of fiscal year 2001 through December 31, 2002, the Company's cash position has declined. At December 31, 2002, the Company had available cash of $4,688, as compared to available cash of $21,457 at December 31, 2001.

ITEM 7 - FINANCIAL STATEMENTS

      The financial statements listed in the accompanying index to financial statements required to be filed are attached to this Annual Report. Reference is made to page F-1 of this Annual Report.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures. As of March 15, 2005, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer. Based on that evaluation, our Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in its periodic SEC filings.

      Changes in Internal Control over Financial Reporting. The Company has made no significant change in its internal control over financial reporting as of March 15, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      As of December 31, 2002, the Company's executive officers and directors and their ages were as follows:

-------------------------------------------------------------------------------
             Name                Age                  Position
-------------------------------------------------------------------------------
Michael T. Mozer                 54    Chief Executive Officer, President and
                                       Chairman
-------------------------------------------------------------------------------
Thomas F. Carroll                57    Vice President of Sales and Marketing
-------------------------------------------------------------------------------
James B. Babo                    35    Vice President of Business Development
                                       and Operations
-------------------------------------------------------------------------------
Michael Eckerman                 50    Vice President of Manufacturer
                                       Marketing
-------------------------------------------------------------------------------
Ronald F. Anderegg               50    Director
-------------------------------------------------------------------------------
Frank J. Pirri                   62    Director
-------------------------------------------------------------------------------
John Watkins                     52    Director
-------------------------------------------------------------------------------
Ray Solomon                      50    Director
-------------------------------------------------------------------------------
Donald P. Uhl                    69    Director
-------------------------------------------------------------------------------
George E. Sattler                66    Director
-------------------------------------------------------------------------------
Derrick Bushman                  37    Director
-------------------------------------------------------------------------------


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

      FRANK J. PIRRI, Director, has been a director of the Company since 1995. He has over 37 years of experience in the management of consumer and business-to-business motivational programs. Since April 2001 he has been self-employed. From the end of March of 2001 to December 1998 he served as a Senior Vice President, Offline Commerce for MyPoints.com, Inc. From May 1997 to November 1998, Mr. Pirri served as Executive Vice President of Motivation.Net, an Internet Loyalty Marketing company. From January 1994 to May 1997, Mr. Pirri served as the President and Chief Executive Officer of Life Facts, Inc., a medical information products company. From January 1993 to January 1994, Mr. Pirri served as the Vice Chairman of S&H Citadel, Inc., an incentive marketing services company, following its merger with S&H Motivation and Citadel Motivation. From 1987 to January 1993, Mr. Pirri served as President and Chief Executive Officer of S&H Motivation, a consumer and business-to-business performance improvement company. Before joining S&H Motivation, Mr. Pirri held numerous positions over a 24-year period at The Sperry & Hutchinson Company (S&H Green Stamps).

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

      Subsequent Changes in Management. Following the end of the fiscal year, the Company received the resignations of Messrs. Bushman, Pirri, Watkins, Solomon, Sattler and Mozer on various dates from January 2003 until July 13, 2003. On July 14, 2003, the sole remaining directors of the Company were Donald
P. Uhl and Ronald F. Anderegg. On that date, the Board of Directors formally terminated and removed all officers of the Company and appointed Erich Spangenberg as the Chairman, CEO, Treasurer and Secretary, and Donald P. Uhl as President. Mr. Spangenberg is a principal of AFGVII (see Item 12. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"). Mr. Spangenberg and Douglas B. Croxall were appointed to fill two vacant positions on the Board of Directors.

      Compensation Committee Interlocks and Insider Participation. From approximately December 2000 to February 2002, Mr. Derrick Bushman, Director and Mr. Michael T. Mozer, President, Chief Executive Officer and Chairman, were both on the board of directors of ISC. Mr. Mozer resigned from the board of directors of ISC in February 2002 and relinquished all interest in ISC.

      As of December 31, 2002, no other interlocking relationship existed between the Company's board of directors or Compensation Committee and the board of directors or Compensation Committee of any other Company.

      Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) Beneficial Ownership Reporting Compliance Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules of the Commission thereunder require the Company's executive officers, directors and greater than 10% stockholders to file reports of ownership and changes in ownership of the Common Stock of the Company with the Commission. Based upon a review of such reports, the Company has determined that during the fiscal year ended December 31, 2002 one Form 4 was not timely filed by Michael T. Mozer and one Form 5 was not filed by Robert Cohen.


ITEM 10 - EXECUTIVE COMPENSATION

Remuneration of Executive Officers

      The following table sets forth information concerning the compensation received for the fiscal years ended December 31, 2002, 2001 and 2000 for services rendered to the Company in all capacities by the individual who served as the Company's Chief Executive Officer at the end of the 2002 fiscal year and other highly compensated executives of the Company. The total amount of the annual salary and bonus payable to each of the Company's other executive officers for the last completed fiscal year was below $100,000. See Item 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


------------------------------------------------------------------------------------------------------------------------
                                                                                 Long Term Compensation
                                                                                 ----------------------
                                     Annual Compensation (1)                   Awards               Payouts
                                     -----------------------                   ------               -------
                                                                                    Securities
                                                                     Restricted     Underlying                  All other
  Names and Principal             Salary     Bonux                       Stock       Options/SARs               Compen
      Position             Year     ($)       ($)      Other ($)     Awards ($)         (#)         LTIP ($)    sation(1)
-------------------------------------------------------------------------------------------------------------------------
Michael Mozer, CEO         2002   130,000      -0-        -0-           -0-           200,000         -0-          -0-
                           2001     -0-        -0-        -0-           -0-           25,000(2)      -0-          -0-
                           2000     -0-        -0-        -0-           -0-             -0-           -0-          -0-
-------------------------------------------------------------------------------------------------------------------------
Donald P. Uhl,  former     2002    29,999      -0-        -0-           -0-             -0-           -0-          -0-
CEO                        2001   129,990      -0-        -0-           -0-           700,000         -0-          -0-
                           2000    80,000      -0-        -0-           -0-             -0-           -0-          -0-
-------------------------------------------------------------------------------------------------------------------------
Robert L. Cohen, CFO       2002    87,500      -0-        -0-           -0-             -0-           -0-          -0-
                           2001   120,000      -0-        -0-           -0-             -0-           -0-          -0-
                           2000    56,800      -0-        -0-           -0-          349,375-         -0-          -0-
-------------------------------------------------------------------------------------------------------------------------
James B. Babo, Vice        2002    78,000      -0-         0            -0-             -0-           -0-          -0-
President Business Dev.    2001    54,250      -0-        -0-           -0-             -0-           -0-          -0-
and Operations             2000     -0-        -0-        -0-           -0-             -0-           -0-          -0-
-------------------------------------------------------------------------------------------------------------------------
Michael Eckerman, Vice     2002    65,000      -0-        -0-           -0-             -0-           -0-          -0-
President Manufacturer     2001     -0-        -0-        -0-           -0-             -0-           -0-          -0-
Mareketing                 2000     -0-        -0-        -0-           -0-             -0-           -0-          -0-
-------------------------------------------------------------------------------------------------------------------------
Thomas F. Carroll, Vice    2002    43,333      -0-        -0-           -0-             -0-           -0-          -0-
President Sales and        2001   150,000      -0-       13,827         -0-             -0-           -0-          -0-
Marketing                  2000    62,500      -0-       2,900          -0-           212,500         -0-          -0-
-------------------------------------------------------------------------------------------------------------------------

----------

(1) All other compensation in the form of perquisites and other personal benefits has been omitted because the aggregate amount of such perquisites and other personal benefits constituted the lesser of $50,000 or 10% of the total annual salary and bonus of the named executive for such year.

(2) Does not include warrants to purchase 3,150,000 shares of Common Stock granted to Morris & Mozer Financial Inc., of which Mr. Mozer is a principal, granted in 2001.

Director Compensation

      Directors of the Company who are also employees do not receive cash compensation for their services as directors or members of committees of the board of directors of the Company, but are reimbursed for their reasonable expenses incurred in connections with attending meetings of the board of directors or management committees of the Company.

      In January 2001 the Company's board of directors approved the grant of options to purchase 25,000 shares of the Company's restricted Common Stock to each outside director, for each year of service provided to the Company at an exercise price of $.25 per share. The Company granted options to purchase 25,000 shares of its Common Stock to Mr. Anderegg, Mr. Mozer, Mr. Sattler and Mr. Solomon, options to purchase 125,000 shares of its Common Stock to Mr. Pirri and options to purchase 175,000 shares of its Common Stock to Mr. Monsky. Upon exercise, the cost of these shares will be paid by a note from each director for their respective shares and be collateralized by the corresponding stock. This resolution was ratified by the Company's shareholders at the 2001 Annual Shareholders' Meeting. See ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Employment Agreements

      The Company and Mr. Robert Cohen were parties to a one-year employment agreement dated July 11, 2000, pursuant to which the Company retained Mr. Cohen as its Chief Financial Officer and Vice President. The term of the agreement was 12 months and ended on July 10, 2001. Mr. Cohen continued to serve as Chief Financial Officer until October 2002. The agreement provided for a salary of $10,000 per month during its term. Under the employment agreement, the Company granted to Mr. Cohen options to purchase 114,375 shares of the Company's Common Stock under the employment agreement. Mr. Cohen's employment agreement also contains certain other customary terms and provisions, including provisions relating to the treatment of confidential information and the solicitation of customers and accounts belonging to the Company. Mr. Cohen was also granted options to purchase an additional 150,000 shares of Common Stock, 12,500 for each month of employment, at an exercise price of $1.00 or 85% of the average closing price during the 15 days prior to exercise, whichever is less. Such options were exercisable for a period of two years from the date of grant and expired unexercised in July 2002.

      The Company and Mr. Thomas F. Carroll were parties to a one-year employment agreement dated August 1, 2000, pursuant to which the Company retained Mr. Carroll as its Vice President of Sales and Marketing. Mr. Carroll's employment agreement provided for a gross salary for $12,500 per month during its term. In addition to salary compensation, Mr. Carroll received options to purchase 87,500 shares of the Company's Common Stock, which are immediately exercisable at an exercise price of $0.25 per share and will expire two (2) years from the date on which they were granted. Under the employment agreement, Mr. Carroll also is eligible to receive additional options to purchase shares of the Company's Common Stock, which options shall be exercisable at the date on which they will have been granted. These options will be exercisable at an exercise price equal to the lesser of $1.00 per share or 85% of the average closing price of the stock during the 15 calendar days before the date on which they will have been exercised. These options expired in August 2002. Mr. Carroll continued to serve as Vice President until May 2003.

Individual Option Grants

      During the fiscal years ended December 31, 2002, options and warrants to purchase 200,000 shares of the Company's Common Stock, were granted to Michael
T. Mozer at an average exercise price of approximately $0.36 per share. These options expired on November 15, 2002. Options to purchase 1,100,000 shares of Common Stock were granted to two lenders at exercise prices ranging from $0.01 to $0.40 per share. The following tables set forth certain information at December 31, 2002, and for the fiscal year then ended with respect to stock options granted to and exercised by the individuals named in the Summary Compensation Table above.

                                Option/SAR Awards

-------------------------------------------------------------------------------
         Name           Number of    % of Total
                                    Options/SARs
                        Securities   Granted to
                        Underlying   Employees   Exercise or
                        Options/SARs in Fiscal   Base Price     Expiration
     Names               Granted      Year (1)    ($/share)       date
-------------------------------------------------------------------------------
Michael T. Mozer         200,000        100%        $0.36     November 15, 2002
-------------------------------------------------------------------------------

----------
(1) Based on options granted to certain directors, executive officers and employees to purchase 200,000 shares of the Company's Common Stock, but not including options granted to (i) noteholders of the Company to extend the payment dates (1,898,631 shares), (ii) certain consultants to purchase 365,493 additional shares of Common Stock of the Company, and (iii) investors or lenders to purchase 1,100,000 shares of Common Stock of the Company.

                                Option Exercises

--------------------------------------------------------------------------------
                                                  Number of
                                                 Securities      Value of
                                                 Underlying    Unexercised
                                                Unexercised    In-the-Money
                                                Options/SARs   Options/SARs
                                                  at Fiscal     at Fiscal
                                                 Year End       Year End
                         Shares                    (1)            (2)
                       Acquired on    Value     Exercisable/   Exercisable/
   Name                  Exercise    Realized   Unexercisable  Unexercisable
--------------------------------------------------------------------------------
Michael T. Mozer           -0-          $0        -0-/-0-       $-0-/-0-
--------------------------------------------------------------------------------
Donald P. Uhl              -0-          -0-     700,000/-0-      -0-/-0-
--------------------------------------------------------------------------------
James B. Babo              -0-          -0-       -0-/-0-        -0-/-0-
--------------------------------------------------------------------------------
Michael Eckerman           -0-          -0-       -0-/-0-        -0-/-0-
--------------------------------------------------------------------------------
Robert L. Cohen            -0-          -0-     349,375/-0-      -0-/-0-
--------------------------------------------------------------------------------
Thomas F. Carroll          -0-          -0-      212,500/0       -0-/-0-
--------------------------------------------------------------------------------
Other Directors            -0-          -0-      375,000/0       -0-/-0-
--------------------------------------------------------------------------------

----------
(1) Calculated on the basis of the fair market value of the underlying securities at the exercise date minus the exercise price.

(2) Calculated on the basis of the fair market value of the underlying securities at December 31, 2002 ($0.015 per share) minus the exercise price.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Except as otherwise indicated, the following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock at December 31, 2002, by (i) each of the Company's directors and officers, (ii) each person or entity who beneficially owned more than five percent of the Company's Common Stock or Preferred Stock, and (iii) all directors and officers of the Company as a group. Unless otherwise indicated, all addresses are care of the Company at its executive offices.

                                                     Amount and
                                                     Nature of
      Name and Address of                            Beneficial      Percent of
       Beneficial Owner        Class of Secutiry     Owner (1)        Class
       ----------------        -----------------     ---------        -----
Ronald F. Anderegg              Common Stock       4,911,921(2)        6.28%
1600 South Beacon Boulevard
Grand Haven, MI 49417

Melissa Schulze                 Common Stock       4,700,000(3)        5.94%
6756 South Holland Way
Littleton, CO 80128

Michael T. Mozer                  Common           3,543,643(4)        4.54%
                                   Stock
Donald P. Uhl                     Common           4,080,000(5)        5.17%
                                   Stock
Derrick Bushman                   Common           3,059,680(6)        3.86%
                                   Stock
Frank J. Pirri                    Common             650,000(7)           *
                                   Stock
Raymond Solomon                   Common             377,500(8)           *
                                   Stock
George E. Sattler                 Common              25,000(9)           *
                                   Stock
John Watkins                      Common                 -0-              *
                                   Stock
Robert L. Cohen                   Common              10,000              *
                                   Stock
Thomas F. Carroll                 Common                 -0-              *
                                   Stock
Dale Davis                       Preferred                1            50.0%
                                   Stock
CHKM LLC                         Preferred                1            50.0%
                                   Stock
All Officer and Directors        Common          16,669,101           20.78%
as a group (ten persons)         Stock

----------
*    Less than 1.0%

(1) Beneficial ownership is determined in accordance with the applicable rules under the Exchange Act. In computing the number of shares beneficially owned by an executive officer or a director and the percentage ownership of that person, shares of the Company's Common Stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days from December 31, 2002, are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. For purposes of determining the individual beneficial ownership percentage, each percentage was calculated based on the Company's Common Stock outstanding at December 31, 2002 (78,178,072 shares) adjusted in the case of each executive officer and director by the of stock options held by that individual and which are exercisable within 60 days of December 31, 2002.

(2) Includes 4,886,921 shares of the Company's Common Stock held in Mr. Anderegg's name and options to purchase 25,000 shares of the Company's Common Stock at an exercise price of $.25 per share.

(3) Includes options to purchase 1,000,000 shares of Common Stock at an exercise price of $0.012 per share.

(4) Includes options to purchase 200,000 shares at an exercise price of approximately $0.36 per share.

(5) Includes 1,000,000 shares of the Company's Common Stock held in Mr. Uhl's name and options to purchase 700,000 shares of the Company's Common Stock at an exercise price of $.30 per share. Includes 2,380,000 shares of the Company's Common Stock are held in the name of the PLDLC Family Limited Partnership, a Colorado limited partnership. Mr. Uhl is General Partner and exercises voting control with respect to the stock in the partnership. Mr. Uhl disclaims beneficial ownership of the PLDLC shares other than through his derivative ownership interest in the PLDLC partnership.

(6) Includes 1,914,006 shares of the Company's Common Stock held in Mr. Bushman's name and options to purchase 1,145,674 shares of the Company's Common Stock at prices ranging from $.75 per share to $1.50 per share.

(7) Includes 525,000 shares of the Company's Common Stock held in Mr. Pirri's name and options to purchase 125,000 shares of the Company's Common Stock at $.25 per share.

(8) Includes 352,500 shares of the Company's Common Stock held in Mr. Solomon's name and options to purchase 25,000 shares of the Company's Common Stock at $.25 per share.

(9) Includes options to purchase 25,000 shares of the Company's Common Stock at an exercise price of $.25 per share.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Loans To and From Officers

      In March 2000, the Company signed an agreement with MMF, whose former principal officer and principal was Michael T. Mozer, the CEO, President and Chairman of the Company. This agreement provides for the firm to assist the Company in obtaining the necessary equipment financing and revolving credit facility required to implement and rollout the Company's proprietary electronic coupon clearing system in multiple retail locations. In association with this agreement, the Company agreed to issue the firm warrants to purchase 3,150,000 shares of the Company's restricted Common Stock at an exercise price of $2.00 per share. These warrants may not be exercised for two years following the date of issue and expire five years after the date of issue. Additionally, the Company may call the warrants any time after two and one-half years from the date of issue and before the expiration of the warrants at a price of $4.00 per share. These warrants were issued effective January 19, 2001 in connection with the $2,052,000 private equity funding arrangement completed in January 2001.

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

      In October 2002, the Company borrowed $100,000 from Melissa McBride (Schulze), a shareholder of the Company. The Note bears interest at 18% with an option to convert the interest to1,000,000 shares of Common Stock. The Company also borrowed $39,647 from directors and former directors. The Company believes that such loans were made on terms no less favorable to the Company than those available from third parties in an arm's-length transaction.

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

      In August 2002, the Company sold 2,000,000 shares of Common Stock to Michael T. Mozer, Chairman and CEO, for $100,000. In connection with Mr. Mozer's employment, the Company issued to Mr. Mozer options to purchase 200,000 shares of Common Stock as at exercise price of approximately $0.36 per share.

Certain Business Relationships

      ISC entered into an Agreement for the Purchase and Sale of Stock on December 1, 2001. Derrick Bushman, Director of the Company, is also an executive officer of ISC and is a beneficial owner of over 10% of ISC. Michael T. Mozer, the Chief Executive Officer, President and Chairman of the Company, was an executive officer of ISC until February 2002, when he resigned his position with ISC and divested himself of any interest therein. As described elsewhere in this Annual Report, in January 2001, the Company completed a private equity funding agreement with ISC that provided the Company with $2,052,000 of equity, enabling the Company to begin the commercial introduction of its proprietary electronic coupon clearing system. Under the terms of the agreement, the Company received initial proceeds of $1,000,000 and an additional $1,052,000 was held in escrow pending the Company's completion of certain milestones, including the commencement of the pilot program and the initial signing of long-term contracts with retailers. In April 2001, the Company received $500,000 of these escrowed funds as a result of the successful launch of its pilot program in March 2001. In August 2001, the Company received the remaining $552,000 from escrow in exchange for the issuance of 7,600,000 options to purchase shares of the Company's restricted Common Stock at prices ranging from $.75 per share to $1.50 per share. These options were issued to the investor group since the Company did not complete the milestones required for the release of the escrowed funds as designated by the agreement. In addition to the equity proceeds, the Company required supplementary financing to fund the equipment and accounts receivable financing required for the launch by the Company of the initial pilot program of its proprietary electronic coupon clearing system in four retail supermarkets in South Carolina. Pursuant to the terms of the agreement, the Company is provided with accounts receivable financing, and in connection with the satisfaction by ISC of those conditions, in August 2001 the Company released from escrow 1,000,000 shares of the Company's restricted Common Stock. In January 2002, ISC provided the Company with an additional $150,000 to purchase 347,222 shares of the Company's Common Stock and a royalty equal to one half of one cent ($.005) for each coupon processed by the Company through the Budget Saver(TM) program until such time as ISC shall have received royalty payments totaling $300,000.

Other Matters

      On December 31, 2001, Donald P. Uhl resigned as Chairman, President, and Chief Executive Officer of the Company. Mr. Uhl was succeeded by Michael T. Mozer, the Company's Vice Chairman, on January 1, 2002. In February 2002 and in conjunction with the hiring of Mr. Mozer, the Company's board of directors approved the issuance of options to Mr. Mozer to purchase 200,000 shares of the Company's Common Stock exercisable at $.36 per share. These options were granted pursuant to the Company's 2000 Omnibus Equity Incentive Plan.

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

      In January 2001, the Company's board of directors approved the grant of options to each of the Company's directors, based on their respective years of service. The board approved a grant of options to purchase a total of 400,000 shares of the Company's Common Stock at an exercise price of $0.25 per share, subject to the subsequent approval of the Company's shareholders. This grant was approved by the shareholders at the annual meeting held in October 2001. All such options expire two years after the date on which they will have been granted.

      The investment group that provided additional development capital to the Company and that formed ISC, was introduced to the Company by Morris & Mozer Financial, Inc., of which Michael T. Mozer, the CEO, President and Chairman was formerly a principal. In addition to providing the Company with development capital, ISC is expected to provide the Company with debt financing in connection with its coupon distribution and clearing systems. In January 2001, as compensation for its services, MMF received warrants to purchase 3,150,000 shares of the Company's Common Stock that can be exercised anytime in the third, fourth or fifth year after the date on which they were issued. The exercise price is $2.00 per share and the Company may call the warrants anytime after two and one-half years at $4.00 per share. In addition, MMF would receive a one-time fee equal to 1% of the amount of each "draw" made by the Company against either the equipment financing or the receivables revolver.


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this Annual Report.

Exhibit
Number        Description
------        -----------

2.1 Agreement and Plan of Merger dated March 30, 2001, by and among the Company, In Store Acquisition Corp., E. Schulze Corporation and the stockholders of The E. Schulze Corporation dated March 30, 2000 (1)

3.1   Articles of Incorporation (2)

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

10.2 Patent and Software License Agreement dated November 29, 2001 between Lets Go Shopping, Inc. and the Company (5)

10.3 Asset Purchase Agreement by and between the Company and Partnership for Shared Marketing, Inc., and amendments thereto (2)

10.4 Form of Agreement for the Purchase and Sale of Stock to be dated as of December 1, 2001 between the Company and Derrick Bushman (3)

10.5 Form of Agreement for the Purchase and Sale of Stock dated January 23, 2002, between the Company and In Store Capital, LLC (3)

10.6 Common Stock Purchase Agreement dated January 19, 2001, among the Company, Derrick Bushman and various other investors listed on a schedule thereto
      (3)

10.6.1 Escrow Agreement dated January 19, 2001, among the Company, Derrick Bushman, as the Purchaser representative and City National Bank, as Escrow Agent (3)

10.6.2 Agreement to Provide Financing dated January 19, 2001, between the Company and ISC (3)

10.7  Form of Purchase Agreement between the Company and various investors (3)

10.8 Stock Option Agreement between the Company and Michael T. Mozer dated June 18, 2002. *

10.9 Purchase Agreement between the Company and Michael T. Mozer dated June 18, 2002. *

10.10 Promissory Note in favor of Melissa McBride (Schulze) dated October 21, 2002.*

10.11 Credit Agreement between the Company and Acclaim Financial Group Ventures II, LLC dated July 15, 2003. *

10.12 Settlement Agreement and Release between the Company and Derrick Bushman and related parties dated September 25, 2003. *

10.13 Settlement Agreement dated March 25, 2004 between the Company and Let's Go Shopping, Inc., James McCreary and James B. Babo. *

10.14 Purchase Agreement between the Company and Michael T. Mozer dated August 29, 2002.

21.1  List of Subsidiaries *

31.1 Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) *

31.2 Certification of Principal Accounting Officer Pursuant to Rule 13a-14(a)/15d-14(a) *

32.1  Section 1350 Certification *

---------------------------

* Filed herewith.

(1) Previously filed with the Commission and incorporated by reference from the Company's Current Report on Form 8-K filed April 16, 2001.

(2) Previously filed with the Commission and incorporated by reference from the Company's Registration Statement on Form 10 filed December 15, 1999, as amended.

(3) Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed on April 1, 2002.

(4) Portions omitted pursuant to a confidential treatment request filed separately with the Commission.

(5) Previously filed with the Commission and incorporated by reference from the Company's Current Report on Form 8-K filed January 1, 2002.


(b) REPORTS ON FORM 8-K.

      Current Report on Form 8-K filed on November 25, 2002.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees

      The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of its annual financial statements, review of its financial statements included in its quarterly reports and other fees that are normally provided by the Company's accountant in connection with its audits during the fiscal years ended December 31, 2002 and 2001 were $24,785 and $32,465, respectively.

      Audit Related Fees

      The Company paid fees of $760 and $9,100 for assurance and related services by the Company's principal accountant for the fiscal years ended December 31, 2002 and 2001, respectively.

      Tax Fees

      The Company paid its principal accountant $1,400 and $1,000 for professional services related to tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2002 and 2001, respectively.

      All Other Fees

      During the fiscal year ended December 31, 2002, the Company's principal accountant did not provide any other services and accordingly did not bill the Company any other fees. For the fiscal year ended December 31, 2001, the Company paid its principal accountant $790 for other services.

      Audit Committee

      The Company's directors serve as its audit committee and, other than the tax related fees, have approved all of the above amounts billed to the Company prior to incurring the expenses associated therewith.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2005                         AFG ENTERPRISES, INC.
                                                (Registrant)


                                          By: /s/ Erich Spangenberg
                                              ----------------------------------
                                              Erich Spangenberg, CEO


                                          By: /s/ William P. Stelt
                                              ----------------------------------
                                              William P. Stelt, CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              AFG ENTERPRISES, INC.


Date:       April 15, 2005                      /s/ John B. Burns III
                                                --------------------------------
                                                John B. Burns, III, Director


Date:       April 15, 2005                      /s/ Douglass B. Croxall
                                                --------------------------------
                                                Douglas B. Croxall, Director


Date:       April 15, 2005                      /s/ Erich Spangenberg
                                                --------------------------------
                                                Erich Spangenberg, Director


Date:       April 15, 2005                      /s/ David Pridham
                                                --------------------------------
                                                David Pridham, Director


Date:       April 15, 2005                      /s/ Stephen Peary
                                                --------------------------------
                                                Stephen Peary, Director

                              AFG ENTERPRISES, INC.
                     (FORMERLY IN STORE MEDIA SYSTEMS, INC.)
                              FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 and 2002
               AND THE PERIOD FROM INCEPTION TO DECEMBER 31, 2002
                                      WITH
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                              AFG ENTERPRISES, INC.
                     (FORMERLY IN STORE MEDIA SYSEMS, INC.)
                          INDEX TO FINANCIAL STATEMENTS


AUDITED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2002 AND FOR THE PERIOD FROM DECEMBER 30, 1992 (INCEPTION) THROUGH DECEMBER 31, 2002:

Report of Independent Registered Public Accounting Firm                      F-2

Balance Sheet as of December 31, 2001 and 2002                               F-3

Statement of Operations for Years Ended December 31, 2001 and 2002, and for
the Period from December 30, 1992 (Inception) Through December 31, 2002      F-5

Statement of Changes in Stockholders' Equity (Deficit) For the Period from
December 30, 1992 (Inception) Through December 31, 2002                      F-6

Statement of Cash Flows For Years Ended December 31, 2001 and 2002, and for
the Period from December 30, 1992 (Inception) Through December 31, 2002     F-13

Notes to Financial Statements                                               F-15

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders AFG Enterprises, Inc. (Formerly In Store Media Systems, Inc.)

We have audited the accompanying balance sheet of AFG Enterprises, Inc. (formerly In Store Media Systems, Inc. - debtor-in-possession - a development stage company) as of December 31, 2001 and 2002, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended and for the period from December 30, 1992 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of The Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFG Enterprises, Inc. as of December 31, 2001 and 2002 and the results of its operations and its cash flows for the years then ended and for the period from December 30, 1992 (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has been primarily involved in research and development activities, resulting in significant losses and a stockholders' deficit at December 31, 2002 of $1,738,377. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Denver, Colorado
February 3, 2005                                    CAUSEY DEMGEN & MOORE INC.

                             AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                           December 31, 2001 and 2002

                     ASSETS
                     ------

                                                          2001            2002
                                                          ----            ----
Current assets:
   Cash and cash equivalents                          $  21,457       $  4,688
   Accounts receivable                                    3,224             --
   Inventory                                              5,525          5,454
   Other current assets                                  60,283         73,533
                                                      ---------       --------
   Total current assets                                  90,489         83,675

Property and equipment, at cost:
   Office furniture and equipment
    (Notes 10 and 12)                                   243,024        256,972
   Leasehold improvements                                55,228         55,228
                                                      ---------       --------
                                                        298,252        312,200
   Less accumulated depreciation and amortization      (133,898)      (168,370)
                                                      ---------       --------
   Net property and equipment                           164,354        143,830

Other assets:
   Debt issuance costs                                  356,667             --
   Patent costs, net of accumulated amortization
     of $31,436 (2001) and $39,862 (2002)                98,186         96,689
                                                      ---------       --------
   Net other assets                                     454,853         96,689
                                                      ---------       --------
                                                      $ 709,696      $ 324,194
                                                      =========       ========

                             See accompanying notes.

                             AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                           December 31, 2001 and 2002


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                            2001         2002
                                                            ----         ----
Liabilities Not Subject to Compromise:
Current liabilities:
   Accounts payable (Note 4)                           $   823,869  $       532
   Accrued expenses                                         98,698       44,055
   Interest payable                                        243,993        2,498
   Notes payable (Notes 3 and 4)                           487,500           --
   Short-term notes payable (Note 3)                        33,996      154,400
                                                      ------------  -----------

   Total current liabilities                             1,688,056      201,485

Liabilities Subject to Compromise:
   Pre-Petition Liabilities net of debt issuance
    costs of $239,166                                           --    1,861,086

Commitments and contingencies (Note 8)

Stockholders' equity (deficit) (Notes 3 and 6):
   Preferred stock, no par value;50,000,000 shares
    authorized, 2 shares issued and outstanding,
    liquidation preference $520,000                        500,000      500,000
   Common stock, $.001 par value; 150,000,000 shares
   authorized, 80,378,240 (2001) and 87,552,814
   (2002) shares issued                                     80,378       87,553
   Additional paid-in capital                           19,740,240   21,349,560
   Stock subscriptions received                            350,000      325,000
   Treasury stock, at cost; 9,374,742 shares              (563,750)    (563,750)
   Deficit accumulated during the development stage    (21,085,228) (23,436,740)
                                                      ------------  -----------

   Total stockholders' equity (deficit)                   (978,360)  (1,738,377)
                                                      ------------  -----------

                                                       $   709,696  $   324,194
                                                      ============  ===========

                             See accompanying notes.

                             AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                 For the Years Ended December 31, 2001 and 2002
 and for the Period from December 30, 1992 (inception) through December 31, 2002

                                                                                Cumulative
                                                                               amounts from
                                                  2001           2002           inception
                                             ------------    ------------    --------------
Revenues:
     Coupon handling fees                    $     18,506    $      1,158    $       19,664

Costs and expenses:
     Research and development                      43,071           1,714         3,320,137
     General and administrative                 3,136,796       1,980,930        11,608,110
     Depreciation and amortization                 43,509          44,426           381,267
                                             ------------    ------------    --------------
        Total costs and expenses                3,223,376       2,027,070        15,309,514
                                             ------------    ------------    --------------
        Operating loss                         (3,204,870)     (2,025,912)      (15,289,850)
                                             ------------    ------------    --------------

Other income (expense):
     Interest income                               15,892              20           105,872
     Litigation settlement (Note 6)                    --              --          (156,250)
     Restructuring charges (Note 10)              (26,121)             --          (222,632)
     Debt conversion costs (Note 3)              (631,512)       (128,856)       (1,437,198)
     Gain/(loss) on sale of assets                     --          (2,316)           (2,316)
     Interest expense                            (806,657)       (148,370)       (5,577,630)
                                             ------------    ------------    --------------
        Total other income (expense)           (1,448,398)       (279,522)       (7,290,154)
                                             ------------    ------------    --------------
     Loss before reorganization items          (4,653,268)     (2,305,434)      (22,580,004)
Reorganization expense (Note 11)                       --         (16,078)          (16,078)
                                             ------------    ------------    --------------
Net loss (Note 5)                              (4,653,268)     (2,321,512)      (22,596,082)

Preferred stock dividends                          56,055          30,000            90,658
                                             ------------    ------------    --------------

Net loss applicable to common stockholders   $ (4,709,323)   $ (2,351,512)   $  (22,686,740)
                                             ============    ============    ==============

Basic and diluted net loss per common
     share (Note 5)                          $       (.07)   $       (.03)   $         (.44)
                                             ============    ============    ==============
Weighted average common shares
     outstanding (Note 7)                      65,800,000      73,900,000        51,100,000
                                             ============    ============    ==============

                             See accompanying notes.

                             AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
   For the Period from December 30, 1992 (inception) through December 31, 2002



                                                                                                                Additional
                                                            Preferred stock             Common stock             paid-in
                                                        Shares        Amount         Shares       Amount         capital
                                                     -----------   -----------    -----------  ----------      -----------
Balance at December 30, 1992 (inception)                      --   $        --             --  $       --      $        --
    Issuance of common stock in exchange for
       assignment of patent and services in
       1993 ($.001 per share)(Note 6)                         --            --     30,462,375      30,462           (7,367)

    Sale of common stock for cash
       in 1993 ($.07 per share)(Note 6)                       --            --      2,812,496       2,813          187,187

    Sale of common stock for hardware,
       software and lab time in 1993 ($.07 per
       share)(Note 6)                                         --            --      1,125,000       1,125           77,625

    Sale of common stock for cash
       in 1993 ($.21 per share)(Note 6)                       --            --         94,125          94           19,806

    Sale of common stock for cash
       in 1994 ($.08 per share)(Note 6)                       --            --      5,861,005       5,861          479,139

    Sale of common stock for cash
       in 1995 ($.40 per share)(Note 6)                       --            --        750,000         750          299,250

    Exercise of warrants in 1995
       ($.26 per share)                                       --            --         19,320          19            5,038

    Issuance of common stock for services
      in 1995,  less shares returned ($.24 per
      share based on original shares issued)
      (Note 6)                                                --            --         75,000          75           42,321

    Exercise of warrants for cash
       in 1995 ($.01 per share)(Note 6)                       --            --        297,000         297            2,673

    Exercise of warrants in 1996
       ($.20 per share)                                       --            --         22,680          23            5,987

    Issuance of warrants in connection with
       debt offering in 1996 (Note 3)                         --            --             --          --        1,140,915


                                                                                       Deficit
                                                                                     accumulated
                                                                                      during the
                                                             Stock       Treasury    development
                                                        subscriptions     stock         stage        Total
                                                        ------------    ---------    ---------    ----------
Balance at December 30, 1992 (inception)                $         --    $      --    $      --    $       --
    Issuance of common stock in exchange for
       assignment of patent and services in
       1993 ($.001 per share)(Note 6)                             --           --           --        23,095

    Sale of common stock for cash
       in 1993 ($.07 per share)(Note 6)                           --           --           --       190,000

    Sale of common stock for hardware,
       software and lab time in 1993 ($.07 per
       share)(Note 6)                                             --           --           --        78,750

    Sale of common stock for cash
       in 1993 ($.21 per share)(Note 6)                           --           --           --        19,900

    Sale of common stock for cash
       in 1994 ($.08 per share)(Note 6)                           --           --           --       485,000

    Sale of common stock for cash
       in 1995 ($.40 per share)(Note 6)                           --           --           --       300,000

    Exercise of warrants in 1995
       ($.26 per share)                                           --           --           --         5,057

    Issuance of common stock for services
      in 1995,  less shares returned ($.24 per
      share based on original shares issued)
      (Note 6)                                                    --           --           --        42,396

    Exercise of warrants for cash
       in 1995 ($.01 per share)(Note 6)                           --           --           --         2,970

    Exercise of warrants in 1996
       ($.20 per share)                                           --           --           --         6,010

    Issuance of warrants in connection with
       debt offering in 1996 (Note 3)                             --           --           --     1,140,915


                          (Continued on following page)
                             See accompanying notes.

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
   For the Period from December 30, 1992 (inception) through December 31, 2002
                         (continued from preceding page)


                                                                                                                  Additional
                                                                   Preferred stock              Common stock        paid-in
                                                                 Shares       Amount       Shares       Amount      capital
                                                                 --------    --------    ----------    --------    ---------

    Settlement reached to repurchase 2,687,500
      shares of common stock of the Company
      in 1996 ($.02 per share)(Note 6)                                 --          --            --          --           --

    Sale of common stock for cash and
      settlement of accounts payable in 1997
      ($.05 per share)                                                 --          --       585,000         585       30,206

    Issuance of warrants in connection with
      debt offering in 1997 (Note 3)                                   --          --            --          --      361,201

    Purchase of common stock by conversion of
      note principal in 1997 ($.27 per share)(Note 3)                  --          --     1,416,146       1,416      621,500

    Purchase of common stock by conversion of
      note interest in 1997 ($.27 per share)(Note 3)                   --          --       108,241         108       28,756

    Additional purchases of common stock for
      cash in connection with note conversions
      in 1997 ($.27 per share)(Note 3)                                 --          --     1,765,278       1,765      468,976

    Net loss for the period from inception through
      December 31, 1997                                                --          --            --          --           --
                                                                 --------    --------    ----------    --------    ---------
 Balance, December 31, 1997                                            --          --    45,393,666      45,393    3,763,213

    Issuance of warrants in connection with
      debt offering (Note 3)                                           --          --            --          --      157,996

    Issuance of common stock in exchange for
      services ($.17 per share)                                        --          --       937,500         938      159,062

    Sale of common stock for cash
      in 1998 ($.13 per share)                                         --          --     2,250,000       2,250      297,750



                                                                                          Deficit
                                                                                         accumulated
                                                                                          during the
                                                           Stock           Treasury      development
                                                        subscriptions       stock           stage           Total
                                                         ------------    ----------     -------------     ----------
    Settlement reached to repurchase 2,687,500
      shares of common stock of the Company
      in 1996 ($.02 per share)(Note 6)                             --       (43,750)               --        (43,750)

    Sale of common stock for cash and
      settlement of accounts payable in 1997
      ($.05 per share)                                             --            --                --         30,791

    Issuance of warrants in connection with
      debt offering in 1997 (Note 3)                               --            --                --        361,201

    Purchase of common stock by conversion of
      note principal in 1997 ($.27 per share)(Note 3)              --            --                --        622,916

    Purchase of common stock by conversion of
      note interest in 1997 ($.27per share)(Note 3)                --            --                --         28,864

    Additional purchases of common stock for
      cash in connection with note conversions
      in 1997 ($.27 per share)(Note 3)                             --            --                --        470,741

    Net loss for the period from inception through
      December 31, 1997                                            --            --        (8,031,938)    (8,031,938)
                                                         ------------    ----------     -------------     ----------
 Balance, December 31, 1997                                        --       (43,750)       (8,031,938)    (4,267,082)

    Issuance of warrants in connection with
      debt offering (Note 3)                                       --            --                --        157,996

    Issuance of common stock in exchange for
      services ($.17 per share)                                    --            --                --        160,000

    Sale of common stock for cash
      in 1998 ($.13 per share)                                     --            --                --        300,000



                          (Continued on following page)
                             See accompanying notes.

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
   For the Period from December 30, 1992 (inception) through December 31, 2002
                         (continued from preceding page)


                                                                                                                     Additional
                                                         Preferred stock                  Common stock               paid-in
                                                       Shares         Amount          Shares         Amount          capital
                                                      ---------    ------------    ------------    ------------     ------------
    Exercise of warrants by conversion of
      note interest ($.14 per share)(Note 3)                 --              --          56,250              56            3,694

    Additional purchases of common stock for
      cash in connection with note conversions
      ($.27 per share)(Note 3)                               --              --         427,500             428          113,572

    Purchase of common stock by conversion of
      note principal and interest ($.52 per share)
      (Note 3)                                               --              --       3,266,250           3,266        1,709,903

    Exercise of warrants by conversion of
      note principal and interest ($.52 per share)
      (Note 3)                                               --              --         736,543             737          376,240

    Cash received in connection with subsequent
      conversion of note and interest to stock               --              --              --              --               --

    Issuance of common stock pursuant
      to recapitalization (Note 6)                           --              --       6,000,000           6,000           (6,000)

    Settlement of accounts payable by the
      issuance of common stock ($1.08 per
      share)                                                 --              --          26,977              27           29,218

    Net loss for the year ended December
      31, 1998                                               --              --              --              --               --
                                                      ---------    ------------    ------------    ------------     -----------

 Balance, December 31, 1998                                  --              --      59,094,686          59,095        6,604,648

    Purchase of common stock by conversion of
      note principal and interest ($.73 per share)
      (Note 3)                                               --              --         543,750             544          398,445

    Exercise of warrants by conversion of
      note principal and interest ($.53 per share)
      (Note 3)                                               --              --         541,121             541          288,508



                                                                                       Deficit
                                                                                     accumulated
                                                                                      during the
                                                         Stock         Treasury      development
                                                      subscriptions      stock           stage           Total
                                                      ------------     ---------     -------------     ----------
    Exercise of warrants by conversion of
      note interest ($.14 per share)(Note 3)                    --            --                --          3,750

    Additional purchases of common stock for
      cash in connection with note conversions
      ($.27 per share)(Note 3)                                  --            --                --        114,000

    Purchase of common stock by conversion of
      note principal and interest ($.52 per share)
      (Note 3)                                                  --            --                --      1,713,169

    Exercise of warrants by conversion of
      note principal and interest ($.52 per share)
      (Note 3)                                                  --            --                --        376,977

    Cash received in connection with subsequent
      conversion of note and interest to stock              75,000            --                --         75,000

    Issuance of common stock pursuant
      to recapitalization (Note 6)                              --            --                --             --

    Settlement of accounts payable by the
      issuance of common stock ($1.08 per
      share)                                                    --            --                --         29,245

    Net loss for the year ended December
      31, 1998                                                  --            --        (1,890,976)    (1,890,976)
                                                      ------------     ---------     -------------     ----------
 Balance, December 31, 1998                                 75,000       (43,750)       (9,922,914)    (3,227,921)

    Purchase of common stock by conversion of
      note principal and interest ($.73 per share)
      (Note 3)                                                  --            --                --        398,989

    Exercise of warrants by conversion of
      note principal and interest ($.53 per share)
      (Note 3)                                             (75,000)           --                --        214,049


                          (Continued on following page)
                             See accompanying notes.

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
   For the Period from December 30, 1992 (inception) through December 31, 2002
                         (continued from preceding page)


                                                                                                  Additional
                                                     Preferred stock           Common stock         paid-in
                                                   Shares       Amount      Shares      Amount      capital
                                                  --------    --------    ----------    ------    -----------
    Sale of common stock for cash and in
      exchange for stock offering services
      ($1.00 per share) (Note 6)                        --          --     3,456,360     3,457      2,475,245

    Exercise of warrants                                --          --       116,250       116         18,884

    Issuance of common stock for employee
      compensation ($.90 per share)                     --          --        50,000        50         44,950

    Purchase of 6,687,242 treasury shares
      ($.08 per share) (Note 6)                         --          --            --        --             --

    Issuance of common stock in settlement of
      account payable ($1.00 per share)                 --          --        26,360        26         26,334

    Extension of exercise period of warrants
      issued in connection with debt offerings          --          --            --        --        959,895

    Net loss for the year ended December
      31, 1999                                          --          --            --        --             --
                                                  --------    --------    ----------    ------    -----------
   Balance, December 31, 1999                           --          --    63,828,527    63,829     10,816,909

    Sale of common stock for cash
      ($1.00 per share) (Note 6)                        --          --        50,000        50         49,950

    Exercise of warrants  (Note 6)                      --          --       249,892       249         16,394

    Issuance of common stock for employee
      compensation ($.90 per share) (Note 6)            --          --       105,000       105         94,395

    Warrants exercised on a cashless basis in
      consideration for private stock offering
      services ($.90 per share)(Note 6)                 --          --     2,009,202     2,009         (2,009)


                                                                                     Deficit
                                                                                   accumulated
                                                                                    during the
                                                 Stock             Treasury        development
                                             subscriptions           stock            stage                      Total
                                              -----------         -----------    --------------                ----------
Sale of common stock for cash and in
  exchange for stock offering services
  ($1.00 per share) (Note 6)                           --                  --                --                 2,478,702

Exercise of warrants                                   --                  --                --                    19,000

Issuance of common stock for employee
  compensation ($.90 per share)                        --                  --                --                    45,000

Purchase of 6,687,242 treasury shares
  ($.08 per share) (Note 6)                            --            (520,000)               --                   (520,000)

Issuance of common stock in settlement of
  account payable ($1.00 per share)                    --                  --                --                    26,360

Extension of exercise period of warrants
  issued in connection with debt offerings             --                  --                --                   959,895

Net loss for the year ended December
  31, 1999                                                                 --        (3,185,702)               (3,185,702)
                                              -----------         -----------    --------------                ----------
Balance, December 31, 1999                             --            (563,750)      (13,108,616)               (2,791,628)

Sale of common stock for cash
  ($1.00 per share) (Note 6)                           --                  --                --                    50,000

Exercise of warrants  (Note 6)                         --                  --                --                    16,643

Issuance of common stock for employee
  compensation ($.90 per share) (Note 6)               --                  --                --                    94,500

Warrants exercised on a cashless basis in
  consideration for private stock offering
  services ($.90 per share)(Note 6)                    --                  --                --                        --


                          (Continued on following page)
                             See accompanying notes.
                                       F-9

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
   For the Period from December 30, 1992 (inception) through December 31, 2002
                         (continued from preceding page)

                                                                                                                 Additional
                                                             Preferred stock               Common stock           paid-in
                                                           Shares       Amount        Shares         Amount       capital
                                                        -----------   -----------   -----------   -----------   -----------
Extension of exercise period of warrants issued
  in connection with debt offerings (Note 6)                     --            --            --            --       (95,901)

Sale of preferred stock for cash (Note 6)                         3       750,000            --            --       750,000

Preferred stock dividends                                        --            --            --            --            --

Intrinsic value of stock options granted to
  officers of the Company (Note 6)                               --            --            --            --       324,527

Conversion of notes payable into common stock
  (Note 3)                                                       --            --     1,389,000         1,389       895,675

Settlement of debenture payable (Note 6)                         --            --            --            --       226,170

Net loss for the year ended
  December 31, 2000                                              --            --            --            --            --
                                                        -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2000                                        3       750,000    67,631,621        67,631    13,076,110

Sale of common stock for cash ($.27 to $.36 per
  share) (Note 6)                                                --            --     6,600,000         6,600     2,045,400

Preferred stock dividends                                        --            --            --            --            --

Intrinsic value of stock options granted to employees
  and fair value of stock options granted to
  consultants (Note 6)                                           --            --            --            --       430,374

Conversion of notes payable into common
  stock (Note 3)                                                 --            --     2,715,000         2,715     1,866,040

Conversion of short-term note payable into common
  stock (Note 3)                                                 --            --       310,155           310       251,241

Extension of exercise period of warrants issued
  in connection with debt offering (Note 6)                      --            --            --            --       474,175


                                                                                                Deficit
                                                                                               accumulated
                                                                                                during the
                                                            Stock           Treasury           development
                                                         subscriptions        stock               stage              Total
                                                          -----------      -----------         -----------         -----------
 Extension of exercise period of warrants issued
   in connection with debt offerings (Note 6)                       --                --                 --             (95,901)

 Sale of preferred stock for cash (Note 6)                          --                --           (750,000)            750,000

 Preferred stock dividends                                          --                --             (4,603)             (4,603)

 Intrinsic value of stock options granted to
   officers of the Company (Note 6)                                 --                --                 --             324,527

 Conversion of notes payable into common stock
   (Note 3)                                                         --                --                 --             897,064

 Settlement of debenture payable (Note 6)                           --                --                 --             226,170

 Net loss for the year ended
   December 31, 2000                                                --                --         (2,512,686)         (2,512,686)
                                                          ------------      ------------       ------------        ------------
Balance, December 31, 2000                                          --          (563,750)       (16,375,905)         (3,045,914)

 Sale of common stock for cash ($.27 to $.36 per
   share) (Note 6)                                                  --                --                 --           2,052,000

 Preferred stock dividends                                          --                --            (56,055)            (56,055)

 Intrinsic value of stock options granted to employees
   and fair value of stock options granted to
   consultants (Note 6)                                             --                --                 --             430,374

 Conversion of notes payable into common
   stock (Note 3)                                                   --                --                 --           1,868,755

 Conversion of short-term note payable into common
   stock (Note 3)                                                   --                --                 --             251,551

 Extension of exercise period of warrants issued
   in connection with debt offering (Note 6)                        --                --                 --             474,175

                          (Continued on following page)
                             See accompanying notes.

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
   For the Period from December 30, 1992 (inception) through December 31, 2002
                         (continued from preceding page)

                                                                                                                        Additional
                                                             Preferred stock                   Common stock               paid-in
                                                         Shares         Amount            Shares          Amount          capital
                                                      -----------     -----------      -----------      -----------     -----------

 Sales of common stock for cash ($.75 per share)
   (Note 6)                                                    --              --        2,292,000               --              --

 Net retirement of stock and cash paid upon merger
   with E. Schulze Corp. (Note 6)                              --              --       (2,292,000)              --              --

 Stock issued to consultants for services (Note 6)             --              --          542,500              543         573,882

 Sales of common stock for cash ($.75 per  share)
   (Note 6)                                                    --              --          403,999              404         302,596

 Exercise of warrants (Note 6)                                 --              --          513,039              513          82,084

 Conversion of preferred stock into common stock
   (Note 6)                                                   (1)        (250,000)         661,926              662         249,338

 Issuance of common stock for debt issuance
   costs ($.39 per share) (Note 6)                             --              --        1,000,000            1,000         389,000

 Stock subscription received for the purchase
   of 810,186 shares of common stock (Note 6)                  --              --               --               --              --

 Net loss for the year ended
   December 31, 2001                                           --              --               --               --              --
                                                      -----------     -----------      -----------      -----------     -----------
Balance, December 31, 2001                                      2         500,000       80,378,240           80,378      19,740,240

 Sale of common stock for cash ($.36 per share),
   net of offering costs of $40,665 (Note 6)                   --              --        2,261,716            2,262         779,924

 Preferred stock dividends                                     --              --               --               --              --

 Intrinsic value of stock options granted to
   officers of the Company (Note 6)                            --              --               --               --          12,600

 Value of stock options granted to
   consultants (Note 6)                                        --              --               --               --          45,180

 Cancellation of common stock issued to consultants            --              --         (100,000)            (100)            100

 Conversion of notes payable into common
   stock (Note 3)                                              --              --          837,712              838         438,694

 Extension of exercise period of warrants issued
   in connection with debt offering (Note 3)                   --              --               --               --         (74,108)



                                                                                              Deficit
                                                                                            accumulated
                                                                                             during the
                                                             Stock          Treasury        development
                                                          subscriptions      stock             stage            Total
                                                          -----------      -----------      -----------      -----------
  Sales of common stock for cash ($.75 per share)
    (Note 6)                                                      --        1,719,000               --        1,719,000

  Net retirement of stock and cash paid upon merger
    with E. Schulze Corp. (Note 6)                                --       (1,719,000)              --       (1,719,000)

  Stock issued to consultants for services (Note 6)               --               --               --          574,425

  Sales of common stock for cash ($.75 per  share)
    (Note 6)                                                      --               --               --          303,000

  Exercise of warrants (Note 6)                                   --               --               --           82,597

  Conversion of preferred stock into common stock
    (Note 6)                                                      --               --               --               --

  Issuance of common stock for debt issuance
    costs ($.39 per share) (Note 6)                               --               --               --          390,000

  Stock subscription received for the purchase
    of 810,186 shares of common stock (Note 6)               350,000               --               --          350,000

  Net loss for the year ended
    December 31, 2001                                             --               --       (4,653,268)      (4,653,268)
                                                         -----------      -----------      -----------      -----------
Balance, December 31, 2001                                   350,000         (563,750)     (21,085,228)        (978,360)
                                                         -----------      -----------      -----------      -----------
  Sale of common stock for cash ($.36 per share),
    net of offering costs of $40,665 (Note 6)               (175,000)              --               --          607,186

  Preferred stock dividends                                       --               --          (30,000)         (30,000)

  Intrinsic value of stock options granted to
    officers of the Company (Note 6)                              --               --               --           12,600

  Value of stock options granted to
    consultants (Note 6)                                          --               --               --           45,180

  Cancellation of common stock issued to consultants              --               --               --               --

  Conversion of notes payable into common
    stock (Note 3)                                                --               --               --          439,532

  Extension of exercise period of warrants issued
    in connection with debt offering (Note 3)                     --               --               --          (74,108)


                         (Continued on following page)
                             See accompanying notes.

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
   For the Period from December 30, 1992 (inception) through December 31, 2002
                         (continued from preceding page)

                                                                                                                        Additional
                                                            Preferred stock                   Common stock                paid-in
                                                         Shares          Amount          Shares          Amount          capital
                                                       -----------     -----------     -----------     -----------     -----------

  Stock subscription received for the purchase
    of 2,752,315 shares of common stock (Note 6)                --              --              --              --              --

  Sale of common stock to three individuals (Note 6)            --              --       1,451,146           1,451         233,549

  Sale of common stock to individuals net of offering
    costs of $3,789 (Note 6)                                    --              --         424,000             424          33,681

  Issuance of common stock previously purchased and
    recorded as stock subscription receivable (Note 6)          --              --       2,000,000           2,000          98,000

  Common stock issued to consultants (Note 6)                   --              --         300,000             300          11,700

  Value of stock options granted to
    lender (Note 6)                                             --              --              --              --          30,000

  Net loss for the twelve months ended
    December 31, 2002                                           --              --              --              --              --
                                                       -----------     -----------     -----------     -----------     -----------
Balance, December 31, 2002                                       2     $   500,000      87,552,814     $    87,553     $21,349,560
                                                       ===========     ===========     ===========     ===========     ===========


                                                                                             Deficit
                                                                                              accumulated
                                                                                               during the
                                                               Stock          Treasury        development
                                                           subscriptions       stock             stage                Total
                                                           ------------     ------------      ------------      -----------

  Stock subscription received for the purchase
    of 2,752,315 shares of common stock (Note 6)                370,000               --                --          370,000

  Sale of common stock to three individuals (Note 6)           (120,000)              --                --          115,000

  Sale of common stock to individuals net of offering
    costs of $3,789 (Note 6)                                         --               --                --           34,105

  Issuance of common stock previously purchased and
    recorded as stock subscription receivable (Note 6)         (100,000)              --                --        2,098,000

  Common stock issued to consultants (Note 6)                        --               --                --           12,000

  Value of stock options granted to
    lender (Note 6)                                                  --               --                --           30,000

  Net loss for the twelve months ended
    December 31, 2002                                                --               --        (2,321,512)      (2,321,512)
                                                           ------------     ------------      ------------      -----------
Balance, December 31, 2002                                 $    325,000     $   (563,750)     $(23,436,740)     $(1,738,377)
                                                           ============     ============      ============      ===========


                             See accompanying notes.

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                 For the Years Ended December 31, 2001 and 2002
 and for the Period from December 30, 1992 (inception) through December 31, 2002


                                                                                                                         Cumulative
                                                                                                                           amounts
                                                                                                                           from
                                                                                 2001                 2002              inception
                                                                             --------------      --------------      --------------
Cash flows from operating activities:
    Net loss                                                                 $   (4,653,268)     $   (2,321,512)     $  (22,596,082)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization                                               43,509              44,426             381,267
         Loss on disposal of fixed assets                                                --               2,316               2,316
         Restructuring charges                                                       26,121                  --             222,632
         Common stock issued for services, patents,
           payables and extension of warrants                                     2,110,486             124,528           4,424,033
         Amortization of debt issuance costs                                        169,391             147,501           1,877,404
         Reduction in note receivable - related party
           charged to research and development                                           --                  --             244,311
         Changes in assets and liabilities:
           Accounts receivable and notes receivable                                  (3,224)              3,224             (63,860)
           Inventory                                                                    400                  71            (109,834)
           Other assets                                                             (16,013)            (13,250)            (73,533)
           Accounts payable                                                         226,539             340,422           1,164,291
           Interest payable                                                         (34,520)             60,169             951,640
           Other liabilities                                                         50,033             247,266             345,964
                                                                             --------------      --------------      --------------

         Total adjustments                                                        2,572,722             956,673           9,366,631
                                                                             --------------      --------------      --------------

         Net cash used in operations                                             (2,080,546)         (1,364,839)        (13,229,451)

Cash flows from investing activities:
    Purchase of property and equipment                                             (114,410)             (1,342)           (382,780)
    Proceeds from sale of property and equipment                                         --                  --             125,000
    Decrease (increase) in advances - related party                                  46,658                  --            (244,311)
    Patent costs                                                                    (18,941)             (6,929)           (136,549)
    Lease deposits                                                                       --                  --             (27,880)
    Debt issuance costs                                                                  --                  --             (10,000)
                                                                             --------------      --------------      --------------

         Net cash used in investing activities                                      (86,693)             (8,271)           (676,520)

Cash flows from financing activities:
    Proceeds from sale of common stock                                            4,506,597           1,056,290           9,204,534
    Purchase of treasury stock                                                   (1,719,000)                 --            (520,000)
    Proceeds from preferred stock                                                        --                  --             750,000
    Preferred stock dividends                                                       (56,055)            (20,000)            (80,658)
    Repayments of stockholder loans                                                (251,000)                 --                  --
    Repayments of capital leases                                                         --                  --             (14,087)
    Proceeds from notes payable                                                     175,893             320,051           5,540,818
    Repayments of notes payable                                                    (658,778)                 --            (969,948)
                                                                             --------------      --------------      --------------

         Net cash provided by financing activities                                1,997,657           1,356,341          13,910,659
                                                                             --------------      --------------      --------------

Net increase (decrease) in cash                                                    (169,582)            (16,769)              4,688

Cash and cash equivalents at beginning of period                                    191,039              21,457                  --
                                                                             --------------      --------------      --------------

Cash and cash equivalents at end of period                                   $       21,457      $        4,688      $        4,688
                                                                             ==============      ==============      ==============

                          (Continued on following page)
                             See accompanying notes.

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                 For the Years Ended December 31, 2001 and 2002
 and for the Period from December 30, 1992 (inception) through December 31, 2002

                         (Continued from preceding page)

Supplemental disclosure of cash flow information:
                                                                                                                         Cumulative
                                                                                                                           amounts
                                                                                                                            from
                                                                                 2001                 2002               inception
                                                                             ------------         ------------         ------------
Cash paid during period for
    interest                                                                $     174,468         $         --         $  1,362,414

Supplemental disclosure of non-cash financing
  activities:
                                                                                                                         Cumulative
                                                                                                                           amounts
                                                                                                                            from
                                                                                 2001                 2002               inception
                                                                             ------------         ------------         ------------
Common stock issued for:
    Services, patents and payables                                           $    574,425         $     12,000         $  1,009,991
    Conversion of notes payable                                                 1,030,469              200,000            3,813,719
    Conversion of interest                                                        458,325              110,667              868,388
    Cancellation of notes payable                                                      --                   --              300,000
    Debt issuance costs                                                           390,000               30,000              420,000
    Debt conversion costs                                                         631,512              128,856            1,179,304
                                                                             ------------         ------------         ------------

                                                                             $  3,084,731         $    481,523         $  7,591,402
                                                                             ============         ============         ============

Warrants issued in debt offer:
    Additional paid-in capital                                               $    474,175         $    (74,108)        $  2,924,173
    Expensed as interest                                                         (474,175)              74,108           (2,924,173)

Capital leases recorded:
    Purchase of fixed assets                                                 $         --         $         --         $    261,967
    Obligations under capital lease                                                    --                   --             (261,967)

Compensation recorded upon
    grant of stock options                                                   $    430,374         $     57,780         $    812,681


                             See accompanying notes.

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2002

1. Organization and summary of significant accounting policies

      Organization:

      In Store Media Systems, Inc., a Nevada corporation, was organized on December 30, 1992 to develop a system for distributing and electronically clearing coupons. The Company developed and patented the Coupon Exchange Center (TM) and the Coupon Bank(TM) System, which are hardware based electronic clearing systems. In November 2001, the Company acquired the rights to market and sell the patented and proprietary coupon-merchandising program of Let's Go Shopping, Inc., which it has incorporated into the Company's Budget Saver(TM) program. The Company is considered to be a development stage enterprise as more fully defined in Statement No. 7 of the Financial Accounting Standards Board. Activities from inception include research and development activities, seeking patents, as well as fund raising.

      On October 8, 1998, the Company consummated an agreement and plan of merger with Crescent Gold (Crescent), in which Crescent acquired all of the issued and outstanding common shares of the Company (See Note 6). The Company was merged into Crescent, and Crescent changed its name to In Store Media Systems, Inc. For accounting purposes, the acquisition has been treated as a recapitalization of the Company, based upon historical cost, a reverse acquisition with the Company as the acquirer. The Company owns 100% of Data Driven Marketing, Inc., which has had no activity through December 31, 2002.

      On November 12, 2002 (the "Petition Date"), the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Restructuring Proceedings") in the United States Bankruptcy Court for the District of Colorado (the "Bankruptcy Court"), seeking to restructure its operations and obligations (the "Restructuring") in response to a lawsuit (the "LGS Lawsuit") filed by LGS, whom the Company believed was obligated to provide technology, intellectual property and services to the Company under the terms of a license agreement entered into by the Company and the third party. As a result of the filing of the Restructuring Proceedings, the Company was entitled to protection from its creditors. See Note 12-"Subsequent Events". As part of the Restructuring Proceedings, the Company has changed its name to AFG Enterpirses, Inc.

      The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, is highly uncertain. While operating as a debtor-in-possession ("DIP") under the protection of Chapter 11 of the Bankruptcy Code, and subject to approval of the Bankruptcy Court, or otherwise as permitted in the ordinary course of business, the Debtor, may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical financial statements. See Note 12 - "Subsequent Events".

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2002

1. Organization and summary of significant accounting policies (continued)

      Basis of presentation and management's plans:

      The Company is operating its business as a DIP (the "Debtor") subject to the provisions of the Bankruptcy Code. The appropriateness of using the going concern basis for the Company's financial statements is dependent upon, among other things: (i) the Company's ability to comply with the terms of the DIP credit facility which was approved by the Court on July 15, 2003 (the "DIP Facility") and provided to the Company by Acclaim Financial Group Venture II, LLC ("AFGVII") and any cash management order entered by the Bankruptcy Court in connection with the Restructuring Proceedings; (ii) the ability of the Company to maintain adequate cash on hand to fund its operations; (iii) the ability of the Company to generate cash from operations or the sale of assets; (iv) confirmation of a plan of reorganization under the Bankruptcy Code; and (v) the Company's ability to achieve profitability following such confirmation. See Note 12-"Subsequent Events".

      The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

      Reorganization Under Chapter 11:

      On November 12, 2002, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. The Restructuring was initiated in response to the LGS Litigation. Under the Restructuring Proceedings, the Company expects to develop and implement a plan for resolving the LGS Litigation and establishing a plan for its long term viability.

      The Company has minimal operations, but all contractors and vendors are being paid for all goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, pending litigation against the Debtor as of the Petition Date is stayed and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court. It is the Company's intention to address pre-petition claims through a plan of reorganization under the Bankruptcy Code.

      Pursuant to the Bankruptcy Code, the Debtor has filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtor as of the Petition Date. In connection with the filing of the Bankruptcy Case, the Company issued proof of claim forms to known creditors, vendors and other parties with whom the Company has previously conducted business. To the extent that recipients disagree with the claims as quantified on these forms, the recipient may file discrepancies with the Bankruptcy Court. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the Restructuring Proceedings. The Bankruptcy Court ultimately will determine liability amounts that will be allowed for these claims in the Chapter 11 Cases. A June 10, 2003 bar date was set for the filing of proofs of claim against the Company. Because the Debtors have not completed evaluation of the claims received in connection with this process, the

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2002

1. Organization and summary of significant accounting policies (continued)

      ultimate number and allowed amount of such claims are not presently known. The resolution of such claims could result in a material adjustment to the Company's financial statements.

      Approximately 41 proofs of claim totaling approximately $1,937,423 alleging a right to payment from the Company were filed in connection with the June 10, 2003 bar date, including unsecured claims totaling $1,795,960 as well as potentially significant claims classified as "unknown" or "unliquidated". The resolution of such claims could result in a material adjustment to the Company's financial statements.

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

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2002

1. Organization and summary of significant accounting policies (continued)

      Impairment of long-lived assets:

      The Company evaluates the potential impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company annually reviews the amount of recorded long-lived assets for impairment. If the sum of the expected cash flows from these assets is less than the carrying amount, the Company will recognize an impairment loss in such period.

      Stock options:

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation. Accordingly, compensation is recorded only when the quoted market price of the Company's stock at the date of grant exceeds the amount an employee must pay to acquire the stock.

      Advertising costs:

      The Company expenses the costs of advertising as incurred. Advertising expense was $595,440 and $110,855 for the years ended December 31, 2001 and 2002, respectively.

      Cash equivalents:

      For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

      Concentrations of credit risk:

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company's excess cash is deposited in liquid low-risk interest bearing accounts within high quality national financial institutions. At December 31, 2001 and at times during the year 2002, the balance at one financial institution exceeded the FDIC limits.

      Recent accounting pronouncements:

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 did not have a material effect on the Company's results of operations or financial position.

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2002

1. Organization and summary of significant accounting policies (continued)

      In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. In addition, the standard addresses how intangible assets that are acquired individually or with a group of other assets, other than as part of a business combination, should be accounted for upon their acquisition. The adoption of SFAS No. 142 effective January 1, 2002 did not have a material effect on the Company's results of operations or financial position.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). The adoption of SFAS No. 144 effective January 1, 2002 did not have a material effect on the Company's results of operations or financial position.

      In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires certain disclosures about each of the entity's guarantees. The disclosure provisions of FIN 45 are effective for annual and interim periods that end after December 15, 2002. The recognition provisions of FIN 45 are applicable prospectively to guarantees entered after December 31, 2002. The Company does not believe that the adoption of FIN 45 will have a material effect on its results of operations or financial position.

      In June 2003, the FASB approved SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect adoption of SFAS No. 150 to have any impact on its financial statements.

      In December 2003, the FASB issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities". The interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain types of variable interest entities. The Company does not expect the adoption of this interpretation to have any impact on its financial statements.

2. Note receivable

      Through December 31, 2000, the Company had advanced $46,658 to a company owned by the former president of the Company. During 2001, this advance was fully reimbursed to the Company.

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2002

3. Notes payable

      Effective February 14, 1996, the Company initiated a private offering of 16 (the minimum) to 200 units with each unit consisting of a $25,000 convertible Promissory Note ("Notes") and warrants to purchase 56,250 shares of the Company's common stock. During the years ended December 31, 1996, 1997 and 1998, the Company sold an aggregate of 170 units and issued notes payable of $3,040,000, $962,500 and $247,500, respectively. The term of the Notes was one year from date of issue and they bore interest at the rate of 9% per annum payable quarterly. The warrants consisted of 18,750 "A", "B", and "C" warrants to purchase shares of the Company's stock at an exercise price of $.07; $.67; and $1.33 per share, respectively. In addition, the Company has granted to a broker/dealer "A", "B", and "C" warrants equal to 10% of the warrants included in the units at the same price and also granted to an attorney 575,000 warrants to purchase common stock at $.67 per share exercisable for a period of five years from December 4, 1995. These warrants have been reclassified in these financial statements as stock options do to the nature of the transaction and are properly reflected as such in the tables in Note 6. The Company has also paid the broker/dealer a 10% selling commission and a 3% non-accountable expense allowance on each unit sold in conjunction with the offering, and has issued warrants to purchase 1,875,000 shares of the Company's stock to a consultant who facilitated the offering. The exercise price for these warrants is approximately $.05 per share and are exercisable for a period of five years from date of the close of the offering. The warrants issued to the note holders were valued at $1,069,996 and have been reflected as additional paid-in capital and a discount, proportionate to the issuance of the notes, which is being amortized over the one-year term of the notes. The warrants issued to the consultant and the attorney were valued at $397,500 and have been reflected as additional paid-in capital and debt issuance costs, proportionate to the issuance of the notes, which is being amortized to interest expense over the one-year term of the notes.

      In April of 1997, the Company requested note holders to extend the due date of the Notes. Note holders representing 62 Notes agreed to extensions of between 120 and 180 days. As of September 30, 1997, the Company had repaid $5,000 toward Notes which matured and were not extended. In consideration of a selling agent's assistance in getting note holder extensions, the Company agreed to pay a 5% cash commission and 5% of the warrants issued in connection with the Notes that were extended. The selling agent was issued 380,881 "A", "B", and "C" warrants. The warrants were valued at $127,500 and were treated as additional paid-in capital and debt issuance costs which are amortized to interest expense during 1997, 1998 and 1999. All A, B, and C warrants that were not exercised during 2001 were extended to June 30, 2002. As of June 30, 2002, no such warrants had been exercised and the warrants expired.

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

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2002

3. Notes payable (continued)

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

      During 1998, the Company initiated a private offering of a maximum of $800,000 of Promissory Notes bearing interest at 10% per annum and warrants to purchase 320,000 shares of common stock exercisable at $1.00 per share for one year. As of December 31, 1998, $350,000 had been raised and

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2002

3. Notes payable (continued)

      140,000 warrants were issued. The warrants issued were valued at $65,116 and have been reflected as additional paid-in capital and a discount on the issuance of the notes which was amortized over the one-year term of the notes. During 1999, $300,000 in principal of these notes were used to purchase 3 units of the November 1998 private placement of common stock. (See Note 6).

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

      In February 2002, the Company borrowed $70,000 from an officer/director of the Company bearing interest at 8% per annum, convertible into shares of the Company's common stock at a price of $.432 per share. This note matured on March 16, 2002 and was subsequently extended to May 15, 2002. In June 2002, this same individual surrendered his rights under the note agreement and with the approval of the Company's board of directors, applied these funds towards the purchase of 200,459 shares of the Company's common stock at a price of $.35 per share. These shares were purchased under the same terms and conditions as those within the Company's offering of the 2002 Units discussed previously.

      In March 2002, the Company offered its noteholders the option of extending their notes through October 31, 2002 or electing to convert their notes and accrued interest into shares of the Company's restricted common stock. Under the extension feature, each noteholder had the option of extending their note and accrued interest to October 31, 2002. In consideration for extending their note, each noteholder received options to purchase shares of the Company's restricted common stock exercisable at $1.00 per share for each dollar owed the noteholder as of March 1, 2002 including all accrued interest. Under the conversion feature, each noteholder had the option of converting their note and accrued interest into shares of the Company's restricted common stock at $.45 per share. In consideration for converting their note, each noteholder received options to purchase shares of the Company's restricted common stock (one option for each share of common stock) at prices ranging from $.50 - $.75 per share. All options expired on December 31, 2002. During the year ended December 31, 2002, notes totaling $75,000 were extended and notes totaling $310,676, including accrued interest of $110,676 were converted into 837,712 shares of the Company's common stock. The Company recorded an expense of $128,856 as debt conversion costs in recognition of the beneficial conversion terms offered.

      In October 2002, the Company borrowed $100,000 from a shareholder of the Company bearing interest at 18% per annum with the option of purchasing 1,000,000 shares of stock in lieu of receiving interest under the note. The loan is collateralized by a collateral assignment of all litigation

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2002

3. Notes payable (continued)

      claims against Let's Go Shopping, all patents currently held by the Company and all other assets of the Company not subject to a prior lien. During 2002, the Company also borrowed $39,647 from directors and former directors of the Company.

      During 2001, notes of $91,000, $30,000 and $130,000 plus accrued interest payable to the Company's former president, the Company's president and a partnership in which the Company's president is the general partner, respectively, were paid to note holders or the notes were converted into equity.

      Notes payable at December 31, 2001 and 2002 consisted of the following:

                                                                                  2001          2002
                                                                                ---------    ---------
9% Notes payable, interest payable quarterly, principal past due, unsecured, in  default at December 31, 2001
   and 2002 - reclassified as pre-petition liability in 2002                    $ 437,500    $      --

10% Notes payable, interest payable quarterly, principal past due, unsecured, in default at December 31, 2001
   and 2002 - reclassified as pre-petition liability in 2002                       50,000           --
                                                                                ---------    ---------

                                                                                $ 487,500    $      --
                                                                                =========    =========

      Short term notes payable at December 31, 2001 and 2202 consisted of the following:


                                                                                   2001         2002
                                                                                ---------    ---------
18% Note payable, secured, to a shareholder related to the
   former president of the Company                                              $      --    $ 100,000

6.75% Note payable to an insurance finance company,
   payable in monthly installments of $6,216 including interest
   through July 10, 2003                                                           33,996       54,400
                                                                                ---------    ---------

(2002 weighted average interest rate 14.04%)                                    $  33,996    $ 154,400
                                                                                =========    =========


4. Pre-Petition Liabilities

      As a result of filing for Chapter 11 bankruptcy on November 12, 2002, the Company has segregated its liabilities into two categories: 1) Liabilities subject to compromise and 2) Liabilities not subject to compromise. Liabilities subject to compromise are principally pre-petition obligations which may be settled at amounts different from the originally recorded amounts as part of the plan of reorganization. Such treatment is consistent with Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code issued by the Accounting Standards Executive Committee in November 1990.

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2002

4. Pre-Petition Liabilities (continued)

   As of December 31, 2001 and 2002, pre-petition liabilities subject to compromise consisted of the following:

                                    2001             2002
                                 -----------     -----------
Accounts payable                 $        --     $ 1,163,759
Accrued expenses                          --         301,910
Interest payable                          --         190,986
Notes payable                             --         443,597
                                 -----------     -----------

                                          --       2,100,252
Less:
Debt issuance costs                       --        (239,166)
                                 -----------     -----------
Net pre-petition liabilities
 subject to compromise           $        --     $ 1,861,086
                                 ===========     ===========

5. Income taxes

      At December 31, 2002, the Company has a net operating tax loss carryforward of approximately $14,437,600, future tax deductions of $3,594,900 which may be used to offset future taxable income, and unused tax credits of $274,000. The future tax deductions result from capitalizing pre-operating costs for income tax reporting purposes and expensing these costs for financial statement purposes. Differences between the book and tax net operating loss carryforward consists primarily of the above plus valuation of warrants and stock issued in connection with notes payable and for services. The loss carryforward will be reduced in future periods to the extent of any debt discharged as a result of an approved plan of reorganization. The net operating tax loss carryforward (prior to bankruptcy adjustments) expires as follows:


        2008                                             $ 311,70
        2009                                                28,00
        2011                                             1,109,90
        2012                                             2,054,00
        2018                                               520,00
        2019                                             1,624,30
        2020                                               484,20
        2021                                             4,926,40
        2022                                            3,379,100
                                                        ---------
                                                     $ 14,437,600
                                                     ============

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2002

5. Income Taxes (continued)

      At December 31, 2001 and 2002, total deferred tax assets and valuation allowance are as follows:

                                              2001           2002
                                          -----------     -----------
Deferred tax assets resulting from:
  Net operating loss carryforwards        $ 3,650,000     $ 5,385,000
  Capitalized pre-operating costs           2,235,000       1,341,000
  Research and development tax credits        270,000         274,000
                                          -----------     -----------

  Total                                     6,155,000       7,000,000
  Less valuation allowance                 (6,155,000)     (7,000,000)
                                          -----------     -----------
                                          $        --     $        --
                                          ===========     ===========

      A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.

6. Stockholders' equity

      Recapitalization:

      On October 8, 1998, the Company entered into an agreement and plan of merger with Crescent to exchange all of the issued and outstanding common shares of the Company, in exchange for approximately 44,000,000 shares of Crescent's $.01 par value common stock, in a reverse acquisition.

      Pursuant to the agreement, Crescent agreed to have no unpaid liabilities at the effective date of the transaction. The exchange was consummated on October 8, 1998, and is presented on the statement of changes in stockholders' equity (deficit) as an issuance of 6,000,000 shares of common stock for cash proceeds of $0 pursuant to recapitalization. The net effect of this transaction was to record an increase in common stock and related decrease to additional paid-in capital of $6,000.

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

      Capital contributions:

      During the year ended December 31, 1993, 30,462,375 shares of the Company's common stock was issued in exchange for assignment of patents and services valued at $23,095, 2,812,496 shares were issued to Peter Indovina, et al for $190,000 cash, 94,125 shares were issued for $19,900 in cash, and 1,125,000 shares were issued to two vendors who provided an aggregate of $78,750 of hardware,

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2002

6. Stockholders' equity (continued)

      software, laboratory time, and man hours for the development of the coupon exchange prototype which is included in research and development expense on the statement of operations. Additionally, the Company included in "units" sold in conjunction with a private offering memorandum, 30,900 warrants to purchase one share each of common stock for $.267. In the aggregate, 19,320 of these warrants were exercised and the balance have expired.

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

      During 1995, the Company issued 297,000 shares of its common stock upon conversion of warrants issued in consideration for a bridge loan at $.01 per share. As settlement of the Company's lawsuit against HealthStar, Inc. and Thomas Stateman (HealthStar/Stateman ), in 1996 the Company recovered:
      2,687,500 shares of its common stock; warrants to purchase 666,666 shares; and, all royalty rights by issuing a note payable to HealthStar for $700,000. This note also replaced a previous note of $656,250 resulting in an increase of $43,750 which amount has been reflected as treasury stock. The Company and HealthStar then jointly sued Continium Technology Corporation (Continium) and further modifications of the note were made. A loss on litigation of $156,250 has been recorded in the accompanying financial statements in 1997.

      The Company also accepted an offer of settlement of its lawsuit against Peter Indovina, et al. The Settlement gave the Company the right to recover 6,687,242 shares of the Company's stock, warrants to purchase the Company's stock and certain royalties payable by the Company. The Company exercised its right during 1999 by the payment of $520,000 in cash.

      In 1997 and 1998, the Company issued 3,289,665 and 4,430,293 shares respectively, under the offering of convertible debt outlined in Note 3.

      During 1998, the Company issued 937,500 shares of its common stock in exchange for services valued at $.17 per share. This issuance includes the 750,000 shares issued to the attorney in the Continuum/HealthStar lawsuit. During November 1998, the Company commenced a private placement of common stock and warrants. The Company proposed to sell a minimum of 18 units and a maximum of 68 units at a price of $100,000 per unit that would have resulted in gross proceeds to the company of

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2002

6. Stockholders' equity (continued)

      between $1,800,000 and $6,800,000 before deducting offering expenses. Each unit consisted of 100,000 shares of common stock and warrants to purchase 100,000 shares of common stock exercisable at $1.25 per share and expire between June 30, 2001 and January 31, 2002. During 2001, the exercise period of these warrants was extended to June 30, 2002 at which time they expired.

      Through December 31, 1999, 29.36 units were sold resulting in gross proceeds of $2,936,360 (including conversion of note principal of $300,000, reduction of accounts payable of $100,000 and cash of $2,500,000). Offering costs of $457,658 were incurred for the 29.36 units. In addition, 520,000 shares of common stock and 520,000 warrants were issued as commissions.

      During 2000, the Company issued 249,892 shares of common stock upon the exercise of warrants resulting in proceeds of $16,643. Warrants representing 2,009,202 shares of common stock were exercised on a cashless basis pursuant to a settlement with a selling agent in a private stock offering. These warrants were issued in connection with the sale of common stock in a private placement.

      During January 2000, the Company sold .5 unit in a private placement resulting in proceeds to the Company of $50,000. The .5 unit consisted of 50,000 shares of common stock and warrants to purchase 50,000 shares of common stock exercisable at $1.25 per share until January 2002. As of December 31, 2000, the Company concluded this offering.

      On March 29, 2000, the board of directors authorized the sale of up to 14 shares of its Series A cumulative preferred stock for $250,000 per share that would generate maximum proceeds of $3,500,000 if all shares were sold. During 2000 three shares were sold generating total proceeds of $750,000. The board has designated the Series A cumulative preferred stock as having a liquidation preference of $250,000 per share accruing dividends at the rate of 8% per annum. The Series A cumulative preferred stock is convertible into common stock at the rate of $.385 per common share, subject to certain dilution adjustments. At the date of issuance, the rate at which the preferred stock could be converted into common stock was below the trading market price of the common stock. For accounting purposes, this difference has been recorded as an increase in additional paid-in-capital and a corresponding increase in the deficit accumulated during the development stage. On July 1, 2001, one shareholder of the series A cumulative preferred stock elected to convert their share into common stock. Upon conversion, this shareholder received 661,926 shares of the Company's common stock. At bankruptcy plan confirmation, the remaining 2 preferred shares convert into 1,890,598 shares of common stock.

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

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2002

6. Stockholders' equity (continued)

      Acquisition of Schulze Corp.:

      In May 2001, the Company acquired the entire outstanding capital stock of The E. Schulze Corporation, a Colorado corporation (the "Schulze Corp."), in exchange for an aggregate of $1,719,000 in cash (the "Cash Amount") and 17,852,196 shares of the Company's common stock (the "Company Common Stock"). Under the terms of an Agreement and Plan of Merger dated March 30, 2001, between the Company, the Schulze Corp. and the stockholders of the Schulze Corp., a newly formed subsidiary of the Company was merged with and into the Schulze Corp. in a tax-free reorganization under the Internal Revenue Code. As a result, at the effective time of the merger, the Schulze Corp. became a wholly owned subsidiary of the Company. At the time of the merger, the Schulze Corp. owned 20,144,196 shares of the Company's common stock.

      The Company generated the cash necessary to pay the Cash Amount through the sale to certain investors of 2,292,000 new shares (the "New Shares") at a price per share of $.75. The purchasers of the New Shares included a director of the Company and certain principals and affiliates of the director.

      In May 2001, the Company sold 403,999 shares of common stock to a related party and three other purchasers who qualified as "accredited" investors under Rule 501 of Regulation D under the Securities Act of 1933, as amended ("Securities Act") for total proceeds of $303,000. These proceeds were then used by the Company to reduce notes payable and accrued interest payable to selected noteholders of the Company outlined in Note 3.

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

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2002

6. Stockholders' equity (continued)

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

      Sale of Common Stock:

      In January 2002, the Company raised $150,000 of additional equity from In Store Capital, LLC ("ISC") enabling the Company to continue the marketing of its Budget Saver(TM) program. Under the term of the agreement, ISC is to receive 347,222 shares of the Company's common stock. Additionally, ISC shall receive a royalty equal to one half of one cent ($.005) for each coupon processed by the Company through the Budget Saver(TM) program. This royalty payment shall continue until that time when ISC shall have received royalty payments totaling $300,000. The $150,000 proceeds have been treated as stock subscriptions received.

      In September 2002, the Company sold 424,000 shares of common stock to individuals for proceeds of $34,105 (net of offering costs of $3,789).

      In November 2002, an officer of the Company subscribed for and was issued 2,000,000 shares of common stock generating proceeds of $100,000 to the Company previously recorded as stock subscriptions receivable.

      The Company also sold 1,451,146 shares of common stock to an individual and two directors of the Company for proceeds of $235,000 (including 200,459 shares issued in exchange for the cancellation of a note payable - see Note 3). The directors received options to purchase 501,146 shares of common stock exercisable at $.35 per share until November 15, 2002 and a future royalty of $.00175 per coupon issued under the Let's Go Shopping coupon booklet program until the amount paid for the stock is repaid.

      Private placement

      In February 2002, the board of directors of the Company authorized the offering of up to $700,000 of 2002 Units to accredited investors of the Company. Each "2002 Unit" is comprised of (i) one share of the Company's common stock at a price equal to 90% of the average closing price over the five trading days immediately preceding the purchase of the Unit, (ii) an

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2002

6. Stockholders' equity (continued)

      option to purchase an additional share of the Company's common stock at an exercise price of $.50 per share for a period of five months following the date of the purchase of the Unit, and (iii) a pro-rata royalty payment equal to a maximum of one half of one cent ($.005) per redeemed coupon under the Let's Go Shopping coupon booklet program payable until such time as the initial investment has been fully realized by the investor. In June 2002, the board of directors authorized an increase in this offering of an additional $122,850 of the 2002 Units. For the year 2002, the Company sold 2,146,221 of its 2002 Units generating total proceeds of $782,186 (net of offering costs of $40,665) including $175,000 reflected as stock subscriptions received. Additionally, in connection with this offering, the Company issued, to a selling agent, 115,495 shares of the Company's common stock (issued in July 2002) and options to purchase 115,495 shares of the Company's common stock at an exercise price of $.50 per share.

      Common stock issued in exchange for services

      During 2002, the Company issued 300,000 shares of common stock in exchange for services rendered from a consultant and recorded an expense of $12,000 in connection with the transaction.

      Stock warrants:

      The following is a summary of stock warrant activity:

                                             Exercise            Number of
                                              price               shares
                                          -----------           -----------

Balance at December 31, 2000                                      8,310,756

Issued in 2001                                $2.00               3,150,000
Exchanged in 2001                     $.067, $.667 and $1.33     (2,036,195)
Exercised in 2001                        $.067 and $.667           (289,645)
Expired in 2001                           $.067 to $1.33         (2,741,695)
                                                                -----------
Balance at December 31, 2001                                      6,393,221

Issued in 2002                                                           --
Exchanged in 2002                                                        --
Exercised in 2002                                                        --
Expired in 2002                           $1.00 to $1.25         (3,243,221)
                                                                 ----------
Balance at December 31, 2002                  $2.00              3,150,000
                                                                 ==========

Exercisable at December 31, 2002              $2.00                      --
                                                                 ==========

      During 1999, 2000, and 2001 the Company extended the exercise period of the remaining A, B and C warrants issued in 1996 in connection with the private placement of promissory notes for an additional 90 to 120 days. For accounting purposes the Company treated these extensions as stock appreciation rights and therefore were valued at $959,895 for 1999 and

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2002

6. Stockholders' equity (continued)

      were treated as additional paid-in capital and interest expense. During 2000, although more warrants were extended, the market price of the Company's stock declined resulting in the reduction of interest expense and additional paid-in capital of $95,901. During 2001, in connection with a further extension of these warrants, $474,175 was recorded as an increase in interest expense and additional paid-in-capital. All such related warrants that were not exercised during 2001, expired as of December 31, 2001. Additionally, during 2001 the Company issued 513,039 shares of common stock upon the exercise of certain A, B, and C warrants resulting in proceeds of $82,597. Through June 2002, the Company recorded interest expense of $74,108 relating to other warrants at which time these warrants expired.

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

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2002

6. Stockholders' equity (continued)

      During 2001, the Company also issued options to purchase 650,000 shares of the Company's common stock to two consultants and valued these shares at $118,065.

      In January 2001, the Company issued to three employees, options to purchase 730,000 shares of the Company's common stock exercisable at a price ranging from $.25 to $.30 per share, for a two-year to a five-year period and are fully vested. In connection with the issuance of these options, the Company has recorded compensation expense of $261,526.

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

      During 2002, in connection with a secured loan, the Company recorded a debt issuance cost and additional paid in capital of $30,000 based on the Black-Scholes model for options issued in connection with the loan.

      During 2002, the Company issued options to a consultant to purchase 250,000 shares of the Company's common stock exercisable at prices ranging from $.12 to $.41 per share.

      For the year ended December 31, 2002, the Company recognized compensation expense of $12,600 and $45,180 for the options issued to Mr. Mozer and the consultant, respectively. Compensation expense resulted from the difference between the exercise price and the market price of the Company's common stock at the time the options were granted to Mr. Mozer and based on the Black-Scholes model for the options issued to the consultant.

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

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2002


6. Stockholders' equity (continued)

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

      Registration of company equity incentive plan:

      In February 2002, the Company completed an S-8 Registration with the Securities and Exchange Commission registering 8,866,875 options to purchase shares of the Company's common stock that were authorized to be issued under the Company's 2000 Omnibus Equity Incentive Plan. As of December 31, 2002, options representing 3,066,875 shares of common stock had been granted to various employees and directors of the Company. Additionally, as of December 31, 2002, no such options were exercised.

      The following is a summary of stock option activity:

                                                  Option price       Weighted average         Number
                                                   per share          exercise price         of shares
                                              ------------------     ----------------     ----------------
Balance December 31, 2000                      $ 0.25 to $  3.00              $  0.85            3,386,875

Granted                                        $ 0.21 to $  1.50              $  0.98           10,040,000
Exercised                                      $              --              $    --                   --
Forfeited                                      $ 0.50 to $  1.00              $  0.94           (1,150,000)
                                              ------------------                          ----------------
Balance December 31, 2001                      $ 0.21 to $  3.00              $  0.93           12,276,875

Granted                                        $ 0.012 to $  .44              $  0.26            3,907,769
Exercised                                      $              --              $    --                   --
Forfeited                                      $ 0. 25 to $ 3.00              $  0.51           (3,919,644)
                                              ------------------                          ----------------

Balance December 21, 2002                      $ 0.01 to $  1.50              $  0.86           12,265,000
                                              ==================                          ================

Options exercisable at December 31, 2002       $ 0.01 to $  1.50              $  0.86           12,265,000
                                              ==================                          ================

                             AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2002

6. Stockholders' equity (continued)

      The following is additional information with respect to those options and warrants outstanding at December 31, 2002:

                                                        Weighted             Weighted
                                                     average remaining       average
                                       Price per     contractual life        exercise            Number of
                                        share           in years              price               shares
                                        -----           --------              -----               ------
 Options                               $0.01                0.47              $0.01              1,000,000
                                       $0.12                1.71              $0.12                 50,000
                                  $0.21 to $0.30            2.13              $0.27              1,480,000
                                  $0.36 to $0.50            2.94              $0.44                800,000
                                  $0.67 to $1.00            1.47              $0.85              4,805,000
                                  $1.25 to $1.50            1.64              $1.38              4,130,000
                                                                                               -----------
                                                                                                12,265,000
                                                                                                ==========

 Warrants                              $2.00                3.0               $2.00              3,150,000
                                                                                                ==========

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans unless the grant date fair value of the underlying common stock exceeded the exercise price of the option. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards during the years ended December 31, 2001 and 2002 in accordance with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                              2001              2002
                                        -------------     -------------
        Net loss - as reported          $  (4,653,268)    $  (2,321,512)
        Net loss - pro forma               (4,860,678)       (2,386,321)
        Loss per share - as reported            (0.07)            (0.03)
        Loss per share - pro forma              (0.07)            (0.03)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001 and 2002, dividend yield of 0%; expected volatility of 100%, risk-free interest rate of 3.07% to 6.54% (2001) and 5.48% (2002); and expected life of 1.5 to 4 years
      (2001) and 10 years (2002).

                             AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2002

7. Basic and diluted warrants net loss per share

      Basic net loss per share is based on the weighted average number of shares outstanding during the periods. Shares issued for nominal consideration are considered outstanding since inception. Diluted loss per share has not been presented as exercise of the outstanding stock options and warrants would have an anti-dilutive effect.

8. Commitments and contingencies

      Unisys:

      In 1997, the Company entered into a long-term, limited joint venture contract with Unisys Corporation (Unisys) in which Unisys will provide at its cost, most of the hardware, middleware, software and depot level maintenance for the Company's Coupon Exchange Center (CEC) system. Unisys will initially provide these services and build seven Coupon Exchange Centers for $1,901,000. Unisys will manufacture CEC's thereafter for a price to be determined by volume along with certain minimum annual fees to be paid by a royalty on each CEC In$taCa$h coupon redeemed. The Company has paid Unisys $943,716 and has recorded a payable of $498,407 at December 31, 2002. The Company will owe an estimated $1,100,000 upon delivery of product. Certain of the amounts in excess of agreed upon expenditure ceilings are subject to negotiation and may affect the future amounts owed. This debt was discharged as a result of the bankruptcy proceedings (See Note 12).

      Operating lease commitments:

      The Company leases office space under an operating lease on a month-to-month basis. Additionally, the Company leases certain office equipment under operating lease agreements. Total rent expense for the years ended December 31, 2001 and 2002 was $38,540 and $31,813, respectively.

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

                             AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2002

9. Financial instruments

      The fair value of pre-petition liabilities is negligible due to the pending bankruptcy.

10. Restructuring charges

      In December of 2000, the board of directors changed the focus of the business from constructing their own equipment for coupon clearing to contracting this out to third parties. The Company sold manufacturing equipment with the book value of $155,703 for $125,000 resulting in a loss of $30,703. The Company also wrote down its inventories of parts by $96,200 and wrote off the note receivable from a director of the Company and two of his relatives as consideration for abandoning the asset purchase agreement. The above changes have been reflected on the statement of operations as restructuring charges of $196,511. During 2001, the Company abandoned additional equipment with a book value of $26,121.

11. Reorganization expense

      The Company has recorded certain legal expenses as reorganization expenses under its Chapter 11 bankruptcy filing. Such treatment is consistent with Statement of Position 90-7 as issued by the Accounting Standards Executive Committee in November 1990.

12. Subsequent events

      New Chairman, President and Chief Executive Officer:

      During February 2003, Michael T. Mozer resigned as Chairman, President, and Chief Executive Officer of the Company. Donald P. Uhl, the Company's previous Chairman, President and Chief Executive Officer succeeded Mr. Mozer.

      During May and June 2003, the Company entered into negotiations with Acclaim Financial Group Ventures II, LLC ("AFGVII") wherein subject to Bankruptcy Court approval, AFGVII would provide financing to the Company.

      Between February and June 2003, the Company received a net of $12,350 in short-term loans from an officer and director of the Company which funds were used to support Company activity.

      In June of 2003, the Company discharged the liability it had recorded to Unisys Corporation for $498,407 as a result of the Restructuring Proceedings.

      On July 15, 2003, in connection with the Restructuring Proceedings, the Court approved the Company entering into debtor-in-possession credit facility (the "DIP Facility") with AFGVII to supplement liquidity and fund operations during the Restructuring Proceedings, and potentially beyond such period. Under the DIP Facility, a creditor, Melissa McBride, was required to subordinate its claims to any claims of AFGVII arising under the DIP Facility. NMPP subsequently purchased the claim of Melissa McBride. Among other terms, the DIP Facility contemplates: (i) AFGVII receiving a priority security interest in all the assets of the Debtor

                             AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2002

12. Subsequent events (continued)

      subject to minimal exceptions for professional and trustee fees incurred by the Debtor and approved by the Court); (ii) initial borrowings of up to $200,000, with a maximum borrowing of up to $3.0 million upon Court approval of a plan of reorganization acceptable to AFGVII; (iii) an interest rate of 2% per month on all obligations deemed outstanding under the DIP Facility; (iv) AFGVII being reimbursed (or such amounts being added to amounts deemed outstanding) for all expenses incurred in connection with the DIP Facility; (v) maturity of the DIP Facility on the earlier to occur of certain specified events or December 31, 2003; (vi) AFGVII being granted an option to acquire 20% of the fully diluted equity of the Debtor at various prices; and (vii) the Debtor's compliance with various affirmative and negative covenants that restrict the operations and ability of the Debtor to engage in various transactions.

      The Company's available borrowings and use of borrowings under the DIP Facility are restricted in many ways, including the Debtor using any borrowings in a manner acceptable to AFGVII as set forth in a budget prepared by the Debtor and approved by AFGVII.

      On July 15, 2003, the Company took appropriate corporate action to cause two representatives of AFGVII to be appointed to the Company's Board of Directors (which now consists of four members) and an individual designated by AFGVII assumed the role of Chairman, CEO, Secretary and Treasurer of the Company.

      In August 2003 as part of the Company's strategy to devote its financial resources primarily to pursuing its litigation strategy in an effort to maximize recovery, the Company closed its Aurora, Colorado location. The Company continues to be supported by contract staff and by management personnel located out of state.

      As part of management's decision to close the office, certain accounting adjustments were recorded in August 2003 to reflect the disposition of the Company's furniture and fixtures along with certain obsolete demonstration equipment and other inventory to the Company's landlord in exchange for the extinguishment of certain rent obligations which had accrued.

      On December 31, 2003, AFGVII agreed to waive an event of default under the DIP Facility (related to the Debtor's failure to pay amounts due under the DIP Facility by such date and the Debtor's failure to have an acceptable plan of reorganization approved by the Court), for a period of time to be solely determined by AFGVII, with AFGVII reserving the right to declare an event of default upon one business day notice to the Debtor. Upon the effective date of a final and non-appealable plan of reorganization acceptable to AFGVII (an "Approved Plan"), the Company and AFGVII have agreed to amend the DIP Facility such that, among other things, (i) AFGVII will have a continuing first priority security interest in all of the assets of the Company and (ii) the interest rate on all new borrowings will be 7% per annum.

                             AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2002

12. Subsequent events (continued)

      The LGS Litigation was initiated in the Bankruptcy Court after LGS filed suit in the United States District Court for the Southern District of Georgia (the "Georgia Action") alleging the Company had breached a patent software license agreement. As a result of the initiation of the Restructuring Proceedings, the Georgia Action was stayed. After negotiations among representatives of the Debtor and LGS, on March 29, 2004, the Debtor and LGS (and certain affiliated parties) (the "LGS Parties") entered into a settlement agreement (the "LGS Settlement Agreement"), which was approved by the Court on April 29, 2004. Under the terms of the LGS Settlement Agreement, LGS paid to the Debtor a total of $60,000 in cash, all adversary proceedings (including the Georgia Action and the LGS Litigation) were dismissed, all claims held by the LGS Parties were assigned to the Debtor and the Debtor and the LGS Parties entered in mutual releases.

      On November 12, 2004, a Plan of Reorganization (the "Plan") for the Company was filed with the Bankruptcy Court. The Plan was jointly proposed by the Company and AFGVII (collectively referred to as the "Plan Proponents"). Also on November 16, 2004, a Disclosure Statement to be used in soliciting votes to accept or reject the Plan (the "Disclosure Statement") was approved by the Bankruptcy Court and a hearing to determine whether the Bankruptcy Court should approve the Plan was set for January 20, 2005.

      On December 8, 2004, solicitation packages containing the Plan and Disclosure Statement, various supporting documents and a ballot, if appropriate, were mailed to known creditors of the Company and holders of common and preferred stock interests in the Company. Unless extended by the Plan Proponents or the Bankruptcy Court, all votes to accept or reject the Plan must be returned by the close of business on January 20, 2005.

      Under the Plan, various claim holders and interest holders will be entitled to receive various consideration in respect of their claims and interests. The Plan classifies the claim and interest holders into various groups that have been approved by the Court as follows:

                  Unclassified --Administrative Claims: These claims in an
            amount of approximately $292,000 constituted claims allowed under ss.11 U.S.C. ss.503(b) of the Code and constituted primarily claims of counsel to the Company for fees and expenses incurred post-petition on behalf of the Company. Such claims will be paid in full in cash or pursuant to other arrangement acceptable to such claim holders (such amounts to be provided by AFGVII under the DIP Facility).

                  Class 1--Secured Claim of NMPP: This claim of $100,000 plus accrued interest constituted the sole claim held by NMPP, Inc. (an affiliate of AFGVII) representing secured indebtedness incurred by the Company prior to the Petition Date. This claim was converted with the Class 2 claim into a pro rata share of 3,000,000 shares of the Common Stock in the reorganized Company to be issued under the Plan (the "Replacement Common Stock").

            Class 2--Secured Claim of AFGVII: This claim of $250,000 plus accrued interest constituted the sole claim held by AFGVII representing secured indebtedness incurred by the Company under the DIP Facility prior to the effective date of the Plan. Such claim was converted with the Class 1 claim into a pro rata share of 3,000,000 shares of the Replacement Common Stock.

                             AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2002

12. Subsequent events (continued):

            Class 3--Allowed Unsecured Claims in Excess of $1,000: These claims constituted allowed unsecured claims held by various claimants incurred prior to the Petition Date who have not elected to be treated as Class 4 Claims. These claims equaled approximately $1,900,000. Such claims were converted into their pro rata share of 1,500,000 shares of the Replacement Common Stock.

            Class 4--Allowed Unsecured Claims of $1,000 or less: These claims in an amount of approximately $10,000 will be paid in full in cash or pursuant to other arrangement acceptable to such claim holders (such amounts to be provided by AFGVII under the DIP Facility).

            Class 5--Allowed Administrative Convenience Claims: These claims constitute claims allowed under ss.11 U.S.C. ss.503(b) of the Code, the holder of which elect to receive an amount not in excess of $1,000 in cash in respect of their claims. No creditors elected treatment under this Class.

            Class 6--Interests: This Class constitutes any equity interest in the Company including Common Stock, preferred stock, options, warrants, convertible instruments and other equity equivalents but excluding the options granted to AFGVII in connection with the DIP Facility. There are currently 78,751,406 shares (net of 9,374,742 treasury shares) of Common Stock outstanding, 2 shares of Preferred Stock outstanding (convertible into 1,890,598 shares of Common Stock) and 19,282,809 options and other equity equivalents outstanding. All shares of Common Stock and preferred stock will be reverse split into 500,000 shares of the Replacement Common Stock. The number of shares subject to AFGVII's option to purchase Common Stock will be adjusted to reflect the stock split. The exercise price per share is not subject to adjustment and will remain at various prices ranging from $0.001 to $0.03.

      The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and equity security holders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Case.

      On January 20, 2005, the Bankruptcy Court confirmed and approved the Plan.

      On January 31, 2005 all appeal periods with respect to the Bankruptcy Court confirmation and approval of the Plan expired.

      As a result of its direct stock ownership and indirectly through affiliated companies, AFGV II will control approximately 63.7% of the stock in the reorganized debtor.