Form 10QSB
period 2003-03-31
IN STORE MEDIA SYSTEMS INC
filed 2005-04-20
CIK 1012316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                               --------------        -----------------

Commission file number:      000-28515
                             ---------

                              AFG ENTERPRISES, INC.
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

                73-595 El Paseo Suite 2204, Palm Desert, CA 92260
--------------------------------------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (760) 674-9696
--------------------------------------------------------------------------------
                         (Registrant's telephone number)

                                       N/A
                           ---------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days: Yes[_]    No [X]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) after distribution of securities under a plan confirmed by a court: Yes ____ No ___X___ -

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, par value $.001 per share, as of January 31, 2005 is 78,751,406 shares.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes [_]
No  [X]

                              AFG ENTERPRISES, INC.
                     (FORMERLY IN STORE MEDIA SYSTEMS, INC.)

                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheet - December 31, 2002
and March 31, 2003 (unaudited)                                           2 and 3

Statement of Operations - For the Three Months
Ended March 31, 2002 and 2003 and for the Period from
December 30, 1992 (inception) through March 31, 2003 (unaudited)               4

Statement of Changes In Stockholders' Equity
(Deficit) - For the Three Months Ended March 31, 2003 (unaudited)              5

Statement of Cash Flows - For the Three Months
Ended March 31, 2002 and 2003 and for the Period
from December 30, 1992 (inception) through March 31, 2003 (unaudited)          6

Notes to Unaudited Financial Statements                                        7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION                                                          13

ITEM 3.  CONTROLS AND PROCEDURES                                              18

PART II.     OTHER INFORMATION                                                18

ITEM 1.     LEGAL PROCEEDINGS                                                 18

ITEM 2.   CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER
             PURCHASES OF EQUITY SECURITIES                                   19

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                   20

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               20

ITEM 5.     OTHER INFORMATION                                                 21

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                  21

                             AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET

                      December 31, 2002 and March 31, 2003
                                   (Unaudited)

                                 ASSETS

                                                            2002         2003
                                                         ---------    ---------
Current assets:
   Cash and cash equivalents                             $   4,688    $   2,719
   Inventory                                                 5,454           --
   Other current assets                                     73,533          532
                                                         ---------    ---------

    Total current assets                                    83,675        3,251

Property and equipment, at cost:
   Office furniture and equipment                          256,972      256,972
   Leasehold improvements                                   55,228       55,228
                                                         ---------    ---------

                                                           312,200      312,200

   Less accumulated depreciation and amortization         (168,370)    (177,370)
                                                         ---------    ---------

    Net property and equipment                             143,830      134,830

Other assets:
   Patent costs, net of accumulated amortization of
    $39,862 (2002) and $41,962 (2003)                       96,689       94,588
                                                         ---------    ---------

    Net other assets                                        96,689       94,588
                                                         ---------    ---------

                                                         $ 324,194    $ 232,669
                                                         =========    =========

                            See accompanying notes.

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET

                      December 31, 2002 and March 31, 2003
                                  (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                       2002            2003
                                                                   ------------    ------------
Liabilities Not Subject to Compromise:
Current liabilities:
   Accounts payable                                                $        532    $      5,118
   Accrued expenses                                                      44,055          94,054
   Interest payable                                                       2,498           7,157
   Notes payable-related party                                               --          12,800
   Short-term notes payable                                             154,400         103,000
                                                                   ------------    ------------

    Total current liabilities                                           201,485         222,129

Liabilities Subject to Compromise:
   Pre-Petition Liabilities net of debt issuance costs of
    $239,166 (2002) and $195,417 (2003)                               1,861,086       1,904,835

Commitments and contingencies

   Stockholders' equity (deficit):
   Preferred stock, no par value; 50,000,000 shares
    authorized, 2 shares issued and outstanding
    liquidation preference $520,000                                     500,000         500,000
   Common stock, $.001 par value; 150,000,000 shares
    authorized, 87,552,814 (2002) and 88,126,148
    (2003) shares issued                                                 87,553          88,126
   Additional paid-in capital                                        21,349,560      21,354,720
   Stock subscriptions received                                         325,000         325,000
   Treasury stock, at cost; 9,374,742 shares                           (563,750)       (563,750)
   Deficit accumulated during the development stage                 (23,436,740)    (23,598,391)
                                                                   ------------    ------------

    Total stockholders' equity (deficit)                             (1,738,377)     (1,894,295)
                                                                   ------------    ------------

                                                                   $    324,194    $    232,669
                                                                   ============    ============

                            See accompanying notes.

                             AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS

               For the three Months Ended March 31, 2002 and 2003
  and for the Period from December 30, 1992 (inception) through March 31, 2003
                                   (Unaudited)

                                                                         Cumulative
                                                                        amounts from
                                            2002            2003         inception
                                        ------------    ------------    ------------
Revenues:
   Coupon handling fees and other       $      1,158    $         --      $ 19,664 -

Costs and expenses:
   Research and development                       --              --       3,320,137
   General and administrative                662,480          81,290      11,689,400
   Depreciation and amortization              11,064          11,100         392,367
                                        ------------    ------------    ------------

     Total costs and expenses                673,544          92,390      15,401,904
                                        ------------    ------------    ------------

     Operating loss                         (672,386)        (92,390)    (15,382,240)

Other income (expense):
   Interest income                                20              --         105,872
   Litigation settlement                          --              --        (156,250)
   Restructuring costs                            --              --        (222,632)
   Debt conversion costs                     (16,195)             --      (1,437,198)
   Gain/(loss) on sale of assets                  --              --          (2,316)
   Interest expense                           36,103         (55,913)     (5,633,543)
                                        ------------    ------------    ------------

     Total other income (expense)             19,928         (55,913)     (7,346,067)
                                        ------------    ------------    ------------

   Loss before reorganization items         (652,458)       (148,303)    (22,728,307)

Reorganization expense                            --         (13,348)        (29,426)
                                        ------------    ------------    ------------

Net loss (Note 3)                           (652,458)       (161,651)    (22,757,733)

Preferred stock dividends                     20,000              --          90,658
                                        ------------    ------------    ------------

Net loss applicable to common
   stockholders                         $   (672,458)   $   (161,651)   $(22,848,391)
                                        ============    ============    ============

Basic and diluted net loss per common
   share                                $       (.01)              *    $       (.44)
                                        ============    ============    ============

Weighted average common shares
   outstanding                            73,900,000      78,700,000      51,700,000
                                        ============    ============    ============

   * less than ($.01) per share

                            See accompanying notes.

                             AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                         (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                    For the Three Months Ended March 31, 2003
                                   (Unaudited)

                                                                 Preferred stock            Common stock                 Additional
                                                            ---------------------------   --------------------------      paid-in
                                                               Shares         Amount         Shares         Amount        capital
                                                            ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2002                                             2   $    500,000     87,552,814   $     87,553   $ 21,349,560

   Common stock issued-in exchange for services (Note 5)              --             --        573,334            573          5,160

   Net loss for the three months ended
    March 31, 2003                                                    --             --             --             --             --
                                                            ------------   ------------   ------------   ------------   ------------

Balance, March 31, 2003                                                2   $    500,000     88,126,148   $     88,126   $ 21,354,720
                                                            ============   ============   ============   ============   ============
                                                                                               Deficit
                                                                                             accumulated
                                                                                             during the
                                                               Stock          Treasury       development
                                                            subscriptions       stock            stage          Total
                                                             ------------    ------------    ------------    -----------
Balance, December 31, 2002                                   $    325,000   $   (563,750)   $(23,436,740)   $ (1,738,377)

   Common stock issued-in exchange for services (Note 5)               --             --              --           5,733

   Net loss for the three months ended
    March 31, 2003                                                     --             --        (161,651)       (161,651)
                                                             ------------    ------------    ------------    -----------

Balance, March 31, 2003                                      $    325,000   $   (563,750)   $(23,598,391)   $ (1,894,295)
                                                             ============   ============    ============    ============

                            See accompanying notes.

                             AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS

               For the Three Months Ended March 31, 2002 and 2003
  and for the Period from December 30, 1992 (inception) through March 31, 2003
                                   (Unaudited)

                                                                                       Cumulative
                                                                                         amounts
                                                                                          from
                                                           2002           2003          inception
                                                      ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                           $   (652,458)   $   (161,651)   $(22,757,733)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                         11,064          11,101         392,368
      Loss on disposal of fixed assets                          --              --           2,316
      Restructuring charges                                     --              --         222,632
      Common stock issued for services, patents and
       payables                                            (38,744)          5,733       4,429,766
      Amortization of debt issuance costs                   32,500          43,749       1,921,153
      Reduction in note receivable - related party
       charged to research and development                      --              --         244,311
      Changes in assets and liabilities:
       Accounts receivable and notes receivable              1,067              --         (63,860)
       Inventory                                                --           5,454        (104,380)
       Other assets                                         20,940          18,601         (54,932)
       Accounts payable                                     61,254           4,586       1,168,877
       Interest payable                                     16,364           4,658         956,298
       Other liabilities                                     5,796          50,000         395,964
                                                      ------------    ------------    ------------

      Total adjustments                                    110,241         143,882       9,510,513
                                                      ------------    ------------    ------------

      Net cash used in operations                         (542,217)        (17,769)    (13,247,220)

Cash flows from investing activities:
   Purchase of property and equipment                       (1,342)             --        (382,780)
   Proceeds from sale of property and equipment                 --              --         125,000
   Advances - related party                                     --              --        (244,311)
   Patent costs                                             (1,245)             --        (136,549)
   Lease deposits                                               --              --         (27,880)
   Debt issuance costs                                          --              --         (10,000)
                                                      ------------    ------------    ------------

      Net cash used in investing activities                 (2,587)             --        (676,520)

Cash flows from financing activities:
   Proceeds from sale of common stock                      516,200              --       9,204,534
   Purchase of treasury stock                                   --              --        (520,000)
   Proceeds from sale of preferred stock                        --              --         750,000
   Preferred stock dividends                               (20,000)             --         (80,658)
   Proceeds from stockholder loans                          70,000           3,000           3,000
   Repayments of capital leases                                 --              --         (14,087)
   Proceeds from notes payable                                  --          12,800       5,553,618
   Repayments of notes payable                             (16,797)             --        (969,948)
                                                      ------------    ------------    ------------

      Net cash provided by financing activities            549,403          15,800      13,926,459
                                                      ------------    ------------    ------------

Net increase (decrease) in cash                              4,599          (1,969)          2,719

Cash and cash equivalents at beginning of period            21,457           4,688              --
                                                      ------------    ------------    ------------

Cash and cash equivalents at end of period            $     26,056    $      2,719    $      2,719
                                                      ============    ============    ============

                            See accompanying notes.

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

1.    Basis of presentation and management's plans:

      The accompanying unaudited financial statements have been prepared by the Company. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2003, and the results of operations and cash flows for the periods ended March 31, 2002 and 2003.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has been primarily involved in research and development activities, resulting in significant losses and a stockholders' deficit at March 31, 2003 of $1,894,295. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      On November 12, 2002 (the "Petition Date"), the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Restructuring Proceedings") in the United States Bankruptcy Court for the District of Colorado (the "Bankruptcy Court"), seeking to restructure its operations and obligations (the "Restructuring") in response to a lawsuit (the "LGS Lawsuit") filed by LGS, whom the Company believed was obligated to provide technology, intellectual property and services to the Company under the terms of a license agreement entered into by the Company and the third party. As a result of the filing of the Restructuring Proceedings, the Company was entitled to protection from its creditors. (See Note 7-"Subsequent Events") As part of the Restructuring Proceedings, the Company changed its name to AFG Enterprises, Inc.

      The Company is operating its business as a DIP (the "Debtor") subject to the provisions of the Bankruptcy Code. The appropriateness of using the going concern basis for the Company's financial statements is dependent upon, among other things: (i) the Company's ability to comply with the terms of the DIP credit facility which was approved by the Court on July 15, 2003 (the "DIP Facility") and provided to the Company by Acclaim Financial Group Venture II, LLC ("AFGVII") and any cash management order entered by the Bankruptcy Court in connection with the Restructuring Proceedings; (ii) the ability of the Company to maintain adequate cash on hand to fund its operations; (iii) the ability of the Company to generate cash from operations or the sale of assets; (iv) confirmation of a plan of reorganization under the Bankruptcy Code; and (vi) the Company's ability to achieve profitability following such confirmation. (See Note 7-"Subsequent Events")

      The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, is highly uncertain. While operating as a debtor-in-possession ("DIP") under the protection of Chapter 11 of the Bankruptcy Code, and subject to approval of the Bankruptcy Court, or otherwise as permitted in the ordinary course of business, the

                             AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

1.    Basis of presentation and management's plans (continued):

      Debtor, may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical financial statements. (See
      Note 7 - "Subsequent Events")

2.    New Chairman, President and Chief Executive Officer:

      During February 2003, Michael T. Mozer resigned as Chairman, President, and Chief Executive Officer of the Company. Donald P. Uhl, the Company's previous Chairman, President and Chief Executive Officer succeeded Mr. Mozer.

3.    Notes payable

      Between   February  and  March  2003,  the  Company  received  $12,800  in unsecured, non-interest bearing loans from an officer and directors of the Company which funds were used to support Company activity.

4.    Income taxes

      No provision for income taxes is required at March 31, 2003, because, in management's estimation the Company will not recognize any taxable income through December 31, 2003.

5.    Common stock

      During the quarter ended March 31, 2003, the Company issued 573,334 shares of restricted common stock for services rendered by a consultant and two former employees of the Company and recorded an expense of $5,733.

6.    Registration of company equity incentive plan

      In February 2002, the Company completed a Registration Statement on Form S-8 with the Securities and Exchange Commission registering options to purchase 8,866,875 shares of the Company's common stock that were authorized to be issued under the Company's 2000 Omnibus Equity Incentive Plan. As of March 31, 2003, the Company had granted options to purchase a total of 3,066,875 shares of the Company's common stock to various employees and directors of the Company. As of March 31, 2003, options to purchase 1,191,875 shares of the Company's common stock had expired and none of these stock options had been exercised.

7.    Subsequent events

      Between May and June 2003, the Company received a net of $4,300 in unsecured, non-interest bearing loans from an officer and directors of the Company which funds were used to support

                             AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

7.    Subsequent Events (continued):

      Company activity.

      During May and June 2003, the Company entered into negotiations with Acclaim Financial Group Venture II, LLC ("AFGVII") wherein subject to Bankruptcy Court approval, AFGVII would provide financing to the Company.

      In June 2003,  the Company  discharged  the  liability  it had recorded to
      Unisys   Corporation  for  $498,407  as  a  result  of  the  Restructuring
      Proceedings.

      On July 15, 2003, in connection with the Restructuring Proceedings, the Court approved the Company entering into a debtor-in-possession credit facility (the "DIP Facility") with AFGVII to supplement liquidity and fund operations during the Restructuring Proceedings, and potentially beyond such period. Under the DIP Facility, a creditor, Melissa McBride, was required to subordinate her claims to any claims of AFGVII arising under the DIP Facility. NMPP, an affiliate of AFGVII, subsequently acquired Melissa McBride's claim. Among other terms, the DIP Facility contemplates:
      (i) AFGVII receiving a priority security interest in all the assets of the Debtor (subject to minimal exceptions for professional and trustee fees incurred by the Debtor and approved by the Court); (ii) initial borrowings of up to $200,000, with a maximum borrowing of up to $3.0 million upon Court approval of a plan of reorganization acceptable to AFGVII; (iii) an interest rate of 2% per month on all obligations deemed outstanding under the DIP Facility; (iv) AFGVII being reimbursed (or such amounts being added to amounts deemed outstanding) for all expenses incurred in connection with the DIP Facility; (v) maturity of the DIP Facility on the earlier to occur of certain specified events or December 31, 2003; (vi) AFGVII being granted an option to acquire 20% of the fully diluted equity of the Debtor at various prices; and (vii) the Debtor's compliance with various affirmative and negative covenants that restrict the operations and ability of the Debtor to engage in various transactions.

      The Company's available borrowings and use of borrowings under the DIP Facility are restricted in many ways, including the Debtor using any borrowings in a manner acceptable to AFGVII as set forth in a budget prepared by the Debtor and approved by AFGVII.

      On July 15, 2003, the Company took appropriate corporate action to cause two representatives of AFGVII to be appointed to the Company's Board of Directors (which now consists of five members) and an individual designated by AFGVII assumed the role of Chairman, CEO, Secretary and Treasurer of the Company.

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

                             AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

7.    Subsequent events (continued):

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

      On December 8, 2004, solicitation packages containing the Plan and Disclosure Statement, various supporting documents and a ballot, if appropriate, were mailed to known creditors of the Company and holders of common and preferred stock interests in the Company. Unless extended by the Plan Proponents or the Bankruptcy Court, all votes to accept or reject the Plan were to be returned by the close of business on January 20, 2005.

      Under the Plan, various claim holders and interest holders will be entitled to receive various consideration in respect of their claims and interests. The Plan classified the claims and interest holders into various groups that have been approved by the Court as follows:

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

                             AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

7. Subsequent events (continued):

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

         Class 6--Interests: These interests constitute interests represented by any equity interest in the Company including Common Stock, preferred stock, options, warrants, convertible instruments and other equity equivalents but excluding the options granted to AFGVII in connection with the DIP Facility. There are currently 78,751,406 shares (net of 9,374,742 treasury shares) of Common Stock outstanding, 2 shares of Preferred Stock outstanding (convertible into 1,890,598 shares of Common Stock) and 19,282,809 options and other equity equivalents outstanding. All shares of Common Stock and preferred stock will be reverse split into 500,000 shares of the Replacement Common Stock. The number of shares subject to AFGVII's option to purchase Common Stock will be adjusted to reflect the stock split. The exercise price per share is not subject to adjustment and will remain at various prices ranging from $0.001 to $0.03.

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

      On January 20, 2005, the Bankruptcy Court confirmed and approved the Plan.

                             AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

7.    Subsequent events (continued):

      On January 31, 2005 all appeal periods with respect to the Bankruptcy Court confirmation and approval of the Plan expired.

      As a result of its direct stock ownership and indirectly through affiliated companies, AFGV II will control approximately 63.7% of the stock in the reorganized debtor.

                             AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Company is a development stage company engaged in the development of its system for distributing and electronically clearing coupons, certain components of which are patented. The Company generated no revenues from operations during the three months ended March 31, 2003 as compared to

                             AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


$1,158 for the three months ended March 31, 2002. Additionally, the Company has incurred losses of $22,757,733 since inception through March 31, 2003.

At March 31, 2003, the Company had a stockholders' deficit of $1,894,295, which reflects $21,704,096 of paid in capital (net of amount attributable to treasury stock) less accumulated deficit of $23,598,391. The accumulated deficit amount is primarily the result of the amount of interest expense incurred in connection with short-term convertible notes and debentures by the Company and its predecessor in private transactions in 1996 through 2001, research and development, general and administrative expenses and the valuation of stock options and warrants incurred since inception. At March 31, 2003, the Company had a working capital deficit of $218,878.

In January 2002, the Company raised $150,000 of equity from ISC enabling the Company to continue the marketing of its electronic coupon distribution program. In February 2002, the board of directors authorized the offering of up to $700,000 of 2002 Units to accredited investors to continue the marketing of the electronic coupon distribution program. In June 2002, the board of directors authorized an increase in this offering of an additional $122,850 of 2002 Units. Through March 31, 2003, the Company sold 2,146,221 of its 2002 Units generating total net proceeds of $782,186. During 2002, the Company sold 1,875,146 shares of common stock generating total net proceeds of $269,105. In 2002, the Company received a subscription for the sale of 2,000,000 shares for $100,000 from an officer of the Company. The Company is unable to provide any assurance that it will be able to raise the additional funds necessary to finance anticipated costs associated with the commencement of the electronic coupon distribution program and otherwise to implement its business plan and strategy, as presently contemplated.

The Company was seeking to eliminate all remaining debt obligations through the conversion or buyout of notes payable. In March 2002, the Company provided these note holders with the option of extending their notes through October 31, 2002 or electing to convert their notes and accrued interest into shares of the Company's common stock. As of March 31, 2003, notes totaling $75,000 were extended and notes totaling $310,676, including accrued interest of $110,676, have been converted into 837,712 shares of the Company's common stock. As of March 31, 2003, notes totaling $287,500 (including accrued interest of $176,182) remain outstanding and in default. Through March 31, 2003 the Company remained burdened with debt obligations and a continuing lack of working capital. The raising of additional equity in the first three quarters of 2002 relieved some of the burden relating to the debt obligations and provided the necessary funding to continue the marketing of the Company's electronic coupon distribution program. If the Company is unsuccessful in eliminating all remaining debt obligations either through conversion or buyout, the Company may require the securing of additional working capital to continue its program and operations as planned. Otherwise, the Company may be forced to curtail or discontinue its operations.

FINANCIAL CONDITION

The Company had $232,669 in total assets and $2,126,964 in total liabilities (net of debt issuance costs of $195,417) at March 31, 2003, as compared to $324,194 and $2,062,571 (net of debt issuance costs of

                             AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

$239,166) at December 31, 2002, respectively. Accounts payable, accrued expenses and liabilities subject to compromise (net of debt issuance costs) at December 31, 2002 were $1,905,673 as compared to $2,004,007 at March 31, 2003. The
Company had a working capital deficit of $218,878 at March 31, 2003, as compared to a working capital deficit of $117,810 at December 31, 2002. This difference primarily is attributed to an increase in accounts payable and accrued expenses of $54,585 offset by a decrease in notes payable and accrued interest of $33,941 and a reduction in cash, inventory and prepaid expenses of $80,424.

                             AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

RESULTS OF OPERATIONS

The Company's operational costs historically have increased or decreased primarily due to the expansion or contraction of the Company's ongoing research and development efforts. The Company has incurred operating expenses of $15,401,904 from inception through March 31, 2003. These expenses include $3,320,137 in research and development expenses and $11,689,400 in general and administrative expenses. The Company introduced its coupon booklet program in 38 Piggly Wiggly Carolina Co., Inc. supermarkets on September 26, 2002. The costs of installation and promotion increased operating expenses during the period. The remaining 77 Piggly Wiggly supermarkets were scheduled to activate the coupon booklet program on or about November 1, 2002. However, on or about August 6, 2002 the Company was notified by legal counsel for Let's Go Shopping, Inc. ("LGS") that in the opinion of LGS, the Patent and License Agreement between the two companies signed November 29, 2001 (the "Agreement") required a minimum license fee payment of $435,000 be paid by October 6, 2002 or the Agreement would be terminated. In Store Media Systems responded to and disputed this demand. On October 10, 2002 a representative of LGS advised the Company that notwithstanding the Company's objections, LGS considered the Agreement terminated. In Store Media Systems disputed this interpretation and took vigorous action to enforce the Agreement. The Company ceased its support of the coupon booklet program introduced at Piggly Wiggly Carolina Co., Inc. supermarkets. In the interim, Let's Go Shopping, Inc. took over responsibility for the expenses of continuing the Piggly Wiggly operation. See Part II, Item I, LEGAL PROCEEDINGS.

QUARTER ENDED MARCH 31, 2003, COMPARED TO QUARTER ENDED MARCH 31, 2002

For the quarter ended March 31, 2003, the Company sustained net losses before reorganization items of $148,303, as compared to net losses of $652,458 for the quarter ended March 31, 2002. The decrease in net losses primarily was due to a reduction in general and administrative expenses net of an increase in interest expense.

As a result of the LGS action and the bankruptcy filing, the Company had terminated all but two key employees as of December 31, 2002 and suspended all development and research activities. The Company's operating expenses for the quarter ended March 31, 2003 decreased by approximately 86% to $92,390, as compared to operating expenses of $673,544 for the same period last year. The decrease in operating expenses in 2003 was due to decreases in general and administrative expenses. General and administrative expenses decreased by $581,190 or 88% to $81,290 for the 2003 fiscal quarter as compared to general and administrative expenses of $662,480 for the same period last year. The decrease in general and administrative expenses primarily was due to decreases of $56,859 in management consulting fees related to the Company's project management requirements, $72,336 in advertising/promotion, $13,209 in insurance expense, $81,199 in legal and professional fees, $118,642 in licensing fees, $215,473 in wages and benefits.

The Company's net non-operating expenses (including non-operating interest income and interest expense) increased to $55,913 for the quarter ended March 31, 2003 as compared to net non-operating income of $19,928 for the quarter ended March 31, 2002. The increase was primarily due to increases in interest expense. Interest expense for the quarter ended March 31, 2003 increased by $92,016 as compared to the same period last year. This was

                             AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

due primarily to a decrease in the valuation of the warrants issued in connection with the Company's debt offerings as a result of the expiration of the A, B, and C warrants in June 2002. Reorganization expenses for the quarter ended March 31, 2003 were $13,348.

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

At March 31, 2003, the Company had $2,126,964 in current liabilities and liabilities subject to compromise, of which $287,500 (including $176,182 of interest accrued thereon) was in the form of convertible, short-term debentures issued by the Company and its predecessor in private transactions during the 1998, 1997 and 1996 fiscal years. At March 31, 2003, the Company was in default of its obligations under the notes issued to investors by the Company and its predecessor in the amount of $287,500 (plus accrued interest of $176,182). A portion of the notes were converted into shares of the Company's common stock during the 1998, 1999, 2000, and 2001 fiscal years. In March 2002, the Company offered its note holders the option of extending their notes through October 31, 2002 or electing to convert their notes and accrued interest into shares of the Company's restricted common stock. Under the extension feature, each note holder has the option of extending their note and accrued interest to October 31, 2002. In consideration for extending their note, each note holder would receive options to purchase shares of the Company's restricted common stock exercisable at $1.00 per share for each dollar owed the note holder as of March 1, 2002 including all accrued interest. Under the conversion feature, each note holder had the option of converting their note and accrued interest into shares of the Company's restricted common stock at $.45 per share. In consideration for converting their note, each note holder would receive options to purchase shares of the Company's restricted common stock (one option for each share of common stock) at prices ranging from $.50 to $.75 per share. All options expired on December 31, 2002. As of March 31, 2003, notes totaling $75,000 have been extended and notes totaling $310,676, including accrued interest of $110,676 have been converted into 837,712 shares of the Company's common stock. At December 31, 2002 and March 31, 2003, notes in the aggregate principal amount of $287,500 remained outstanding classified as liabilities subject to compromise. The remaining portion of the Company's current liabilities are comprised of accounts payable of $5,118, accrued expenses of $101,211, and short-term note obligations totaling $115,800. The Company's remaining liabilities subject to compromise consisted of continuing payment obligations of $498,407 (at December 31, 2002 and March 31, 2003) to Unisys Corporation, accounts payable of $665,352, notes payable of $156,097, accrued expenses of $301,910 and accrued interest payable of $190,986 the sum of which were reduced by debt issuance costs of $195,417. The Company relies on the availability of additional capital to satisfy all such obligations.

                             AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

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

Since the end of fiscal year 2002 through March 31, 2003, the Company's cash position has decreased. At March 31, 2003, the Company had available cash of $2,719, as compared to available cash of $4,688 at December 31, 2002. The decrease in cash is a result of the Company obtaining short term equity financing through the offering of the 2002 Units and the issuance of short term notes payable less operating expenses paid.

In January 2002, the Company raised an additional $150,000 of equity from ISC, enabling the Company to continue the marketing of its electronic coupon distribution program. In February 2002, the board of directors authorized the offering of up to $700,000 of 2002 Units to accredited investors. In June 2002, the board of directors authorized an increase in this offering of an additional $122,850 of these Units. As of March 31, 2003, the Company had sold 2,146,221 of its 2002 Units generating total net proceeds of $782,186. In June 2002, the Company finalized an agreement with Piggly Wiggly Carolina to implement the Let's Go Shopping coupon booklet program in 115 of their retail locations. The rollout began with 38 stores on September 26, 2002 and the other 77 stores were scheduled to implement the program in November. The Company will require additional capital to finance its operating and/or legal costs through the sale of equity and/or debt securities. Prior to the dispute with Let's Go Shopping, Inc., the Company had entered into one funding arrangement, was considering another funding proposal and had established contact with two venture capital companies that had an interest in providing funding to the Company after an analysis of revenues from Piggly Wiggly operations. These funding opportunities were withdrawn following the Company's announcement of the LGS action.

ITEM  3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing of this quarterly report. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                             AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

On October 23, 2002 Let's Go Shopping, Inc. ("LGS") filed a lawsuit against the Company for breach of contract in the United States District Court, Southern District of Georgia, Savannah Division. The lawsuit alleges the Company breached the contract between LGS and the Company by not paying minimum license fees. The Plaintiff has asked the Court for $435,000 of such fees, interest and legal costs. The LGS lawsuit followed the LGS claim that it cancelled the Patent and License agreement by LGS, which was subsequently announced by In Store Media Systems on October 10, 2002. The Company views the license as in full force and effect and denies that LGS has the right to terminate the contract and contends that the LGS lawsuit is without merit. The Company has engaged counsel to assert claims against all parties who may have misappropriated the Company's trade secrets or interfered in its business. The LGS actions resulted in the loss by the Company of previously arranged financing resulting in substantial damages. The Company, which was expecting income to be generated by the Piggly Wiggly contract, was not able to pay its creditors on a timely basis. It has deferred executive salaries totaling $383,232 as of March 31, 2003. Consequently, two officers of the Company resigned and a third was terminated. Two of the former officers, James Babo and Michael Eckerman have filed lawsuits to collect back pay. In addition, a consultant firm, Computer Task Group, Inc., has also filed suit to collect $19,800 plus interest and collection costs, for consulting services rendered to the Company. The deferred compensation and consulting firm obligation are part of the obligations classified and to be discharged in the Restructuring Proceedings.

The Board of Directors decided to obtain a legal decision in its dispute with LGS. In order to expedite the decision, the Company filed a Chapter 11 proceeding under the Bankruptcy Code in United States Bankruptcy Court for the District of Colorado on November 12, 2002.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSSUER PURCHASES OF EQUITY SECURITIES

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

                             AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

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

During the quarter ended March 31, 2003, the Company issued 573,334 shares of restricted common stock to a consultant and two former employees for services rendered.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2003, the Company was in default on its notes payable issued to investors in 1996, 1997, and 1998 in the form of convertible short-term debentures totaling $287,500 (including accrued interest of $176,182). These debentures, which originally matured between 1997 and 1999, are in default because of the Company's inability to repay these obligations as a result of the Company's insufficient working capital.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                             AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

ITEM 5.  OTHER INFORMATION

In February 2002, the Company completed a Registration Statement on Form S-8 with the Securities and Exchange Commission registering options to purchase 8,866,875 shares of the Company's common stock, par value $.001 per share, that were authorized to be issued by the Company under the Company's 2000 Omnibus Equity Incentive Plan. As of March 31, 2003, options to purchase 3,066,875 shares of the Company's common stock had been granted to various employees and directors of the Company. Additionally, as of March 31, 2003, options to purchase 1,191,875 shares of the Company's common stock expired and no such options were exercised.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

            Exhibit 31.1 Certification of CEO pursuant to Section 302 of Sarbanes-Oxley

            Exhibit 31.2 Certification of CFO pursuant to Section 302 of Sarbanes-Oxley

            Exhibit 32 Certification pursuant to Section 906 of Sarbanes-Oxley

      (b) Reports on Form 8-K.

            None.

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2005                    AFG ENTERPRISES, INC.
                                        (Registrant)

                                        By:  /s/ Erich Spangenberg
                                            ------------------------
                                            Erich Spangenberg, CEO



                                        By: /s/ William P. Stelt
                                            ------------------------
                                            William P. Stelt, CFO