Form 10QSB
period 2003-06-30
IN STORE MEDIA SYSTEMS INC
filed 2005-04-20
CIK 1012316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________to___________

Commission file number: 000-28515

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

                                       N/A
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [_] No [X]


    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) after distribution of securities under a plan confirmed by a court: Yes [_] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

The number of shares outstanding of the issuer's classes of common stock, par value $.001 per share, as of January 31, 2005 is 78,751,406 shares.

                              AFG ENTERPRISES, INC.
                     (FORMERLY IN STORE MEDIA SYSTEMS, INC.)

                                      INDEX

                                                                       Page No.
                                                                       --------

      PART I.  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

      Balance Sheet - December 31, 2002 and June 30, 2003
      (unaudited)                                                       2 and 3

      Statement of Operations - For the Three Months Ended
      June 30, 2002 and 2003 (unaudited)                                      4

      Statement of  Operations - For the Six Months Ended June 30,
      2002 and 2003 and for the Period from December 30, 1992
      (inception) through June 30, 2003 (unaudited)                           5

      Statement of Changes In Stockholders' Equity
      (Deficit) - For the Six Months Ended
      June 30, 2003 (unaudited)                                               6

      Statement  of Cash Flows - For the Six Months Ended
      June 30, 2002 and 2003 and for the Period from
      December 30, 1992 (inception) through
      June 30, 2003 (unaudited)                                               7

      Notes to Unaudited Financial Statements                                 8

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     13

      ITEM 3.  CONTROLS AND PROCEDURES                                       17

      PART II.    OTHER INFORMATION                                          17

      ITEM 1.     LEGAL PROCEEDINGS                                          17

      ITEM 2.     CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER
                  PURCHASES OF EQUITY SECURITIES                             18

      ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                            18

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        18

      ITEM 5.     OTHER INFORMATION                                          19

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                           19

                             AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET

                      December 31, 2002 and June 30, 2003
                                  (Unaudited)

                                     ASSETS

                                                           2002          2003
                                                         ---------    ---------
Current assets:

    Cash and cash equivalents                            $   4,688    $     368
    Inventory                                                5,454           --
    Other current assets                                    73,533          532
                                                         ---------    ---------
     Total current assets                                   83,675          900

Property and equipment, at cost:
    Office furniture and equipment                         256,972      256,972
    Leasehold improvements                                  55,228       55,228
                                                         ---------    ---------
                                                           312,200      312,200

    Less accumulated depreciation and amortization        (168,370)    (186,370)

     Net property and equipment                            143,830      125,830
                                                         ---------    ---------

Other assets:

    Patent costs, net of accumulated amortization of
     $39,862 (2002) and $44,062 (2003)                      96,689       92,489
                                                         ---------    ---------
     Net other assets                                       96,689       92,489
                                                         ---------    ---------
                                                         $ 324,194    $ 219,219
                                                         =========    =========

See accompanying notes.

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                      December 31, 2002 and June 30, 2003
                                  (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                 2002            2003
                                                             ------------    ------------
Liabilities Not Subject to Compromise:
Current liabilities:
    Accounts payable                                         $        532    $     29,399
    Interest payable                                                2,498          12,380
    Accrued expenses                                               44,055         129,926
    Notes payable-related party                                        --          17,100
    Short-term notes payable                                      154,400         106,000
                                                             ------------    ------------
     Total current liabilities                                    201,485         294,805

Liabilities Subject to Compromise:

    Pre-Petition Liabilities net of debt issuance costs of
     $239,166 (2002) and $151,667 (2003)                        1,861,086       1,450,178

Commitments and contingencies

Stockholders' equity (deficit):

    Preferred stock, no par value; 50,000,000 shares
     authorized, 2 shares issued and outstanding
     liquidation preference $520,000                              500,000         500,000
    Common stock, $.001 par value; 150,000,000 shares
     authorized, 87,552,814 (2002) and 88,126,148
     (2003) shares issued                                          87,553          88,126
    Additional paid-in capital                                 21,349,560      21,354,720
    Stock subscriptions received                                  325,000         325,000
    Treasury stock, at cost; 9,374,742 shares                    (563,750)       (563,750)
    Deficit accumulated during the development stage          (23,436,740)    (23,229,860)
                                                             ------------    ------------
     Total stockholders' equity (deficit)                      (1,738,377)     (1,525,764)
                                                             ------------    ------------
                                                             $    324,194    $    219,219
                                                             ============    ============

                            See accompanying notes.

                             AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS

                For the Three Months Ended June 30, 2002 and 2003
                                   (Unaudited)

                                                    2002            2003
                                                ------------    ------------
Revenues:
    Coupon handling fees and other              $         --    $         --

Costs and expenses:
    Research and development                              --              --
    General and administrative                       465,394          54,766
    Depreciation and amortization                     11,052          11,100
                                                ------------    ------------
       Total costs and expenses                      476,446          65,866
                                                ------------    ------------
       Operating loss                               (476,446)        (65,866)

Other income (expense):

    Interest income                                       --              --
    Litigation settlement                                 --              --
    Restructuring costs                                   --              --
    Debt conversion costs                           (112,661)             --
    Debt forgiveness                                      --         498,407
    Gain/(loss) on sale of assets                         --              --
    Interest expense                                 (67,543)        (48,980)
                                                ------------    ------------
       Total other income (expense)                 (180,204)        449,427
                                                ------------    ------------
    Income (loss) before reorganization items       (656,650)        383,561

Reorganization expense                                    --         (15,030)
                                                ------------    ------------
Net income (loss) (Note 3)                          (656,650)        368,531

Preferred stock dividends                             20,000              --
                                                ------------    ------------
Net income (loss) applicable to common
    stockholders                                $   (676,650)   $    368,531
                                                ============    ============

Basic and diluted net loss per common
    share                                       $       (.01)              *
                                                ============    ============

Weighted average common shares
    outstanding                                   71,700,000      78,500,000
                                                ============    ============

    * less than $.01 per share

                            See accompanying notes.

                             AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS

                 For the Six Months Ended June 30, 2002 and 2003
  and for the Period from December 30, 1992 (inception) through June 30, 2003
                                  (Unaudited)

                                                                           Cumulative
                                                                          amounts from
                                              2002           2003          inception
                                          ------------    ----------      ------------
Revenues:
    Coupon handling fees and other        $      1,158    $         --    $     19,664

Costs and expenses:

    Research and development                        --              --       3,320,137
    General and administrative               1,127,875         136,056      11,744,166
    Depreciation and amortization               22,116          22,200         403,467
                                          ------------    ------------    ------------
       Total costs and expenses              1,149,991         158,256      15,467,770
                                          ------------    ------------    ------------
       Operating loss                       (1,148,833)       (158,256)    (15,448,106)

Other income (expense):

    Interest income                                 20              --         105,872
    Litigation settlement                           --              --        (156,250)
    Restructuring costs                             --              --        (222,632)
    Debt conversion costs                     (128,856)             --      (1,437,198)
    Debt forgiveness                                --         498,407         498,407
    Gain/(loss) on sale of assets                   --              --          (2,316)
    Interest expense                           (31,440)       (104,893)     (5,682,523)
                                          ------------    ------------    ------------
       Total other income (expense)           (160,276)        393,514      (6,896,640)
                                          ------------    ------------    ------------
       Loss before reorganization items     (1,309,109)        235,258     (22,344,746)
                                          ------------    ------------    ------------
    Reorganization expense                          --         (28,378)        (44,456)
                                          ------------    ------------    ------------
Net income (loss) (Note 3)                  (1,309,109)        206,880     (22,389,202)

Preferred stock dividends                       20,000              --          90,658
                                          ------------    ------------    ------------
Net income (loss) applicable to common
    stockholders                          $ (1,329,109)   $    206,880    $(22,479,860)
                                          ============    ============    ============

Basic and diluted net loss per common
    share                                 $       (.02)              *    $       (.43)
                                          ============    ============    ============

Weighted average common shares
    outstanding                             71,300,000      78,700,000      52,400,000
                                          ============    ============    ============

    * less than $.01 per share

                            See accompanying notes.

                             AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                         (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                     For the Six Months Ended June 30, 2003
                                   (Unaudited)

                                                                                                               Additional
                                                        Preferred stock                  Common stock           paid-in
                                                      Shares        Amount          Shares        Amount        capital
                                                  ------------   ------------     ----------   ------------   ------------
Balance, December 31, 2002                                   2   $    500,000     87,552,814   $     87,553   $ 21,349,560

   Common stock issued in exchange for services             --             --        573,334            573          5,160

   Net loss for the six months ended
     June 30, 2003                                          --             --             --             --             --
                                                  ------------   ------------     ----------   ------------   ------------

Balance, June 30, 2003                                       2   $    500,000     88,126,148   $     88,126   $ 21,354,720
                                                  ============   ============     ==========   ============   ============

                                                                                  Deficit
                                                                                 accumulated
                                                                                 during the
                                                     Stock        Treasury       development
                                                 subscriptions     stock           stage            Total
                                                  ------------   ------------    ------------    ------------
Balance, December 31, 2002                        $    325,000   $   (563,750)   $(23,436,740)   $ (1,738,377)

   Common stock issued in exchange for services             --             --              --           5,733

   Net loss for the six months ended
     June 30, 2003                                          --             --         206,880         206,880
                                                  ------------   ------------    ------------    ------------

Balance, June 30, 2003                            $    325,000   $   (563,750)   $(23,229,860)   $ (1,525,764)
                                                  ============   ============    ============    ============

                            See accompanying notes.

                             AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS

                 For the Six Months Ended June 30, 2002 and 2003
  and for the Period from December 30, 1992 (inception) through June 30, 2003
                                  (Unaudited)

                                                                                       Cumulative
                                                                                         amounts
                                                                                          from
                                                            2002           2003         inception
                                                       ------------    ------------    ------------
Cash flows from operating activities:
   Net income (loss)                                   $ (1,309,109)   $    206,880    $(22,389,202)
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
       Depreciation and amortization                         22,116          22,200         403,467
       Loss on disposal of fixed assets                          --              --           2,316
       Restructuring charges                                     --              --         222,632
       Common stock issued for services, patents and
         payables                                           101,815           5,733       4,429,766
       Amortization of debt issuance costs                   65,000          87,499       1,964,903
       Reduction in note receivable - related party
         charged to research and development                     --              --         244,311
       Changes in assets and liabilities:
         Accounts receivable and notes receivable             1,789              --         (63,860)
         Inventory                                               --           5,454        (104,380)
         Other assets                                        42,194          18,601         (54,932)
         Accounts payable                                    98,640        (469,540)        694,751
         Interest payable                                    28,432           9,881         961,521
         Other liabilities                                   60,499          85,872         431,836
                                                       ------------    ------------    ------------
       Total adjustments                                    420,485        (234,300)      9,132,331
                                                       ------------    ------------    ------------
       Net cash used in operations                         (888,624)        (27,420)    (13,256,871)

Cash flows from investing activities:
   Purchase of property and equipment                        (1,342)             --        (382,780)
   Proceeds from sale of property and equipment                  --              --         125,000
   Advances - related party                                      --              --        (244,311)
   Patent costs                                              (2,087)             --        (136,549)
   Lease deposits                                                --              --         (27,880)
   Debt issuance costs                                           --              --         (10,000)
                                                       ------------    ------------    ------------
       Net cash used in investing activities                 (3,429)             --        (676,520)

Cash flows from financing activities:

   Proceeds from sale of common stock                       807,185              --       9,204,534
   Purchase of treasury stock                                    --              --        (520,000)
   Proceeds from sale of preferred stock                         --              --         750,000
   Preferred stock dividends                                (20,000)             --         (80,658)
   Proceeds from stockholder loans                           70,000           6,000           6,000
   Repayments of capital leases                                  --              --         (14,087)
   Proceeds from notes payable                              100,000          17,100       5,557,918
   Repayments of notes payable                              (33,996)             --        (969,948)
                                                       ------------    ------------    ------------
       Net cash provided by financing activities            923,189          23,100      13,933,759
                                                       ------------    ------------    ------------
Net increase (decrease) in cash                              31,136          (4,320)            368
                                                       ------------    ------------    ------------
Cash and cash equivalents at beginning of period             21,457           4,688              --
                                                       ------------    ------------    ------------
Cash and cash equivalents at end of period             $     52,593    $        368    $        368
                                                       ============    ============    ============

                            See accompanying notes.

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

1.    Basis of presentation and management's plans:

      The accompanying unaudited financial statements have been prepared by the Company. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of June 30, 2003, and the results of operations and cash flows for the periods ended June 30, 2002 and 2003.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has been primarily involved in research and development activities, resulting in significant losses and a stockholders' deficit at June 30, 2003 of $1,525,764. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      On November 12, 2002 (the "Petition Date"), the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Restructuring Proceedings") in the United States Bankruptcy Court for the District of Colorado (the "Bankruptcy Court"), seeking to restructure its operations and obligations (the "Restructuring") in response to a lawsuit (the "LGS Lawsuit") filed by LGS, whom the Company believed was obligated to provide technology, intellectual property and services to the Company under the terms of a license agreement entered into by the Company and the third party. As a result of the filing of the Restructuring Proceedings, the Company was entitled to protection from its creditors. (See Note 5-"Subsequent Events") As part of the Restructuring Proceedings, the Company changed its name to AFG Enterprises, Inc.

      The Company is operating its business as a DIP (the "Debtor") subject to the provisions of the Bankruptcy Code. The appropriateness of using the going concern basis for the Company's financial statements is dependent upon, among other things: (i) the Company's ability to comply with the terms of the DIP credit facility which was approved by the Court on July 15, 2003 (the "DIP Facility") and provided to the Company by Acclaim Financial Group Venture II, LLC ("AFGVII") and any cash management order entered by the Bankruptcy Court in connection with the Restructuring Proceedings; (ii) the ability of the Company to maintain adequate cash on hand to fund its operations; (iii) the ability of the Company to generate cash from operations or the sale of assets; (iv) confirmation of a plan of reorganization under the Bankruptcy Code; and (vi) the Company's ability to achieve profitability following such confirmation. (See Note 5-"Subsequent Events")

      The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, is highly uncertain. While operating as a debtor-in-possession ("DIP") under the protection of Chapter 11 of the Bankruptcy Code, and subject

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

1.    Basis of presentation and management's plans (continued):

      to approval of the Bankruptcy Court, or otherwise as permitted in the ordinary course of business, the Debtor, may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical financial statements. (See Note 5-"Subsequent Events")

2.    Notes payable and amounts subject to compromise

      Between May and June 2003, the Company received a net of $4,300 in unsecured, non-interest bearing loans from an officer and directors of the Company which funds were used to support Company activity.

      During May and June 2003, the Company entered into negotiations with Acclaim Financial Group Ventures II, LLC ("AFGVII") wherein subject to Bankruptcy Court approval, AFGVII would provide financing to the Company. (See Note 5)

      In June 2003,  the Company  discharged  the  liability  it had recorded to
      Unisys   Corporation  for  $498,407  as  a  result  of  the  Restructuring
      Proceedings.

3.    Income taxes

      No provision for income taxes is required at June 30, 2003, because, in management's estimation the Company will not recognize any taxable income through December 31, 2003.

4.    Registration of company equity incentive plan

      In February 2002, the Company completed a Registration Statement on Form S-8 with the Securities and Exchange Commission registering options to purchase 8,866,875 shares of the Company's common stock that were authorized to be issued under the Company's 2000 Omnibus Equity Incentive Plan. As of June 30, 2003, the Company had granted options to purchase a total of 3,066,875 shares of the Company's common stock to various employees and directors of the Company. As of June 30, 2003, options to purchase 1,766,875 shares of the Company's common stock had expired and none of these stock options had been exercised.

5.    Subsequent events

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

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

5.    Subsequent events (continued):

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

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

5.    Subsequent events (continued):

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

      Unclassified --Administrative Claims: These claims in an amount of approximately $292,000 constituted claims allowed under ss.11 U.S.C. ss.503(b) of the Code and constituted primarily claims of counsel to the Debtor for fees and expenses incurred post-petition on behalf of the Company. Such claims will be paid in full in cash or pursuant to other arrangements acceptable to such claim holders (such amounts to be provided by AFGVII under the DIP Facility).

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

      Class 2--Secured Claims of AFGVII: This claim of $250,000 plus accrued interest constituted the sole claim held by AFGVII representing secured indebtedness incurred by the Company under the DIP Facility prior to the effective date of the Plan. Such claim was converted with the Class 1 claim into a pro rata share of 3,000,000 shares of the Replacement Common Stock.

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

5.    Subsequent events (continued):

      Class 3--Allowed Unsecured Claims in Excess of $1,000: These claims constituted allowed unsecured claims held by various claimants incurred prior to the Petition Date who have not elected to be treated as Class 4 Claims. These claims are currently estimated at $ 1,900,000. Such claims were converted into their pro rata share of 1,500,000 shares of the Replacement Common Stock.

      Class 4--Allowed Claims of $1,000 or less: These claims in an amount of approximately $10,000 will be paid in full in cash or pursuant to other arrangements acceptable to such claim holders (such amounts to be provided by AFGVII under the DIP Facility).

      Class 5--Allowed Administrative Convenience Claims: These claims constituted claims allowed under ss.11 U.S.C. ss.503(b) of the Code, the holder of which elected to receive an amount not in excess of $1,000 in cash in respect of their claims. No creditors elected treatment under this Class.

      Class 6--Interests: This class constitutes any equity interest in the Company including Common Stock, preferred stock, options, warrants, convertible instruments and other equity equivalents but excluding the options granted to AFGVII in connection with the DIP Facility. There are currently 78,751,406 shares (net of 9,374,742 treasury shares) of Common Stock outstanding, 2 shares of Preferred Stock outstanding ( convertible into 1,890,598 shares of Common Stock) and 19,282,809 options and other equity equivalents outstanding. All shares of Common Stock and preferred stock will be reverse split into 500,000 shares of the Replacement Common Stock. The number of shares subject to AFGVII's option to purchase Common Stock will be adjusted to reflect the stock split. The exercise price per share is not subject to adjustment and will remain at various prices ranging from $0.001 to $0.03.

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

      As  a  result  of  direct  ownership  or  indirectly   through  affiliated
      companies, AFGVII will control approximately 63.7% of the stock in the reorganized debtor.

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

The Company is a development stage company engaged in the development of its system for distributing and electronically clearing coupons, certain components of which are patented. The Company generated no revenues from operations during the six months ended June 30, 2003 as compared to $1,158 for the six months ended June 30, 2002. Additionally, the Company has incurred losses of $22,389,202 since inception through June 30, 2003.

At June 30, 2003, the Company had a stockholders' deficit of $1,525,764, which reflects $21,704,096 of paid in capital (net of amount attributable to treasury stock) less accumulated deficit of $23,229,860. The accumulated deficit amount is primarily the result of the amount of interest expense incurred in connection with short-term convertible notes and debentures by the Company and its predecessor in private transactions in 1996 through 2001, research and development, general and administrative expenses and the valuation of stock options and warrants incurred since inception. At June 30, 2003, the Company had a working capital deficit of $293,905.

In January 2002, the Company raised $150,000 of equity from ISC enabling the Company to continue the marketing of its electronic coupon distribution program. In February 2002, the board of directors authorized the offering of up to $700,000 of 2002 Units to accredited investors to continue the marketing of the electronic coupon distribution program. In June 2002, the board of directors authorized an increase in this offering of an additional $122,850 of 2002 Units. Through June 30, 2003, the Company had sold 2,146,221 of its 2002 Units generating total net proceeds of $782,186. During 2002, the Company sold 1,875,146 shares of common stock generating total net proceeds of $269,105. In 2002, the Company received a subscription for the sale of 2,000,000 shares for $100,000 from an officer of the Company. The Company is unable to provide any assurance that it will be able to raise the additional funds necessary to finance anticipated costs associated with the commencement of the electronic coupon distribution program and otherwise to implement its business plan and strategy, as presently contemplated.

The Company was seeking to eliminate all remaining debt obligations through the conversion or buyout of notes payable. In March 2002, the Company provided these noteholders with the option of extending their notes through October 31, 2002 or electing to convert their notes and accrued interest into shares of the Company's common stock. As of June 30, 2003, notes totaling $75,000 were extended and notes totaling $310,676, including accrued interest of $110,676, have been converted into 837,712 shares of the Company's common stock. As of June 30, 2003, notes totaling $287,500 (including accrued interest of $176,182) remain outstanding and in default. Through June 30, 2003 the Company remained burdened with debt obligations and a continuing lack of working capital. The raising of additional equity in the first three quarters of 2002 relieved some of the burden relating to the debt obligations and provided the necessary funding to continue the marketing of the Company's electronic coupon distribution program. If the Company is unsuccessful in eliminating all remaining debt obligations either through conversion or buyout, the Company may require the securing of additional working capital to continue its program and operations as planned. Otherwise, the Company may be forced to curtail or discontinue its operations.

FINANCIAL CONDITION

The Company had $219,219 in total assets and $1,744,983 in total liabilities at June 30, 2003, as compared to $324,194 and $2,062,571 at December 31, 2002, respectively. Accounts payable, accrued expenses and liabilities subject to compromise (net of debt issuance costs) at December 31, 2002 were $1,905,673 as compared to $1,609,503 at June 30, 2003. The Company had a working capital deficit of $293,905 at June 30, 2003, as compared to a working capital deficit of $117,810 at December 31, 2002. This difference primarily is attributed to an increase in accounts payable and accrued expenses of $114,738 offset by a decrease in notes payable and accrued interest of $21,418 and a reduction in cash, inventory and prepaid expenses of $82,775.

RESULTS OF OPERATIONS

The Company's operational costs historically have increased or decreased primarily due to the expansion or contraction of the Company's ongoing research and development efforts. The Company has incurred operating expenses of $15,467,770 from inception through June 30, 2003. These expenses include $3,320,137 in research and development expenses and $11,744,166 in general and administrative expenses. The Company introduced its coupon booklet program in 38 Piggly Wiggly Carolina Co., Inc. supermarkets on September 26, 2002. The costs of installation and promotion increased operating expenses during the period. The remaining 77 Piggly Wiggly supermarkets were scheduled to activate the coupon booklet program on or about November 1, 2002. However, on or about August 6, 2002 the Company was notified by legal counsel for Let's Go Shopping, Inc. ("LGS") that in the opinion of LGS, the Patent and License Agreement between the two companies signed November 29, 2001 (the "Agreement") required a minimum license fee payment of $435,000 be paid by October 6, 2002 or the Agreement would be terminated. In Store Media Systems responded to and disputed this demand. On October 10, 2002 a representative of LGS advised the Company that notwithstanding the Company's objections, LGS considered the Agreement terminated. In Store Media Systems disputed this interpretation and has taken vigorous action to enforce the Agreement. The Company ceased its support of the coupon booklet program introduced at Piggly Wiggly Carolina Co., Inc. supermarkets. In the interim, Let's Go Shopping, Inc. took over responsibility for the expenses of continuing the Piggly Wiggly operation. See Part II, Item I, LEGAL PROCEEDINGS.

QUARTER ENDED JUNE 30, 2003, COMPARED TO QUARTER ENDED JUNE 30, 2002

For the quarter ended June 30, 2003, the Company recorded net income before reorganization items of $383,561, as compared to net losses of $656,650 for the quarter ended June 30, 2002. The change was primarily due to debt forgiveness recorded as a result of the bankruptcy discharge of obligations previously recorded to Unisys Corporation of $498,407 less general and administrative expenses and continuing interest expense.

As a result of the LGS action and the bankruptcy filing, the Company had terminated all but two key employees as of December 31, 2002 and suspended all development and research activities. The Company's operating expenses for the quarter ended June 30, 2003 decreased by approximately 86% to $65,866 as compared to operating expenses of $476,446, for the same period last year. The decrease in operating expenses in 2003 was due to decreases in general and administrative expenses. General and administrative expenses decreased by $410,628 or 88% to $54,766 for the 2003 fiscal quarter as compared to general and administrative expenses of $465,394 for the same period last year. The decrease in general and administrative expenses primarily was due to decreases of $41,372 in management consultants related to the Company's project management requirements, $67,105 in advertising/promotion, $27,263 in legal and professional fees, $230,176 in wages and benefits, $18,050 in insurance expense.

The Company's net non-operating income and expenses (including non-operating interest income and interest expense) increased to net non-operating income of $449,427 for the quarter ended June 30, 2003 as compared to net non-operating expense of $180,204 for the quarter ended June 30, 2002. The increase was primarily due to debt forgiveness arising from the bankruptcy discharge of the Unisys obligation of $498,407 and no further debt conversion expense. Interest expense for the quarter ended June 30, 2003 decreased by $18,563 as compared to the same period last year. This was due primarily to a decrease in the valuation of the warrants issued in connection with the Company's debt offerings as a result of the expiration of the A, B, and C warrants in June 2002. Reorganization expenses for the quarter ended June 30, 2003 were $15,030.

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

At June 30,  2003,  the  Company  had  $1,744,983  in  current  liabilities  and liabilities subject to compromise, of which $287,500 (including $176,182 of interest accrued thereon) was in the form of convertible, short-term debentures issued by the Company and its predecessor in private transactions during the 1998, 1997 and 1996 fiscal years. At June 30, 2003, the Company was in default of its obligations under the notes issued to investors by the Company and its predecessor in the amount of $287,500 (plus accrued interest of $176,182). A portion of the notes were converted into shares of the Company's common stock during the 1998, 1999, 2000, and 2001 fiscal years. In March 2002, the Company offered its noteholders the option of extending their notes through October 31, 2002 or electing to convert their notes and accrued interest into shares of the Company's restricted common stock. Under the extension feature, each noteholder had the option of extending their note and accrued interest to October 31, 2002. In consideration for extending their note, each noteholder would receive options to purchase shares of the Company's restricted common stock exercisable at $1.00 per share for each dollar owed the noteholder as of March 1, 2002 including all accrued interest. Under the conversion feature, each noteholder had the option of converting their note and accrued interest into shares of the Company's restricted common stock at $.45 per share. In consideration for converting their note, each noteholder would receive options to purchase shares of the Company's restricted common stock (one option for each share of common stock) at prices ranging from $.50 to $.75 per share. All options expired on December 31, 2002. As of June 30, 2003, notes totaling $75,000 have been extended and notes totaling $310,676, including accrued interest of $110,676 have been converted into 837,712 shares of the Company's common stock. At December 31, 2002 and June 30, 2003, notes in the aggregate principal amount of $287,500 remained outstanding classified as liabilities subject to compromise. The remaining portion of the Company's current liabilities are primarily comprised of accounts payable of $29,399, accrued expenses of $142,306, short-term note obligations totaling $123,100. The Company's remaining liabilities subject to compromise consisted of accounts payable of $665,352, notes payable of $156,097, accrued expenses of $301,910 and accrued interest payable of $190,986. The Company
relies  on  the   availability  of  additional   capital  to  satisfy  all  such
obligations.

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

Since the end of fiscal year 2002 through June 30, 2003, the Company's cash position has decreased. At June 30, 2003, the Company had available cash of $368, as compared to available cash of $4,688 at December 31, 2002. The decrease in cash is a result of the Company obtaining short term equity financing through the offering of the 2002 Units and the issuance of short term notes payable less operating expenses paid.

In January 2002, the Company raised an additional $150,000 of equity from ISC, enabling the Company to continue the marketing of its electronic coupon distribution program. In February 2002, the board of directors authorized the offering of up to $700,000 of 2002 Units to accredited investors. In June 2002, the board of directors authorized an increase in this offering of an additional $122,850 of these Units. As of June 30, 2003, the Company had sold 2,146,221 of its 2002 Units generating total net proceeds of $782,186. In June 2002, the Company finalized an agreement with Piggly Wiggly Carolina to implement the Let's Go Shopping coupon booklet program in 115 of their retail locations. The rollout began with 38 stores on September 26, 2002 and the other 77 stores were scheduled to implement the program in November. The Company will require additional capital to finance its operating and/or legal costs through the sale of equity and/or debt securities. Prior to the dispute with Let's Go Shopping, Inc., the Company had entered into one funding arrangement, was considering another funding proposal and had established contact with two venture capital companies that had an interest in providing funding to the Company after an analysis of revenues from Piggly Wiggly operations. These funding opportunities were withdrawn following the Company's announcement of the LGS action.

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

The Company, which was expecting income to be generated by the Piggly Wiggly contract, was not able to pay its creditors on a timely basis. It has deferred executive salaries totaling $403,231 as of June 30, 2003. Consequently, two officers of the Company resigned and a third was terminated. Two of the former officers, James Babo and Michael Eckerman have filed lawsuits to collect back pay. In addition, a consultant firm, Computer Task Group, Inc., has also filed suit to collect $19,800 plus interest and collection costs, for consulting services rendered to the Company. The deferred compensation and consulting firm obligation are part of the obligations classified and to be discharged in the Restructuring Proceedings.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2003, the Company was in default on its notes payable issued to investors in 1996, 1997, and 1998 in the form of convertible short-term debentures totaling $287,500 (including accrued interest of $176,182). These debentures, which originally matured between 1997 and 1999, are in default because of the Company's inability to repay these obligations as a result of the Company's insufficient working capital.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

In February 2002, the Company completed a Registration Statement on Form S-8 with the Securities and Exchange Commission registering options to purchase 8,866,875 shares of the Company's common stock, par value $.001 per share, that were authorized to be issued by the Company under the Company's 2000 Omnibus Equity Incentive Plan. As of June 30, 2003, options to purchase 3,066,875 shares of the Company's common stock had been granted to various employees and directors of the Company. Additionally, as of June 30, 2003, options to purchase 1,766,875 shares of the Company's common stock expired and no such options were exercised.

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

      Date: April 15, 2005                           AFG ENTERPRISES, INC.
                                                    (Registrant)


                                                  By: /s/ Erich Spangenberg
                                                     ---------------------------
                                                     Erich Spangenberg, CEO



                                                  By: /s/ William P. Stelt
                                                     ---------------------------
                                                     William P. Stelt, CFO