Form 10QSB
period 2003-09-30
IN STORE MEDIA SYSTEMS INC
filed 2005-04-20
CIK 1012316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to ______________

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

                                       N/A
                                   -----------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                              AFG ENTERPRISES, INC.

                     (FORMERLY IN STORE MEDIA SYSTEMS, INC.)

                                      INDEX

                                                                        Page No.

      PART I.  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

      Balance Sheet - December 31, 2002 and September 30, 2003
      (unaudited)                                                       2 and 3

      Statement of Operations - For the Three Months Ended
      September 30, 2002 and 2003 (unaudited)                                 4

      Statement of Operations - For the Nine Months Ended
      September 30, 2002 and 2003 and for the Period from
      December 30, 1992 (inception) through September 30, 2003
      (unaudited)                                                             5

      Statement of Changes In Stockholders' Equity (Deficit) -
      For the Nine Months Ended September 30, 2003 (unaudited)                6

      Statement of Cash Flows - For the Nine Months Ended
      September 30, 2002 and 2003 and for the Period from
      December 30, 1992 (inception) through September 30, 2003
      (unaudited)                                                             7

      Notes to Unaudited Financial Statements                                 8

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     13

      ITEM 3.  CONTROLS AND PROCEDURES                                       18

      PART II.    OTHER INFORMATION                                          18

      ITEM 1.     LEGAL PROCEEDINGS                                          18

      ITEM 2.     CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER
                  PURCHASES OF EQUITY SECURITIES                             19

      ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                            19

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        19

      ITEM 5.     OTHER INFORMATION                                          19

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                           19

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                   (A DEVELOPMENT STAGE COMPANY) BALANCE SHEET

                    December 31, 2002 and September 30, 2003
                                   (Unaudited)

                                     ASSETS
                                                           2002           2003
                                                         ---------     ---------
Current assets:
 Cash and cash equivalents                               $   4,688     $  19,808
 Inventory                                                   5,454            --
 Other current assets                                       73,533           532
                                                         ---------     ---------
   Total current assets                                     83,675        20,340
Property and equipment, at cost:
 Office furniture and equipment                            256,972            --
 Leasehold improvements                                     55,228            --
                                                         ---------     ---------
                                                           312,200            --
 Less accumulated depreciation and amortization           (168,370)           --
                                                         ---------     ---------
   Net property and equipment                              143,830            --
Other assets:
 Patent costs, net of accumulated amortization of
  $39,862 (2002) and $46,162 (2003)                         96,689        90,389
                                                         ---------     ---------
   Net other assets                                         96,689        90,389
                                                         ---------     ---------
                                                         $ 324,194     $ 110,729
                                                         =========     =========

                            See accompanying notes.

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                    December 31, 2002 and September 30, 2003
                                   (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                              2002            2003
                                                          ------------    ------------
Liabilities Not Subject to Compromise:
Current liabilities:
 Accounts payable                                         $        532    $     38,971
 Interest payable                                                2,498          19,834
 Accrued expenses                                               44,055         253,273
 Notes payable-related party                                        --          44,600
 Short-term notes payable                                      154,400         106,000
                                                          ------------    ------------
   Total current liabilities                                   201,485         462,678

Liabilities Subject to Compromise:
 Pre-Petition Liabilities net of debt issuance costs of
  $239,166 (2002) and $119,167 (2003)                        1,861,086       1,452,098

Commitments and contingencies

Stockholders' equity (deficit):
 Preferred stock, no par value; 50,000,000 shares
   authorized, 2 shares issued and outstanding
   liquidation preference $520,000                             500,000         500,000
 Common stock, $.001 par value; 150,000,000 shares
   authorized, 87,552,814 (2002) and 88,126,148
   (2003) shares issued                                         87,553          88,126
 Additional paid-in capital                                 21,349,560      21,567,220
 Stock subscriptions received                                  325,000         150,000
 Treasury stock, at cost; 9,374,742 shares                    (563,750)       (563,750)
 Deficit accumulated during the development stage          (23,436,740)    (23,545,643)
                                                          ------------    ------------
   Total stockholders' equity (deficit)                     (1,738,377)     (1,804,047)
                                                          ------------    ------------
                                                          $    324,194    $    110,729
                                                          ============    ============

                             See accompanying notes.

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS

             For the Three Months Ended September 30, 2002 and 2003
                                   (Unaudited)

                                                       2002           2003
                                                   ------------    ------------
Revenues:
  Coupon handling fees and other                   $         --    $         --
Costs and expenses:
  Research and development                                   --              --
  General and administrative                            566,973          47,458
  Depreciation and amortization                          11,152           8,100
                                                   ------------    ------------
    Total costs and expenses                            578,125          55,558
                                                   ------------    ------------
    Operating loss                                     (578,125)        (55,558)
Other income (expense):
  Interest income                                            --              --
  Litigation settlement                                      --              --
  Restructuring costs                                        --              --
  Debt conversion costs                                      --              --
  Debt forgiveness                                           --          30,581
  Gain/(loss) on sale of assets (Note 6)                     --        (119,830)
  Interest expense                                      (63,354)        (54,961)
                                                   ------------    ------------
Total other income (expense)                            (63,354)       (144,210)
                                                   ------------    ------------
  Loss before reorganization items                     (641,479)       (199,768)
Reorganization expense                                       --        (116,015)
                                                   ------------    ------------
Net loss (Note 3)                                      (641,479)       (315,783)
Preferred stock dividends                                10,000              --
                                                   ------------    ------------
Net loss applicable to common
  stockholders                                     $   (651,479)   $   (315,783)
                                                   ------------    ------------
Basic and diluted net loss per common
  share                                            $       (.01)              *
                                                   ------------    ------------
Weighted average common shares
  outstanding                                        74,600,000      78,500,000
                                                   ------------    ------------

* Less than ($0.01) per share

                            See accompanying notes.

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS

             For the Nine Months Ended September 30, 2002 and 2003
and for the Period from December 30, 1992 (inception) through September 30, 2003
                                  (Unaudited)

                                                                                   Cumulative
                                                                                  amounts from
                                                      2002            2003         inception
                                                  ------------    ------------    ------------
Revenues:
    Coupon handling fees and other                $      1,158    $         --      $ 19,664 -

Costs and expenses:
    Research and development                                --              --       3,320,137
    General and administrative                       1,694,848         183,514      11,791,624
    Depreciation and amortization                       33,268          30,300         411,567
                                                  ------------    ------------    ------------

      Total costs and expenses                       1,728,116         213,814      15,523,328
                                                  ------------    ------------    ------------

      Operating loss                                (1,726,958)       (213,814)    (15,503,664)

Other income (expense):
    Interest income                                         20              --         105,872
    Litigation settlement                                   --              --        (156,250)
    Restructuring costs                                     --              --        (222,632)
    Debt conversion costs                             (128,856)             --      (1,437,198)
    Debt forgiveness                                        --         528,988         528,988
    Gain/(loss) on sale of assets (Note 6)                  --        (119,830)       (122,146)
    Interest expense                                   (94,794)       (159,854)     (5,737,484)
                                                  ------------    ------------    ------------

      Total other income (expense)                    (223,630)        249,304      (7,040,850)
                                                  ------------    ------------    ------------

      Income (loss) before reorganization items     (1,950,588)         35,490     (22,544,514)

    Reorganization expense                                  --        (144,393)       (160,471)
                                                  ------------    ------------    ------------

Net loss (Note 3)                                   (1,950,588)       (108,903)    (22,704,985)

Preferred stock dividends                               30,000              --          90,658
                                                  ------------    ------------    ------------

Net loss applicable to common
    stockholders                                  $ (1,980,588)   $   (108,903)   $(22,795,643)
                                                  ============    ============    ============

Basic and diluted net loss per common
    share                                         $       (.03)              *    $       (.43)
                                                  ============    ============    ============

Weighted average common shares
    outstanding                                     72,700,000      78,700,000      53,000,000
                                                  ============    ============    ============

* Less than ($0.01) per share

                             See accompanying notes.

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                  For the Nine Months Ended September 30, 2003
                                   (Unaudited)

                                                                 Preferred stock                Common stock              Additional
                                                          ----------------------------    --------------------------       paid-in
                                                              Shares         Amount          Shares         Amount         capital
                                                           ------------   ------------    ------------   ------------   ------------
Balance, December 31, 2002                                            2   $    500,000      87,552,814   $     87,553   $ 21,349,560

    Common stock issued in exchange for services                     --             --         573,334            573          5,160

    Issuance of options in connection with debt financing            --             --              --             --         37,500

    Record Bushman Group settlement                                  --             --              --             --        175,000

    Net loss for the nine months ended
      September 30, 2003                                             --             --              --             --             --
                                                           ------------   ------------    ------------   ------------   ------------
Balance, September 30, 2003                                           2   $    500,000      88,126,148   $     88,126   $ 21,567,220
                                                           ============   ============    ============   ============   ============

                                                                                              Deficit
                                                                                            accumulated
                                                                                            during the
                                                                Stock         Treasury      development
                                                             subscriptions     stock           stage           Total
                                                             ------------   ------------    ------------    ------------
Balance, December 31, 2002                                   $    325,000   $   (563,750)   $(23,436,740)   $ (1,738,377)

    Common stock issued in exchange for services                       --             --              --           5,733

    Issuance of options in connection with debt financing              --             --              --          37,500

    Record Bushman Group settlement                              (175,000)            --              --              --

    Net loss for the nine months ended
      September 30, 2003                                               --             --        (108,903)       (108,903)
                                                             ------------   ------------    ------------    ------------
Balance, September 30, 2003                                  $    150,000   $   (563,750)   $(23,545,643)   $ (1,804,047)
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

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS

              For the Nine Months Ended September 30, 2002 and 2003
and for the Period from December 30, 1992 (inception) through September 30, 2003
                                   (Unaudited)

                                                                                       Cumulative
                                                                                         amounts
                                                                                           from
                                                          2002          2003            inception
                                                      ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                           $ (1,950,588)   $   (108,903)   $(22,704,985)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                         33,268          30,300         411,567
      Loss on disposal of fixed assets                          --         119,830         122,146
      Restructuring charges                                     --              --         222,632
      Common stock issued for services, patents and
       payables                                            112,228           5,733       4,429,766
      Amortization of debt issuance costs                  107,500         119,999       1,997,403
      Reduction in note receivable - related party
       charged to research and development                      --              --         244,311
      Changes in assets and liabilities:
       Accounts receivable and notes receivable              3,224              --         (63,860)
       Inventory                                               100           5,454        (104,380)
       Other assets                                         58,448          18,601         (54,932)
       Accounts payable                                    215,624        (459,968)        704,323
       Interest payable                                     59,628          17,335         968,975
       Other liabilities                                   158,592         178,639         524,603
                                                      ------------    ------------    ------------

      Total adjustments                                    748,612          35,923       9,402,554
                                                      ------------    ------------    ------------

      Net cash used in operations                       (1,201,976)        (72,980)    (13,302,431)

Cash flows from investing activities:
   Purchase of property and equipment                      (17,792)             --        (382,780)
   Proceeds from sale of property and equipment                 --              --         125,000
   Advances - related party                                     --              --        (244,311)
   Patent costs                                             (6,144)             --        (136,549)
   Lease deposits                                               --              --         (27,880)
   Debt issuance costs                                          --              --         (10,000)
                                                      ------------    ------------    ------------

      Net cash used in investing activities                (23,936)             --        (676,520)

Cash flows from financing activities:
   Proceeds from sale of common stock and warrants       1,056,290          37,500       9,242,034
   Purchase of treasury stock                                   --              --        (520,000)
   Proceeds from sale of preferred stock                        --              --         750,000
   Preferred stock dividends                               (20,000)             --         (80,658)
   Proceeds from stockholder loans                          70,000           6,000           6,000
   Repayments of capital leases                                 --              --         (14,087)
   Proceeds from notes payable                             150,097          44,600       5,585,418
   Repayments of notes payable                             (33,996)             --        (969,948)
                                                      ------------    ------------    ------------

      Net cash provided by financing activities          1,222,391          88,100      13,998,759
                                                      ------------    ------------    ------------

Net increase (decrease) in cash                             (3,521)         15,120          19,808

Cash and cash equivalents at beginning of period            21,457           4,688              --
                                                      ------------    ------------    ------------

Cash and cash equivalents at end of period            $     17,936    $     19,808    $     19,808
                                                      ============    ============    ============

                             See accompanying notes.

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                             (DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

1.    Basis of presentation and management's plans:

      The accompanying unaudited financial statements have been prepared by the Company. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 2003, and the results of operations and cash flows for the periods ended September 30, 2002 and 2003.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has been primarily involved in research and development activities, resulting in significant losses and a stockholders' deficit at September 30, 2003 of $1,804,047. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      On November 12, 2002 (the "Petition Date"), the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Restructuring Proceedings") in the United States Bankruptcy Court for the District of Colorado (the "Bankruptcy Court"), seeking to restructure its operations and obligations (the "Restructuring") in response to a lawsuit (the "LGS Lawsuit") filed by LGS, whom the Company believed was obligated to provide technology, intellectual property and services to the Company under the terms of a license agreement entered into by the Company and the third party. As a result of the filing of the Restructuring Proceedings, the Company was entitled to protection from its creditors. (See Note 6-"Subsequent Events") As part of the Restructuring Proceedings, the Company changed its name to AFG Enterprises, Inc.

      The Company is operating its business as a DIP (the "Debtor") subject to the provisions of the Bankruptcy Code. The appropriateness of using the going concern basis for the Company's financial statements is dependent upon, among other things: (i) the Company's ability to comply with the terms of the DIP credit facility which was approved by the Court on July 15, 2003 (the "DIP Facility") and provided to the Company by Acclaim Financial Group Venture II, LLC ("AFGVII") and any cash management order entered by the Bankruptcy Court in connection with the Restructuring Proceedings; (ii) the ability of the Company to maintain adequate cash on hand to fund its operations; (iii) the ability of the Company to generate cash from operations or the sale of assets; (iv) confirmation of a plan of reorganization under the Bankruptcy Code; and (vi) the Company's ability to achieve profitability following such confirmation. (See Note 2)

      The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, is highly uncertain. While operating as a

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                             (DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

1.    Basis of presentation and management's plans (continued):

      debtor-in-possession ("DIP") under the protection of Chapter 11 of the Bankruptcy Code, and subject to approval of the Bankruptcy Court, or otherwise as permitted in the ordinary course of business, the Debtor, may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical financial statements. (See Note 6-"Subsequent Events")

2.    Notes payable

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

3.    Income taxes

      No provision for income taxes is required at September 30, 2003, because, in management's estimation the Company will not recognize any taxable income through December 31, 2003.

4.    Registration of company equity incentive plan

      In February 2002, the Company completed a Registration Statement on Form S-8 with the Securities and Exchange Commission registering options to purchase 8,866,875 shares of the Company's common stock that were authorized to be issued under the Company's 2000 Omnibus Equity Incentive Plan. As of September 30, 2003, the Company had granted options to purchase a total of

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                             (DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

4.    Registration of company equity incentive plan (continued):

      3,066,875 shares of the Company's common stock to various employees and directors of the Company. As of September 30, 2003, options to purchase 1,766,875 shares of the Company's common stock had expired and none of these stock options had been exercised.

5.    Board of Directors, management and office changes

      On July 15, 2003, the Company took appropriate corporate action to cause two representatives of AFGVII to be appointed to the Company's Board of Directors (which now consists of five members) and an individual designated by AFGVII assumed the role of Chairman, CEO, Secretary and Treasurer of the Company.

      In August 2003 as part of the Company's strategy to devote its financial resources primarily to pursuing its litigation strategy in an effort to maximize recovery, the Company closed its Aurora, Colorado location. The Company continued to be supported by contract staff and by management personnel located out of state.

      As part of management's decision to close the office, certain accounting adjustments were recorded in August 2003 to reflect the disposition of the Company's furniture and fixtures along with certain obsolete demonstration equipment and other inventory to the Company's landlord in exchange for the extinguishment of certain rent obligations which had accrued.

6.    Subsequent events

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

      The LGS Litigation  was initiated in the Bankruptcy  Court after LGS filed suit in the United States District Court for the Southern District of Georgia (the "Georgia Action") alleging the Company had breached a patent software license agreement. As a result of the initiation of the
      Restructuring Proceedings, the Georgia Action was stayed. After negotiations among representatives of the Debtor and LGS, on March 29, 2004, the Debtor and LGS (and certain affiliated parties) (the "LGS Parties") entered into a settlement agreement (the "LGS Settlement Agreement"), which was approved by the Court on April 29, 2004. Under the terms of the LGS Settlement Agreement, LGS paid to the Debtor a total of $60,000 in cash, all adversary proceedings (including the Georgia

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                             (DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

6.    Subsequent events (continued):

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

                              AFG ENTERPRISES, INC.
         (FORMERLY IN STORE MEDIA SYSTEMS, INC. - DEBTOR-IN-POSSESSION)
                             (DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

6.    Subsequent events (continued):

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

      As  a  result  of  direct  ownership  or  indirectly   through  affiliated
      companies, AFGV II will control approximately 63.7% of the stock in the reorganized debtor.

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

The Company is a development stage company engaged in the development of its system for distributing and electronically clearing coupons, certain components of which are patented. The Company generated no revenues from operations during the nine months ended September 30, 2003 as compared to $1,158 for the nine months ended September 30, 2002. Additionally, the Company has incurred losses of $22,704,985 since inception through September 30, 2003.

At September 30, 2003, the Company had a stockholders' deficit of $1,804,047, which reflects $21,741,596 of paid in capital (net of amount attributable to treasury stock) less accumulated deficit of $23,545,643. The accumulated deficit amount is primarily the result of the amount of interest expense incurred in connection with short-term convertible notes and debentures by the Company and its predecessor in private transactions in 1996 through 2001, research and development, general and administrative expenses and the valuation of stock options and warrants incurred since inception. At September 30, 2003, the Company had a working capital deficit of $442,338.

In January 2002, the Company raised $150,000 of equity from ISC enabling the Company to continue the marketing of its electronic coupon distribution program. In February 2002, the board of directors authorized the offering of up to $700,000 of 2002 Units to accredited investors to continue the marketing of the electronic coupon distribution program. In June 2002, the board of directors authorized an increase in this offering of an additional $122,850 of 2002 Units. Through September 30, 2003, the Company had sold 2,146,221 of its 2002 Units generating total net proceeds of $782,186. In 2002, the Company sold 1,875,146 shares of common stock generating total net proceeds of $269,105. In 2002, the Company received a subscription for the sale of 2,000,000 shares for $100,000 from an officer of the Company. The Company is unable to provide any assurance that it will be able to raise the additional funds necessary to finance anticipated costs associated with the commencement of the electronic coupon distribution program and otherwise to implement its business plan and strategy, as presently contemplated.

The Company was seeking to eliminate all remaining debt obligations through the conversion or buyout of notes payable. In March 2002, the Company provided these noteholders with the option of extending their notes through October 31, 2002 or electing to convert their notes and accrued interest into shares of the Company's common stock. As of September 30, 2003, notes totaling $75,000 were extended and notes totaling $310,676, including accrued interest of $110,676, have been converted into 837,712 shares of the Company's common stock. As of September 30, 2003, notes totaling $287,500 (including accrued interest of $176,182) remain outstanding and in default. Through September 30, 2003 the Company remained burdened with debt obligations and a continuing lack of working capital. The raising of additional equity in the first three quarters of 2002 relieved some of the burden relating to the debt obligations and provided the necessary funding to continue the marketing of the Company's electronic coupon distribution program. If the Company is unsuccessful in eliminating all remaining debt obligations either through conversion or buyout, the Company may require the securing of additional working capital to continue its program and operations as planned. Otherwise, the Company may be forced to curtail or discontinue its operations.

On July 15, 2003, in connection with the Restructuring Proceedings, the Court approved the Company entering into a debtor-in-possession credit facility (the "DIP Facility") with AFGVII to supplement liquidity and fund operations during the Restructuring Proceedings, and potentially beyond such period. Under the DIP Facility, a creditor, Melissa McBride, was required to subordinate her claims to any claims of AFGVII arising under the DIP Facility. the DIP Facility. Among other terms, the DIP Facility contemplates: (i) AFGVII receiving a priority security interest in all the assets of the Debtor (subject to minimal exceptions for professional and trustee fees incurred by the Debtor and approved by the Court); (ii) initial borrowings of up to $200,000, with a maximum borrowing of up to $3.0 million upon Court approval of a plan of reorganization acceptable to AFGVII; (iii) an interest rate of 2% per month on all obligations deemed outstanding under the DIP Facility; (iv) AFGVII being reimbursed (or such amounts being added to amounts deemed outstanding) for all expenses incurred in connection with the DIP Facility; (v) maturity of the DIP Facility on the earlier to occur of certain specified events or December 31, 2003; (vi) AFGVII being granted and option to acquire 20% of the fully diluted equity of the Debtor at various prices; and (vii) the Debtor's compliance with various affirmative and negative covenants that restrict the operations and ability of the Debtor to engage in various transactions.

The Company's available borrowings and use of borrowings under the DIP Facility are restricted in many ways, including the Debtor using any borrowings in a manner acceptable to AFGVII as set forth in a budget prepared by the Debtor and approved by AFGVII.

FINANCIAL CONDITION

The Company had $110,729 in total assets and $1,914,776 in total liabilities at September 30, 2003, as compared to $324,194 and $2,062,571 at December 31, 2002, respectively. Accounts payable, accrued expenses and liabilities subject to compromise (net of debt issuance costs) at December 31, 2002 were $1,905,673 as compared to $1,744,342 at September 30, 2003. The Company had a working capital deficit of $442,338 at September 30, 2003, as compared to a working capital deficit of $117,810 at December 31, 2002. This difference primarily is attributed to an increase in accounts payable and accrued expenses of $247,657, an increase in notes payable and accrued interest of $13,536 and a reduction in cash, inventory and prepaid expenses of $63,335.

RESULTS OF OPERATIONS

The Company's operational costs historically have increased or decreased primarily due to the expansion or contraction of the Company's ongoing research and development efforts. The Company has incurred operating expenses of $15,523,328 from inception through September 30, 2003. These expenses include $3,320,137 in research and development expenses and $11,791,624 in general and administrative expenses. The Company introduced its coupon booklet program in 38 Piggly Wiggly Carolina Co., Inc. supermarkets on September 26, 2002. The costs of installation and promotion increased operating expenses during the period. The remaining 77 Piggly Wiggly supermarkets were scheduled to activate the coupon booklet program on or about November 1, 2002. However, on or about August 6, 2002 the Company was notified by legal counsel for Let's Go Shopping, Inc. ("LGS") that in the opinion of LGS, the Patent and License Agreement between the two companies signed November 29, 2001 (the "Agreement") required a minimum license fee payment of $435,000 be paid by October 6, 2002 or the Agreement would be terminated. In Store Media Systems responded to and disputed this demand. On October 10, 2002 a representative of LGS advised the Company that notwithstanding the Company's objections, LGS considered the Agreement terminated. In Store Media Systems disputes this interpretation and has taken vigorous action to enforce the Agreement. The Company ceased its support of the coupon booklet program introduced at Piggly Wiggly Carolina Co., Inc. supermarkets. In the interim, Let's Go Shopping, Inc. took over responsibility for the expenses of continuing the Piggly Wiggly operation. See Part II, Item I, LEGAL PROCEEDINGS.

QUARTER ENDED SEPTEMBER 30, 2003, COMPARED TO QUARTER ENDED SEPTEMBER 30, 2002

For the quarter ended September 30, 2003, the Company sustained net losses before reorganization items of $199,768, as compared to net losses of $641,479 for the quarter ended September 30, 2002. The increase in net losses was primarily due to the recorded loss on the disposition of certain assets, general and administrative expenses and continuing interest expense.

As a result of the LGS action and the bankruptcy filing, the Company had terminated all but two key employees as of December 31, 2002 and suspended all development and research activities. The Company's operating expenses for the quarter ended September 30, 2003 decreased by approximately 90% to $55,558 as compared to operating expenses of $578,125 for the same period last year. The decrease in operating expenses in 2003 was due primarily to decreases in general and administrative expenses. General and administrative expenses decreased by $519,515 or approximately 92% to $47,458 for the 2003 fiscal quarter as compared to general and administrative expenses of $566,973 for the same period last year. The decrease in general and administrative expenses primarily was due to decreases of $56,377 in management consultants related to the Company's project management requirements, $171,610 in advertising/promotion, $25,416 in legal and professional fees, $251,962 in wages and benefits, $20,921 in insurance expense.

The Company's net non-operating expenses (including non-operating interest income and interest expense) increased to $144,210 for the quarter ended September 30, 2003 as compared to net non-operating expense of $63,354 for the quarter ended June 30, 2002. The increase was primarily due to the recorded abandonment loss on the disposal of certain assets and continuing interest expense. Interest expense for the quarter ended September 30, 2003 decreased by $8,393 as compared to the same period last year. Reorganization expenses for the quarter ended September 30, 2003 were $116,015 consisting primarily of legal fees associated with the LGS action and the bankruptcy.

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

At September 30, 2003, the Company had $1,914,776 in current liabilities and liabilities subject to compromise, of which $287,500 (including $176,182 of interest accrued thereon) was in the form of convertible, short-term debentures issued by the Company and its predecessor in private transactions during the 1998, 1997 and 1996 fiscal years. At September 30, 2003, the Company was in default of its obligations under the notes issued to investors by the Company and its predecessor in the amount of $287,500 (plus accrued interest of $176,182). A portion of the notes were converted into shares of the Company's common stock during the 1998, 1999, 2000, and 2001 fiscal years. In March 2002, the Company offered its noteholders the option of extending their notes through October 31, 2002 or electing to convert their notes and accrued interest into shares of the Company's restricted common stock. Under the extension feature, each noteholder had the option of extending their note and accrued interest to October 31, 2002. In consideration for extending their note, each noteholder would receive options to purchase shares of the Company's restricted common stock exercisable at $1.00 per share for each dollar owed the noteholder as of March 1, 2002 including all accrued interest. Under the conversion feature, each noteholder had the option of converting their note and accrued interest into shares of the Company's restricted common stock at $.45 per share. In consideration for converting their note, each noteholder would receive options to purchase shares of the Company's restricted common stock (one option for each share of common stock) at prices ranging from $.50 to $.75 per share. All options expired on December 31, 2002. As of September 30, 2003, notes totaling $75,000 have been extended and notes totaling $310,676, including accrued interest of $110,676 have been converted into 837,712 shares of the Company's common stock. At December 31, 2002 and September 30, 2003, notes in the aggregate principal amount of $287,500 remained outstanding classified as liabilities subject to compromise. The remaining portion of the Company's current liabilities are primarily comprised of accounts payable of $38,971, accrued expenses of $273,107, short-term note obligations totaling $150,600. The Company's remaining liabilities subject to compromise consisted of accounts payable of $665,352, notes payable of $156,097, accrued expenses of $271,330 and accrued interest payable of $190,986. The Company relies on the availability of additional capital to satisfy all such obligations.

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

Since the end of fiscal year 2002 through September 30, 2003, the Company's cash position has increased. At September 30, 2003, the Company had available cash of $19,808, as compared to available cash of $4,688 at December 31, 2002. The increase in cash is a result of the Company obtaining funding from its DIP loan facility with AFGVII.

In January 2002, the Company raised an additional $150,000 of equity from ISC, enabling the Company to continue the marketing of its electronic coupon distribution program. In February 2002, the board of directors authorized the offering of up to $700,000 of 2002 Units to accredited investors. In June 2002, the board of directors authorized an increase in this offering of an additional $122,850 of these Units. As of September 30, 2003, the Company had sold 2,146,221 of its 2002 Units generating total net proceeds of $782,186. In June 2002, the Company finalized an agreement with Piggly Wiggly Carolina to implement the Let's Go Shopping coupon booklet program in 115 of their retail locations. The rollout began with 38 stores on September 26, 2002 and the other 77 stores were scheduled to implement the program in November. The Company will require additional capital to finance its operating and/or legal costs through the sale of equity and/or debt securities. Prior to the dispute with Let's Go Shopping, Inc., the Company had entered into one funding arrangement, was considering another funding proposal and had established contact with two venture capital companies that had an interest in providing funding to the Company after an analysis of revenues from Piggly Wiggly operations. These funding opportunities were withdrawn following the Company's announcement of the LGS action.

On July 15, 2003, in connection with the Restructuring Proceedings, the Court approved the Company entering into a debtor-in-possession credit facility (the "DIP Facility") with AFGVII to supplement liquidity and fund operations during the Restructuring Proceedings, and potentially beyond such period. Under the DIP Facility, an affiliate of AFGVII was required to subordinate its claims to any claims of AFGVII arising under the DIP Facility. Among other terms, the DIP Facility contemplates: (i) AFGVII receiving a priority security interest in all the assets of the Debtor (subject to minimal exceptions for professional and trustee fees incurred by the Debtor and approved by the Court); (ii) initial borrowings of up to $200,000, with a maximum borrowing of up to $3.0 million upon Court approval of a plan of reorganization acceptable to AFGVII; (iii) an interest rate of 2% per month on all obligations deemed outstanding under the DIP Facility; (iv) AFGVII being reimbursed (or such amounts being added to amounts deemed outstanding) for all expenses incurred in connection with the DIP Facility; (v) maturity of the DIP Facility on the earlier to occur of certain specified events or December 31, 2003; (vi) AFGVII being granted and option to acquire 20% of the fully diluted equity of the Debtor at various prices; and
(vii) the Debtor's compliance with various affirmative and negative covenants that restrict the operations and ability of the Debtor to engage in various transactions.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 23, 2002 Let's Go Shopping, Inc. ("LGS") filed a lawsuit against the Company for breach of contract in the United States District Court, Southern District of Georgia, Savannah Division. The lawsuit alleges the Company breached the contract between LGS and the Company by not paying minimum license fees. The Plaintiff has asked the Court for $435,000 of such fees, interest and legal costs. The LGS lawsuit followed the LGS claim that it cancelled the Patent and License agreement by LGS, which was subsequently announced by In Store Media Systems on October 10, 2002. The Company views the license as in full force and effect and denies that LGS has the right to terminate the contract and contends that the LGS lawsuit is without merit. The Company has engaged counsel to assert claims against all parties who may have misappropriated the Company's trade secrets or interfered in its business. The LGS actions resulted in the loss by the Company of previously arranged financing resulting in substantial damages. The Company, which was expecting income to be generated by the Piggly Wiggly contract, was not able to pay its creditors on a timely basis. It has deferred executive salaries totaling $385,982 as of September 30, 2003. Consequently, two officers of the Company resigned and a third was terminated. Two of the former officers, James Babo and Michael Eckerman have filed lawsuits to collect back pay. In addition, a consultant firm, Computer Task Group, Inc., has also filed suit to collect $19,800 plus interest and collection costs, for consulting services rendered to the Company. The deferred compensation and consulting firm obligation are part of the obligations classified and to be discharged in the Restructuring Proceedings.

The Board of Directors decided to obtain a legal decision in its dispute with LGS. In order to expedite the decision, the Company filed a Chapter 11 proceeding under the Bankruptcy Code in United States Bankruptcy Court for the District of Colorado on November 12, 2002.

The LGS Litigation was initiated in the Bankruptcy Court after LGS filed suit in the United States District Court for the Southern District of Georgia (the "Georgia Action") alleging the Company had breached a patent software license agreement. As a result of the initiation of the Restructuring Proceedings, the Georgia Action was stayed. After negotiations among representatives of the Debtor and LGS, on March 29, 2004, the Debtor and LGS (and certain affiliated parties) (the "LGS Parties") entered into a settlement agreement (the "LGS Settlement Agreement"), which was approved by the Court on April 29, 2004. Under the terms of the LGS Settlement Agreement, LGS paid to the Debtor a total of $60,000 in cash, all adversary proceedings (including the Georgia Action and the LGS Litigation) were dismissed, all claims held by the LGS Parties were assigned to the Debtor and the Debtor and the LGS Parties entered in mutual releases. The Debtor recorded $175,000 as additional paid in capital as a result of the assignment of claims to the Debtor.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the quarter ended September 30, 2003, the Company issued warrants in connection with its DIP credit facility allowing AFGVII to purchase up to 20% of the fully diluted equity in the Company. The credit agreement gave AFGVII the right to purchase up to 19,282,809 common shares at prices ranging from $0.001 to $0.03 per share for a period of 5 years from the agreement date of July 15, 2003. No warrants have been exercised to date.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

In February 2002, the Company completed a Registration Statement on Form S-8 with the Securities and Exchange Commission registering options to purchase 8,866,875 shares of the Company's common stock, par value $.001 per share, that were authorized to be issued by the Company under the Company's 2000 Omnibus Equity Incentive Plan. As of September 30, 2003, options to purchase 3,066,875 shares of the Company's common stock had been granted to various employees and directors of the Company. Additionally, as of September 30, 2003, options to purchase 1,766,875 shares of the Company's common stock expired and no such options were exercised.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

                  Exhibit 31.1   Certification   of  CEO  pursuant   to  Section
                                 302  of Sarbanes-Oxley

                  Exhibit 31.2   Certification of CFO   pursuant  to Section 302
                                 of Sarbanes-Oxley

                  Exhibit 32     Certification   pursuant  to  Section   906  of
                                 Sarbanes-Oxley

      (b) Reports on Form 8-K.

                  Current Report on Form 8-K filed on July 7, 2003.

                  Current Report on Form 8-K filed on July 25, 2003.

                                   Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Date: April 15, 2005                           AFG ENTERPRISES, INC.
                                                     (Registrant)


                                                     By: /s/ Erich Spangenberg
                                                         ----------------------
                                                         Erich Spangenberg, CEO


                                                     By: /s/ William P. Stelt
                                                         ----------------------
                                                         William P. Stelt, CFO