Form 10KSB
period 2003-12-31
IN STORE MEDIA SYSTEMS INC
filed 2005-04-20
CIK 1012316

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003 or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-28515

                              AFG ENTERPRISES, INC.
                     (formerly In Store Media Systems, Inc.)
                     ---------------------------------------
        (Exact name of small business issuer as specified in its Charter)

                   NEVADA                              84-1249735
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification No.)

73-595 El Paseo, Suite 2204, Palm Desert, California             92260
----------------------------------------------------             -----
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

                              YES |_| NO |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference of Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. |_|

Registrant had no revenue for the fiscal year ended December 31, 2003.

On December 31, 2003, the Registrant had 70,484,485 shares of common voting stock held by non-affiliates. The aggregate market value of shares of Common Stock held by non-affiliates was approximately $1,057,267 on this date. This valuation is based upon the most recent sales price of Common Stock on the Electronic Bulletin Board of the NASDAQ Over-the-Counter market. The Common Stock was not listed on any exchange or market as of December 31, 2003.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court.

Yes      No  X
    ----    ----

On December 31, 2003, the issuer had 78,751,406 shares of its Common Stock, par value $.001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  Yes      No  X
                                                    ---     ---

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Forward Looking Statements

      This Annual Report on Form 10-KSB for the Company for the fiscal year ended December 31, 2003 (the "Annual Report") includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). The 1995 Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking. The Company uses words such as "anticipates," "believes," "expects," "future" and "intends" and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

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

      For the twelve months ended December 31, 2003, the Company generated no operating revenue. Since inception of the Company through December 31, 2003, the Company has incurred accumulated losses of $22,792,624.

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

      Class 3--Allowed Unsecured Claims in Excess of $1,000: These claims constitute allowed unsecured claims held by various claimants prior to the Petition Date who have not elected to be treated as Class 4 Claims. These claims equaled approximately $1,900,000. Such claims were converted into their pro rata share of 1,500,000 shares of the Replacement Common Stock.

      Class 4--Allowed Unsecured Claims of $1,000 or less: These claims in an amount of approximately $10,000 will be paid in full in cash or pursuant to other arrangement acceptable to such claim holders (such amounts to be provided by AFGVII under the DIP Facility).

      Class 5--Allowed Administrative Convenience Claims: These claims constitute claims allowed under ss.11 U.S.C. ss.503(b) of the Code, the holder of which elect to receive an amount not in excess of $1,000 in cash in respect of their claims. No claims elected to be treated as a Class 5 claim.

      Class 6--Interests: These constitute any equity interest in the Company including Common Stock, preferred stock, options, warrants, convertible instruments and other equity equivalents but excluding the options granted to AFGVII in connection with the DIP Facility. There are currently 78,751,406 shares (net of 9,374,742 treasury shares) of Common Stock outstanding, 2 shares of Preferred Stock outstanding (convertible into 1,890,598 shares of Common Stock) and 19,282,809 options and other equity equivalents outstanding. All shares of Common Stock and preferred stock will be reverse split into 500,000 shares of the Replacement Common Stock. The number of shares subject to AFGVII's option to purchase Common Stock will be adjusted to reflect the stock split. The exercise price per share is not subject to adjustment and will remain at various prices ranging from $0.001 to $0.03.

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

            Name Change. The reorganized Company has changed its name from "In Store Media Systems, Inc." to "AFG Enterprises, Inc."

            Change in Capital Structure. All of the outstanding shares of capital stock were reverse split into an aggregate of 500,000 shares of Common Stock of the reorganized Company. Upon implementation of the Plan, the Company will have 5,000,000 shares of Common Stock, and no shares of preferred stock issued and outstanding. No options, warrants or other rights to acquire capital stock remain outstanding, other than the options to purchase 1,077,531 shares of Common Stock held by AFGVII at various prices, ranging from $0.001 to $0.03.

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

Employees

      As of December 31, 2003, the Company had no employees. All activities of the Company related to the Bankruptcy Proceedings and were conducted by independent advisors. As of March 15, 2005, the Company has employment agreements with two officers, Erich Spangenberg, President, and William P. Stelt, Chief Financial Officer. See Part III, Item 10 "EXECUTIVE COMPENSATION - Employment Agreements."


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


ITEM 3 - LEGAL PROCEEDINGS

      During the fiscal year ended December 31, 2003 the Company faced several legal proceedings. For a description of the civil proceedings in the matter Let's Go Shopping, Inc. v. In Store Media Systems, see Part 1, Item 1. "BUSINESS --Dispute with Let's Go Shopping, Inc." above. The Company was also involved in a dispute with James Babo, a former employee of the Company in connection with the termination of Mr. Babo's employment. Both such matters were settled by the LGS Settlement Agreement.

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

      The Company did not hold any shareholder meetings in fiscal year 2003.


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

      In May 1, 2003, the Common Stock of the Company was delisted from the Electronic Bulletin Board and has not since been traded on any exchange or over-the-counter market.

      The following table shows the range of high and low bid quotations for the Company's Common Stock for the period from January 1, 2003 until May 1, 2003 and for the fiscal year ended December 31, 2002, as reported by the OTC Bulletin Board. From May 1, 2003 until December 31, 2003, there was no reported bid or ask price, only actual sales on the Pink Sheets. Prices reflect inter-dealer prices, and do not necessarily reflect actual transactions, retail mark-up, mark-down, or commission.

                                STOCK QUOTATIONS
                                ----------------

          Period                                          Closing     Sales
           Ended              High Bid       Low Bid       High        Low

       2003
       ----
       December 31, 2003             --          --        .015       .0001
       September 30, 2003            --          --         .02       .0001
       June 30, 2003                 --          --         .03       .0001
       May 1, 2003                 0.01        0.01          --          --
       March 30, 2003              0.02        0.01          --          --

       2002
       ----
       December 31, 2002         $ 0.11      $ 0.006         --          --
       September 30, 2002          0.36        0.07          --          --
       June 30, 2002               0.53        0.20          --          --
       March 30, 2002              0.59        0.37          --          --

      At December 31, 2003, the number of record holders of the Company's Common Stock was approximately 487 beneficial owners of its Common Stock.

Dividends

      The Company has not paid any dividends with respect to its Common Stock, and it is not anticipated that the Company will pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

      2003. In 2003, the Company issued 373,334 shares of restricted Common Stock to one consultant in exchange for services having a value of $3,733. The Company also issued 200,000 shares of restricted Common Stock to two former employees for services rendered and recorded a compensation expense of $2,000 in connection therewith.

      2002. In January 2002, the Company raised $150,000 of additional equity from In Store Capital, LLC ("ISC") and other parties related to or affiliated with Derrick Bushman, a Director of the Company, enabling the Company to continue the marketing of its Budget Saver(TM) program. Under the terms of the agreement, ISC was to receive 347,222 shares of the Company's common stock. Additionally, ISC was to receive a royalty equal to one half of one cent ($.005) for each coupon processed by the Company through the Budget Saver(TM) program. The $150,000 proceeds have been treated as stock subscriptions received. The royalty agreements and certain claims of the were rejected under the Plan of Reorganization (see Part 1, Item 1 "BUSINESS-Bankruptcy Proceedings" above) and all other claims were resolved by a Settlement Agreement and Release between the Company and the investors (see Item 3 "LEGAL PROCEEDINGS" above).

      In September 2002, the Company sold 424,000 shares of common stock to individuals for proceeds of $34,105 (net of offering costs of $3,789).

      In August 2002, an officer of the Company subscribed for and was issued 2,000,000 shares of common stock generating proceeds of $100,000 to the Company previously recorded as stock subscriptions receivable.

      The Company also sold 1,451,146 shares of common stock to an individual and two directors of the Company for proceeds of $235,000 (including 200,459 shares issued to an officer/director in exchange for the cancellation of a note payable - see Note 2 to the Financial Statements attached as under Item 7). The directors received options to purchase 501,146 shares of common stock exercisable at $.35 per share until November 15, 2002 and a future royalty of $.00175 per coupon issued under the Let's Go Shopping coupon booklet program until the amount paid for the stock is repaid. All such options have expired and the royalty agreement was rejected under the Plan of Reorganization.

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

ITEM 6 -  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following should be read in conjunction with the attached audited consolidated financial statements and the notes attached thereto for the two years ended December 31, 2003.

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

      The Company has generated revenues from operations of $19,664 and has incurred losses of $22,792,624 since inception through December 31, 2003.

      At December 31, 2003, the Company had a stockholders' deficit of $1,891,686, which reflects $21,741,596 of paid in capital (net of amount attributable to treasury stock) less accumulated deficit of $23,633,282. The accumulated deficit amount is primarily the result of the amount of interest expense incurred in connection with short-term convertible notes and debentures by the Company and the Predecessor in private transactions from 1996 through 2003, research and development, and general and administrative expenses incurred since inception. At December 31, 2003, the Company had a working capital deficit of $528,613, excluding $1,451,264 pre-petition liabilities subject to compromise (net of debt issuance costs).

      In 2003, the Company issued 200,000 shares to two former employees and 373,334 shares to one consultant and recorded expenses of $2,000 and $3,733, respectively in connection therewith.

      Financial Condition

      At December 31, 2003 the Company had $94,880 in total assets and $535,302 in total current liabilities (net of $1,451,264 of pre-petition liabilities subject to compromise) compared to $324,194 in total assets and $201,485 in total current liabilities (net of $1,861,086 of pre-petition liabilities subject to compromise) at December 31, 2002. Accounts payable, accrued expenses and interest payable at the end of fiscal year 2003 were $362,202 (net of pre-petition liabilities subject to compromise) compared to $47,085 at December 31, 2002. The Company had a working capital deficit of $528,613 at December 31, 2003 compared to a working capital deficit of $117,810 at December 31, 2002. The difference from 2003 to 2002 is primarily attributed to the increase in accrued expenses and accounts payable attributable to the costs of the Bankruptcy Proceedings and prosecuting the LGS Adversary Proceeding (see Part I, Item 3, "LEGAL PROCEEDINGS").

      Results of Operations

      Until November 2002, the Company's operational costs historically have increased or decreased primarily due to the expansion or contraction of the Company's ongoing research and development efforts. Commencing in November 2002 through December 31, 2003, the Company's costs have increased or decreased depending upon the costs of the Bankruptcy Proceedings and the lawsuits with LGS.

      The Company has incurred operating expenses of $15,547,049 from inception through December 31, 2003. These expenses include $3,320,137 in research and development expenses and $11,813,147 in general and administrative expenses. As a result of the Bankruptcy Proceedings and a cessation of all operations except the prosecution of the Bankruptcy Proceedings and the LGS Adversary Proceeding, the general and administrative expenses of the Company were substantially reduced.

      Year Ended December 31, 2003 Compared to Year Ended December 31, 2002. For the year ended December 31, 2003, the Company sustained net losses of $196,542 as compared to net losses of $2,321,512 for the year ended December 31, 2002. The decrease in net losses primarily was due to a decrease in general and administrative expenses.

      The Company's operating expenses for the year ended December 31, 2002, decreased by $1,789,535 or approximately 88% to as compared to operating expenses of $2,027,070, for the same period last year. The decrease in operating expenses in 2003 was due to a decrease in general and administrative expenses. General and administrative expenses decreased by $1,775,893 or approximately 90% to $205,037 for the 2003 year, as compared to general and administrative expenses of $1,980,930 for the same period in 2002. The decrease in general and administrative expenses primarily was due to a reduction in cash and stock based compensation to employees and consultants, and a reduction of expenses incurred with management consultants.

      The Company's net non-operating expense (including non-operating interest income and interest expense) increased to $343,345 for the year ended December 31, 2003, as compared to non-operating expenses of $279,522 for the year ended December 31, 2002. The increase was primarily due to a loss of $119,830 on the sale of certain assets and an increase of $75,145 or approximately 51% in interest expense. Interest expense for the year ended December 31, 2003 was $223,515 compared to $148,370 for the prior year. Debt conversion costs decreased from $128,856 to $0 in 2003. However, the decreases in debt conversion costs and increases in losses from the sale of assets and interest expense were offset by the recognition of $562,321 in debt forgiveness income. As a result, for the fiscal year ended 2003, the Company had total other income of $218,976 compared to total losses of $279,522 for the fiscal year ended December 31, 2002.

      Year Ended December 31, 2002 Compared to Year Ended December 31, 2001. For the year ended December 31, 2002, the Company sustained net losses of $2,321,512 as compared to net losses of $4,653,268 for the year ended December 31, 2001. The decrease in net losses primarily was due to a decrease in general and administrative expenses.

      The Company's operating expenses for the year ended December 31, 2002, decreased by approximately 37% to $2,027,070, as compared to operating expenses of $3,223,396 for the same period last year. The decrease in operating expenses in 2001 was due to a decrease in general and administrative expenses. General and administrative expenses decreased by $1,155,866 or approximately 37% to $1,980,930 for the 2002 year, as compared to general and administrative expenses of $3,136,796 for the same period last year. The decrease in general and administrative expenses primarily was due to a reduction in stock based compensation to employees and consultants, and a reduction of expenses incurred with management consultants.

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

      Liquidity and Capital Resources

      From inception until November 2002, the Company's principal requirements for capital have been to finance the cost of research and development of its coupon selection, dispensing and clearing systems and related technologies, and to pay for expenses associated with securing patent protection, formulating its business strategy and developing strategic relationships with third parties, such as Unisys Corporation, retailers and product manufacturers. From November 2002 until December 31, 2003, the primary capital requirements of the Company have been to finance the costs of the Bankruptcy Proceedings and the lawsuits with LGS. The Company has historically financed its operations through loans and investments by directors and officers, and the sale of equity and debt securities in private transactions in reliance upon exemptions from the registration and qualification requirements under federal and state securities laws. In July 2003, the Company entered into a Debtor in Possession Credit Agreement (the "DIP Facility") with Acclaim Financial Group Ventures II, LLC ("AFGVII"). Since such date the Company has relied primarily on the DIP Facility to provide all required capital.

      At December 31, 2003, the Company had $535,302 in current liabilities, of which $284,134 was from accrued expenses, primarily professional fees relating to the Bankruptcy Proceeding and the LGS lawsuits.

      The remaining portion of the Company's current liabilities is primarily comprised of short-term note obligations totaling $173,100 (including $67,100 due to a related party) at December 31, 2003. The Company relied primarily on the DIP Facility to finance operations during the fiscal year ended December 31, 2003. The Company will require additional capital to continue and complete development of its systems, to market its products and services and to implement its business strategies.

      The Company has limited access to additional sources of equity and debt financing and it can provide no assurance that additional funds will be available at all, or if available, on commercially acceptable terms or in a timely manner to enable the Company to continue its operations as expected.

      Since the end of fiscal year 2002 through December 31, 2003, the Company's cash position has increased but not substantially. At December 31, 2003, the Company had available cash of $6,109, as compared to available cash of $4,688 at December 31, 2002.


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

      Changes in Internal Control over Financial Reporting The Company has made no significant change in its internal control over financial reporting as of March 15, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      As of December 31, 2003, the Company's executive officers and directors and their ages were as follows:

      Name           Age                       Position
      ----           ---                       --------

Erich Spangenberg     43   Chief Executive Officer, Treasurer and Secretary and
                           Chairman of the Board

Donald P. Uhl         70   President and Director

Douglas B. Croxall    35   Director

Ronald F. Anderegg    51   Director


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

      ERICH SPANGENBERG, Chief Executive Officer, Treasurer, Secretary and Chairman of the Board of Directors. Mr. Spangenberg is and has been since 1998 an officer of Acclaim Financial Group Venture II, LLC and various of its affiliates, all of which are engaged in merchant banking, investment and advisory services. From April 1996 through January 1998, Mr. Spangenberg held various executive positions with Smartalk Teleservices, Inc., a telecommunications company. From December 1994 through April 1996, Mr. Spangenberg was a Senior Vice President with the investment banking group of Donaldson, Lufkin & Jenerette. From 1985 until 1994, Mr. Spangenberg was an associate and a partner with Jones, Day, Reavis & Pogue. Mr. Spangenberg holds a BA from Skidmore College, a M.Sc. from The London School of Economics and a JD from Case Western Reserve University.

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

      DOUGLAS B. CROXALL, Director, was elected to fill a vacancy on the Board of July 14, 2003. Mr. Croxall is the Chief Executive Officer of Firepond, Inc., a software company that provides configuration, pricing, and quotation software, as well as interactive selling software solutions that help companies more profitably acquire and retain customers. Mr. Croxall is the managing member of Jaguar Technology Holdings, LLC. Since December 2001, Mr. Croxall has served as the managing member of Riverland Enterprises LLC, a privately-held company which holds investments and provides strategic advisory services. Since August 2001, Mr. Croxall has served as an officer of Acclaim Financial Group Venture III, LLC, which provides strategic advisory services. From September 1999 until August 2001, Mr. Croxall served as the Chief Financial Officer of Load Media Network, Inc., an Internet and software company based in Hollywood, California. From August 1995 until September 1999, Mr. Croxall served as a Senior Manager for KPMG in the Strategic Transaction Services Group. Mr. Croxall has served as a Director for Debtor since August 2003. Mr. Croxall received his Bachelor of Arts degree in Political Science and Economics from Purdue University as well as his Master Degree in Finance from Pepperdine University.

      Compensation Committee Interlocks and Insider Participation. As of December 31, 2003, Erich Spangenberg, the Chairman of the Board of Directors, also served as a Manager or Director of AFGVII and its affiliates. AFGVII is a creditor of the Company pursuant to the DIP Facility.

      Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) Beneficial Ownership Reporting Compliance Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules of the Commission thereunder require the Company's executive officers, directors and greater than 10% stockholders to file reports of ownership and changes in ownership of the Common Stock of the Company with the Commission. Based upon a review of such reports, the Company has determined that during the fiscal year ended December 31, 2003 two Form 3s were not timely filed by Erich Spangenberg and Douglas B. Croxall, and two form 4s were not timely filed by Erich Spangenberg and Douglas B. Croxall.

ITEM 10 - EXECUTIVE COMPENSATION

Remuneration of Executive Officers

      The following table sets forth information concerning the compensation received for the fiscal years ended December 31, 2003, 2002 and 2001 for services rendered to the Company in all capacities by the individual who served as the Company's Chief Executive Officer at the end of the 2003 fiscal year and other highly compensated executives of the Company. The total amount of the annual salary and bonus payable to each of the Company's other executive officers for the last completed fiscal year was below $100,000. See Item 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


                                                                                  Long Term Compensation
--------------------------------------------------------------------------------------------------------------------------
                                      Annual Compensation (1)                  Awards               Payouts
--------------------------------------------------------------------------------------------------------------------------
                                                                                    Securities
                                                                     Restricted     Underlying                  All other
   Name and Principal             Salary     Bonus                     Stock       Options/SARs                  Compen-
       Position            Year   ($)(1)      ($)      Other ($)     Awards ($)        (#)         LTIP ($)     sation (2)
--------------------------------------------------------------------------------------------------------------------------
Erich Spangenberg, CEO     2003     -0-        -0-        -0-           -0-           -0- (2)         -0-          -0-

                           2002     -0-        -0-        -0-           -0-             -0-           -0-          -0-

                           2001     -0-        -0-        -0-           -0-             -0-           -0-          -0-

Donald P. Uhl, President   2003    53,328      -0-        -0-           -0-             -0-           -0-          -0-

                           2002    29,999      -0-        -0-           -0-             -0-           -0-          -0-

                           2001   129,990      -0-        -0-           -0-           700,000         -0-          -0-

Michael T. Mozer (former   2003   130,000      -0-        -0-           -0-             -0-           -0-          -0-
CEO)

                           2002     -0-        -0-        -0-           -0-           200,000         -0-          -0-

                           2001     -0-        -0-        -0-           -0-           25,000          -0-          -0-


(1) All other compensation in the form of perquisites and other personal benefits has been omitted because the aggregate amount of such perquisites and other personal benefits constituted the lesser of $50,000 or 10% of the total annual salary and bonus of the named executive for such year.

(2) Does not include indirect ownership of options to purchase 19,282,809 shares of the Company Common Stock granted to AFGVII (of which Mr. Spangenberg is principal) in connection with the DIP Facility.

Director Compensation

      Directors of the Company who are also employees do not receive cash compensation for their services as directors or members of committees of the board of directors of the Company, but are reimbursed for their reasonable expenses incurred in connections with attending meetings of the board of directors or management committees of the Company.

Employment Agreements

At December 31, 2003, the Company had employment agreements with each of Erich Spangenberg, Chief Executive Officer, Treasurer and Secretary, and Donald P. Uhl, President.

Individual Option Grants

      During the fiscal years ended December 31, 2002, 200,000 shares of the Company's Common Stock were granted to one consultant and two former employees. No options to purchase shares of Common Stock were granted during the fiscal year ended December 31, 2003.

Option Exercises

      During the fiscal year ended December 31, 2003 no employees exercised any outstanding options. The following table sets forth the number of options held by each of the named principal executive officers and the value thereof.


                                                       Number of
                                                      Securities          Value of
                                                      Underlying         Unexercised
                                                      Unexercised        In-the-Money
                                                    Options/SARs at    Options/SARs at
                                                    Fiscal Year End    Fiscal Year End
                                                          (1)                (2)
                      Sahres
                    Acquired on                      Exercisable/        Exercisable/
     Name             Exercise    Value Realized    Unexercisable       Unexercisable
--------------------------------------------------------------------------------------
Erich Spangenberg        -0-           -0-              -0- (3)            -0-/-0-

Michael T. Mozer         -0-           -0-             200,000/0           -0-/-0-

Donald P. Uhl            -0-           -0-             700,000/0           -0-/-0-

----------

(1) Calculated on the basis of the fair market value of the underlying securities at the exercise date minus the exercise price.

(2) Calculated on the basis of the fair market value of the underlying securities at December 31, 2003 ($0.01 per share) minus the exercise price.

(3) Excludes options to purchase 20% of the outstanding shares of Common Stock of the Company granted to AFGVII in connection with the DIP Facility. Mr. Spangenberg is a principal of AFGVII.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Except as otherwise indicated, the following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock at December 31, 2003, by (i) each of the Company's directors and officers, (ii) each person or entity who beneficially owned more than five percent of the Company's Common Stock or Preferred Stock, and (iii) all directors and officers of the Company as a group. Unless otherwise indicated, all addresses are care of the Company at its executive offices.


                                                     Amount and Nature
   Name and Address of                             of Beneficial Owner   Percent of
    Beneficial Owner           Class of Security           (1)              Class
   -------------------         -----------------   -------------------   ----------
Erich Spangenberg                Common Stock         19,282,809 (2)        19.67%

Douglas B. Croxall               Common Stock         19,282,809 (2)        19.67%

Ronald F. Anderegg               Common Stock          4,911,921 (3)         6.24%
1600 South Beacon Boulevard
Grand Haven, MI 49417

Melissa Schulze                  Common Stock          4,700,000 (4)         5.89%
6756 South Holland Way
Littleton, CO 80128

Donald P. Uhl                    Common Stock          4,080,000 (5)         5.14%

Dale Davis                       Preferred Stock               1            50.00%

CHKM LLC                         Preferred Stock               1            50.00%

All Officer and Directors as a   Common Stock         28,274,730            28.63%
group (four persons)


      (1) Beneficial ownership is determined in accordance with the applicable rules under the Exchange Act. In computing the number of shares beneficially owned by an executive officer or a director and the percentage ownership of that person, shares of the Company's Common Stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days from December 31, 2003, are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. For purposes of determining the individual beneficial ownership percentage, each percentage was calculated based on the Company's Common Stock outstanding at December 31, 2003 (78,751,406 shares) adjusted in the case of each executive officer and director by the of stock options held by that individual and which are exercisable within 60 days of December 31, 2003.

      (2) Includes options to purchase 19,282,809 shares of Common Stock granted to AFGVII, of which Mr. Spangenberg and Mr. Croxall are principals and owners. Mr. Spangenberg and Mr, Croxall each disclaim beneficial ownership of such shares.

      (3) Includes 4,886,921 shares of the Company's Common Stock held in Mr. Anderegg's name and options to purchase 25,000 shares of the Company's Common Stock at an exercise price of $.25 per share.

      (4) Includes options to purchase 1,000,000 shares of Common Stock at an exercise price of $0.12 per share.

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


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans To and From Affiliates

      In October 2002, the Company borrowed $100,000 from Melissa McBride (Schulze), a shareholder of the Company. The Note bears interest at 18% with an option to convert the interest to 1,000,000 shares of Common Stock. The Company also borrowed $39,647 from directors and former directors. The Company believes that such loans were made on terms no less favorable to the Company than those available from third parties in an arm's-length transaction.

      In 2003, the Company borrowed an aggregate of $17,100 from various officers and directors. The Company believes that such loans were on terms no less favorable to the Company than those available from third parties in an arms-length transaction.

Sale of Common Stock to Directors

      In June 2002, the Company sold 343,643 shares of Common Stock to Michael
T. Mozer for a purchase price of $120,000 and granted options to purchase an additional 343,643 shares at an exercise price of 90% of the market price (as defined in the agreement). Such options expired in November 2002.

      In August 2002, the Company sold 2,000,000 shares of Common Stock to Michael T. Mozer, Chairman and CEO, for $100,000. In connection with Mr. Mozer's employment, the Company issued to Mr. Mozer options to purchase 200,000 shares of Common Stock as at exercise price of approximately $0.36 per share.

Certain Business Relationships

      Erich Spangenberg CEO, Treasurer and Secretary and Chairman of the Board, and Douglas B. Croxall, Director, are principals of AFGVII. In July 2003, the Company and AFGVII entered into the DIP Facility. See Item I, Part 1 "BUSINESS--Bankruptcy Proceedings" above.


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

10.2 Patent and Software License Agreement dated November 29, 2001 between Lets Go Shopping, Inc. and the Company (5)

10.3 Asset Purchase Agreement by and between the Company and Partnership for Shared Marketing, Inc., and amendments thereto (2)

10.4 Form of Agreement for the Purchase and Sale of Stock to be dated as of December 1, 2001 between the Company and Derrick Bushman (3)

10.5 Form of Agreement for the Purchase and Sale of Stock dated January 23, 2002, between the Company and In Store Capital, LLC (3)

10.6 Common Stock Purchase Agreement dated January 19, 2001, among the Company, Derrick Bushman and various other investors listed on a schedule thereto (3)

10.6.1 Escrow Agreement dated January 19, 2001, among the Company, Derrick Bushman, as the Purchaser representative and City National Bank, as Escrow Agent (3)

10.6.2 Agreement to Provide Financing dated January 19, 2001, between the Company and ISC. (3)

10.7        Form of Purchase Agreement between the Company and various investors
            (3)

10.8 Stock Purchase Agreement between the Company and Michael T. Mozer dated August 29, 2002. (6)

10.9 Promissory Note in favor of Melissa McBride (Schulze) dated October 21, 2002. (6)

10.10       Employment Agreement with Michael T. Mozer dated December 31, 2001.
            (6)

10.11 Credit Agreement between the Company and Acclaim Financial Group Ventures II, LLC dated July 15, 2003. (6)

10.12 Settlement Agreement dated March 25, 2004 between the Company and Let's Go Shopping, Inc., James McCreary and James B. Babo. (6)

10.13 Settlement Agreement dated March 25, 2004 between the Company and Let's Go Shopping, Inc., James McCreary and James B. Babo. (6)

10.14       Employment Agreement with Erich Spangenberg. *

10.15       Employment Agreement with William P. Stelt dated February 1, 2005. *

21.1        List of Subsidiaries *

31.1 Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) *

31.2 Certification of Principal Accounting Officer Pursuant to Rule 13a-14(a)/15d-14(a) *

32.1        Section 1350 Certification *

----------
*     Filed herewith.

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

(6) Filed with the Commission and incorporate by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 and filed on April 19, 2005.


(b)   REPORTS ON FORM 8-K.

      Current Report on Form 8-K filed on July 7, 2003.

      Current Report on Form 8-K filed on July 25, 2003.

      Current Report on Form 8-K filed on October 6, 2003.

      Current Report on Form 8-K filed on December 1, 2003.

      Current Report on Form 8-K filed on December 31, 2003.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees

      The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of its annual financial statements, review of its financial statements included in its quarterly reports and other fees that are normally provided by the Company's accountant in connection with its audits during the fiscal years ended December 31, 2003 and 2002 were $0 and $24,785, respectively.

      Audit Related Fees


      The Company paid fees of $0 and $760 for assurance and related services by the Company's principal accountant for the fiscal years ended December 31, 2003 and 2002, respectively.

      Tax Fees

      The Company paid its principal accountant $0 and $1,400 for professional services related to tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2003 and 2002.

      All Other Fees

      During the fiscal year ended December 31, 2003, and 2002, the Company's principal accountant did not provide any other services and accordingly did not bill the Company any other fees for the fiscal years ended December 31, 2003 and 2002, except as provided above.

      Audit Committee

      The Company's directors serve as its audit committee and, other than the tax related fees, have approved all of the above amounts billed to the Company prior to incurring the expenses associated therewith.

                              AFG ENTERPRISES, INC.

                     (FORMERLY IN STORE MEDIA SYSTEMS, INC.)

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 and 2003
               AND THE PERIOD FROM INCEPTION TO DECEMBER 31, 2003

                                      WITH
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                              AFG ENTERPRISES, INC.
                     (FORMERLY IN STORE MEDIA SYSTEMS, INC.)

                          INDEX TO FINANCIAL STATEMENTS



AUDITED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2003 AND FOR THE PERIOD FROM DECEMBER 30, 1992 (INCEPTION) THROUGH DECEMBER 31, 2003:

Report of Independent Registered Public Accounting Firm                     F-2

Balance Sheet as of December 31, 2002 and 2003                              F-3

Statement of Operations for Years Ended December 31, 2002 and 2003,
and for the Period from December 30, 1992 (Inception) Through
December 31, 2003                                                           F-5

Statement of Changes in Stockholders' Equity (Deficit) For the
Period from December 30, 1992 (Inception) Through December 31, 2003         F-6

Statement of Cash Flows For Years Ended December 31, 2002 and 2003,
and for the Period from December 30, 1992 (Inception) Through
December 31, 2003                                                           F-13

Notes to Financial Statements                                               F-15

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
AFG Enterprises, Inc. (Formerly In Store Media Systems, Inc.)


We have audited the accompanying balance sheet of AFG Enterprises, Inc. (formerly In Store Media Systems, Inc. - debtor-in-possession - a development stage company) as of December 31, 2002 and 2003, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended and for the period from December 30, 1992 (inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFG Enterprises, Inc. as of December 31, 2002 and 2003 and the results of its operations and its cash flows for the years then ended and for the period from December 30, 1992 (inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has been primarily involved in research and development activities, resulting in significant losses and a stockholders' deficit at December 31, 2003 of $1,891,686. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Denver, Colorado
February 3, 2005                                 CAUSEY DEMGEN & MOORE INC.

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                           December 31, 2002 and 2003


                                     ASSETS

                                                            2002          2003
                                                          ---------    ---------
Current assets:
   Cash and cash equivalents                              $   4,688    $   6,109
   Inventory                                                  5,454         --
   Other current assets                                      73,533          580
                                                          ---------    ---------

    Total current assets                                     83,675        6,689

Property and equipment, at cost:
   Office furniture and equipment (Notes 7 and 10)          256,972         --
   Leasehold improvements                                    55,228         --
                                                          ---------    ---------

                                                            312,200         --

   Less accumulated depreciation and amortization          (168,370)        --
                                                          ---------    ---------

    Net property and equipment                              143,830         --

Other assets:
   Patent costs, net of accumulated amortization of
    $39,862 (2002) and $48,360 (2003)                        96,689       88,191
                                                          ---------    ---------

    Net other assets                                         96,689       88,191
                                                          ---------    ---------

                                                          $ 324,194    $  94,880
                                                          =========    =========


                            See accompanying notes.

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                           December 31, 2002 and 2003

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                  2002            2003
                                                              ------------    ------------
Liabilities Not Subject to Compromise:
Current liabilities:
   Accounts payable                                           $        532    $     49,572
   Interest payable                                                  2,498          28,496
   Accrued expenses                                                 44,055         284,134
   Notes payable - related parties (Note 2)                           --            67,100
   Short-term notes payable (Note 2)                               154,400         106,000
                                                              ------------    ------------

    Total current liabilities                                      201,485         535,302

Liabilities Subject to Compromise:
   Pre-Petition Liabilities net of debt issuance costs of
    $239,166 (2002) and $86,667 (2003)                           1,861,086       1,451,264

Commitments and contingencies (Notes 5 and 7)

Stockholders' equity (deficit) (Notes 2, 4, 5, 6, 7 and 8):
   Preferred stock, no par value; 50,000,000 shares
    authorized, 2 shares issued and outstanding
    liquidation preference $520,000                                500,000         500,000
   Common stock, $.001 par value; 150,000,000 shares
    authorized, 87,552,814 (2002) and 88,126,148
    (2003) shares issued                                            87,553          88,126
   Additional paid-in capital                                   21,349,560      21,567,220
   Stock subscriptions received                                    325,000         150,000
   Treasury stock, at cost; 9,374,742 shares                      (563,750)       (563,750)
   Deficit accumulated during the development stage            (23,436,740)    (23,633,282)
                                                              ------------    ------------

    Total stockholders' equity (deficit)                        (1,738,377)     (1,891,686)
                                                              ------------    ------------

                                                              $    324,194    $     94,880
                                                              ============    ============


                            See accompanying notes.

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                 For the Years Ended December 31, 2002 and 2003
 and for the Period from December 30, 1992 (inception) through December 31, 2003


                                                                         Cumulative
                                                                        amounts from
                                            2002            2003          inception
                                        ------------    ------------    ------------
Revenues:
   Coupon handling fees and other       $      1,158    $       --        $ 19,664 -

Costs and expenses:
   Research and development                    1,714            --         3,320,137
   General and administrative              1,980,930         205,037      11,813,147
   Depreciation and amortization              44,426          32,498         413,765
                                        ------------    ------------    ------------

     Total costs and expenses              2,027,070         237,535      15,547,049
                                        ------------    ------------    ------------

     Operating loss                       (2,025,912)       (237,535)    (15,527,385)

Other income (expense):
   Interest income                                20            --           105,872
   Litigation settlement (Note 5)               --              --          (156,250)
   Restructuring costs (Note 9)                 --              --          (222,632)
   Debt conversion costs (Note 2)           (128,856)           --        (1,437,198)
   Debt forgiveness                             --           562,321         562,321
   Gain/(loss) on sale of assets              (2,316)       (119,830)       (122,146)
   Interest expense                         (148,370)       (223,515)     (5,801,145)
                                        ------------    ------------    ------------

     Total other income (expense)           (279,522)        218,976      (7,071,178)
                                        ------------    ------------    ------------

     Loss before reorganization items     (2,305,434)        (18,559)    (22,598,563)

   Reorganization expense (Note 10)          (16,078)       (177,983)       (194,061)
                                        ------------    ------------    ------------

Net loss (Note 4)                         (2,321,512)       (196,542)    (22,792,624)

Preferred stock dividends                     30,000            --            90,658
                                        ------------    ------------    ------------

Net loss applicable to common
   stockholders                         $ (2,351,512)   $   (196,542)   $(22,883,282)
                                        ============    ============    ============

Basic and diluted net loss per common
   share (Note 4)                       $       (.03)              *    $       (.43)
                                        ============    ============    ============

Weighted average common shares
   outstanding (Note 6)                   73,900,000      78,700,000      53,500,000
                                        ============    ============    ============

* Less than ($0.01) per share


                            See accompanying notes.

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
   For the Period from December 30, 1992 (inception) through December 31, 2003



                                                                                                    Additional
                                                 Preferred stock             Common stock            paid-in            Stock
                                                Shares     Amount        Shares        Amount        capital        subscriptions
                                                -------   --------     ----------   ------------   ------------    ---------------
Balance at December 30, 1992 (inception)           --     $   --             --     $       --     $       --      $          --

   Issuance of common stock in exchange for
     assignment of patent and services in
     1993 ($.001 per share)(Note 5)                --         --       30,462,375         30,462         (7,367)              --

   Sale of common stock for cash
     in 1993 ($.07 per share)(Note 5)              --         --        2,812,496          2,813        187,187               --

   Sale of common stock for hardware,
     software and lab time in 1993 ($.07 per
     share)(Note 5)                                --         --        1,125,000          1,125         77,625               --

   Sale of common stock for cash
     in 1993 ($.21 per share)(Note 5)              --         --           94,125             94         19,806               --

   Sale of common stock for cash
     in 1994 ($.08 per share)(Note 5)              --         --        5,861,005          5,861        479,139               --

   Sale of common stock for cash
     in 1995 ($.40 per share)(Note 5)              --         --          750,000            750        299,250               --

   Exercise of warrants in 1995
     ($.26 per share)                              --         --           19,320             19          5,038               --

   Issuance of common stock for services
     in 1995, less shares returned ($.24 per
     share based on original shares issued)
     (Note 5)                                      --         --           75,000             75         42,321               --

   Exercise of warrants for cash
     in 1995 ($.01 per share)(Note 5)              --         --          297,000            297          2,673               --

   Exercise of warrants in 1996
     ($.20 per share)                              --         --           22,680             23          5,987               --

   Issuance of warrants in connection with
     debt offering in 1996 (Note 3)                --         --             --             --        1,140,915               --

                                                                Deficit
                                                              accumulated
                                                               during the
                                                 Treasury     development
                                                  stock          stage          Total
                                                ----------   -------------   -----------
Balance at December 30, 1992 (inception)        $     --     $        --     $      --

   Issuance of common stock in exchange for
     assignment of patent and services in
     1993 ($.001 per share)(Note 5)                   --              --          23,095

   Sale of common stock for cash
     in 1993 ($.07 per share)(Note 5)                 --              --         190,000

   Sale of common stock for hardware,
     software and lab time in 1993 ($.07 per
     share)(Note 5)                                   --              --          78,750

   Sale of common stock for cash
     in 1993 ($.21 per share)(Note 5)                 --              --          19,900

   Sale of common stock for cash
     in 1994 ($.08 per share)(Note 5)                 --              --         485,000

   Sale of common stock for cash
     in 1995 ($.40 per share)(Note 5)                 --              --         300,000

   Exercise of warrants in 1995
     ($.26 per share)                                 --              --           5,057

   Issuance of common stock for services
     in 1995, less shares returned ($.24 per
     share based on original shares issued)
     (Note 5)                                         --              --          42,396

   Exercise of warrants for cash
     in 1995 ($.01 per share)(Note 5)                 --              --           2,970

   Exercise of warrants in 1996
     ($.20 per share)                                 --              --           6,010

   Issuance of warrants in connection with
     debt offering in 1996 (Note 3)                   --              --       1,140,915


                         (Continued on following page)
                            See accompanying notes.

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
   For the Period from December 30, 1992 (inception) through December 31, 2003

                         (Continued from preceding page)

                                                                                                          Additional
                                                       Preferred stock             Common stock            paid-in
                                                      Shares     Amount        Shares        Amount        capital
                                                      -------   --------     -----------  ------------   ------------
   Settlement reached to repurchase 2,687,500
    shares of common stock of the Company
    in 1996 ($.02 per share)(Note 5)                      --         --             --             --             --

   Sale of common stock for cash and
    settlement of accounts payable in 1997
    ($.05 per share)                                      --         --          585,000            585         30,206

   Issuance of warrants in connection with
    debt offering in 1997 (Note 3)                        --         --             --             --          361,201

   Purchase of common stock by conversion of
    note principal in 1997 ($.27 per share)(Note 3)       --         --        1,416,146          1,416        621,500

   Purchase of common stock by conversion of
    note interest in 1997 ($.27 per share)(Note 3)        --         --          108,241            108         28,756

   Additional purchases of common stock for
    cash in connection with note conversions
    in 1997 ($.27 per share)(Note 3)                      --         --        1,765,278          1,765        468,976

   Net loss for the period from inception through
    December 31, 1997                                     --         --             --             --             --
                                                      -------   --------     -----------  ------------   ------------

Balance, December 31, 1997                                --         --       45,393,666         45,393      3,763,213

   Issuance of warrants in connection with
    debt offering (Note 3)                                --         --             --             --          157,996

   Issuance of common stock in exchange for
    services ($.17 per share)                             --         --          937,500            938        159,062

   Sale of common stock for cash
    in 1998 ($.13 per share)                              --         --        2,250,000          2,250        297,750

                                                                                         Deficit
                                                                                       accumulated
                                                                                        during the
                                                           Stock         Treasury      development
                                                       subscriptions      stock           stage          Total
                                                      ---------------   ----------    -------------   -----------
   Settlement reached to repurchase 2,687,500
    shares of common stock of the Company
    in 1996 ($.02 per share)(Note 5)                             --        (43,750)            --         (43,750)

   Sale of common stock for cash and
    settlement of accounts payable in 1997
    ($.05 per share)                                             --           --               --          30,791

   Issuance of warrants in connection with
    debt offering in 1997 (Note 3)                               --           --               --         361,201

   Purchase of common stock by conversion of
    note principal in 1997 ($.27 per share)(Note 3)              --           --               --         622,916

   Purchase of common stock by conversion of
    note interest in 1997 ($.27 per share)(Note 3)               --           --               --          28,864

   Additional purchases of common stock for
    cash in connection with note conversions
    in 1997 ($.27 per share)(Note 3)                             --           --               --         470,741

   Net loss for the period from inception through
    December 31, 1997                                            --           --         (8,031,938)   (8,031,938)
                                                      ---------------   ----------    -------------   -----------

Balance, December 31, 1997                                       --        (43,750)      (8,031,938)   (4,267,082)

   Issuance of warrants in connection with
    debt offering (Note 3)                                       --           --               --         157,996

   Issuance of common stock in exchange for
    services ($.17 per share)                                    --           --               --         160,000

   Sale of common stock for cash
    in 1998 ($.13 per share)                                     --           --               --         300,000


                         (Continued on following page)
                            See accompanying notes.

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
   For the Period from December 30, 1992 (inception) through December 31, 2003

                         (Continued from preceding page)



                                                                                                          Additional
                                                       Preferred stock             Common stock            paid-in
                                                      Shares     Amount        Shares        Amount        capital
                                                      -------   --------     -----------  ------------   ------------
   Exercise of warrants by conversion of
     note interest ($.14 per share)(Note 3)             --         --           56,250             56           3,694

   Additional purchases of common stock for
     cash in connection with note conversions
     ($.27 per share)(Note 3)                           --         --          427,500            428         113,572

   Purchase of common stock by conversion of
     note principal and interest ($.52 per share)
     (Note 3)                                           --         --        3,266,250          3,266       1,709,903

   Exercise of warrants by conversion of
     note principal and interest ($.52 per share)
     (Note 3)                                           --         --          736,543            737         376,240

   Cash received in connection with subsequent
     conversion of note and interest to stock           --         --             --             --              --

   Issuance of common stock pursuant
     to recapitalization (Note 5)                       --         --        6,000,000          6,000          (6,000)

   Settlement of accounts payable by the
     issuance of common stock ($1.08 per
     share)                                             --         --           26,977             27          29,218

   Net loss for the year ended December
     31, 1998                                           --         --             --             --              --
                                                    --------   --------   ------------   ------------    ------------

Balance, December 31, 1998                              --         --       59,094,686         59,095       6,604,648

   Purchase of common stock by conversion of
     note principal and interest ($.73 per share)
     (Note 3)                                           --         --          543,750            544         398,445

   Exercise of warrants by conversion of
     note principal and interest ($.53 per share)
     (Note 3)                                           --         --          541,121            541         288,508

                                                                                         Deficit
                                                                                       accumulated
                                                                                        during the
                                                           Stock         Treasury      development
                                                       subscriptions      stock           stage           Total
                                                      ---------------   ----------    -------------   -------------
   Exercise of warrants by conversion of
     note interest ($.14 per share)(Note 3)                      --            --               --            3,750

   Additional purchases of common stock for
     cash in connection with note conversions
     ($.27 per share)(Note 3)                                    --            --               --          114,000

   Purchase of common stock by conversion of
     note principal and interest ($.52 per share)
     (Note 3)                                                    --            --               --        1,713,169

   Exercise of warrants by conversion of
     note principal and interest ($.52 per share)
     (Note 3)                                                    --            --               --          376,977

   Cash received in connection with subsequent
     conversion of note and interest to stock                  75,000          --               --           75,000

   Issuance of common stock pursuant
     to recapitalization (Note 5)                                --            --               --             --

   Settlement of accounts payable by the
     issuance of common stock ($1.08 per
     share)                                                      --            --               --           29,245

   Net loss for the year ended December
     31, 1998                                                    --            --         (1,890,976)    (1,890,976)
                                                      ---------------    ----------    -------------    -----------

Balance, December 31, 1998                                     75,000       (43,750)      (9,922,914)    (3,227,921)

   Purchase of common stock by conversion of
     note principal and interest ($.73 per share)
     (Note 3)                                                    --            --               --          398,989

   Exercise of warrants by conversion of
     note principal and interest ($.53 per share)
     (Note 3)                                                 (75,000)         --               --          214,049


                         (Continued on following page)
                            See accompanying notes.

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
   For the Period from December 30, 1992 (inception) through December 31, 2003

                         (Continued from preceding page)



                                                                                                      Additional
                                                  Preferred stock             Common stock              paid-in          Stock
                                                 Shares     Amount       Shares         Amount          capital      subscriptions
                                                --------   --------   ------------   ------------    ------------   ---------------
   Sale of common stock for cash and in
     exchange for stock offering services
     ($1.00 per share) (Note 5)                     --         --        3,456,360          3,457       2,475,245              --

   Exercise of warrants                             --         --          116,250            116          18,884              --

   Issuance of common stock for employee
     compensation ($.90 per share)                  --         --           50,000             50          44,950              --

   Purchase of 6,687,242 treasury shares
     ($.08 per share) (Note 5)                      --         --             --             --              --                --

   Issuance of common stock in settlement of
     account payable ($1.00 per share)              --         --           26,360             26          26,334              --

   Extension of exercise period of warrants
     issued in connection with debt offerings       --         --             --             --           959,895              --

   Net loss for the year ended December
     31, 1999                                       --         --             --             --              --                --
                                                --------   --------   ------------   ------------    ------------   ---------------

Balance, December 31, 1999                          --         --       63,828,527         63,829      10,816,909              --

   Sale of common stock for cash
     ($1.00 per share) (Note 5)                     --         --           50,000             50          49,950              --

   Exercise of warrants  (Note 5)                   --         --          249,892            249          16,394              --

   Issuance of common stock for employee
     compensation ($.90 per share) (Note 5)         --         --          105,000            105          94,395              --

   Warrants exercised on a cashless basis in
     consideration for private stock offering
     services ($.90 per share)(Note 5)                         --        2,009,202          2,009          (2,009)             --

                                                                  Deficit
                                                               accumulated
                                                               during the
                                                 Treasury      development
                                                  stock           stage           Total
                                                ----------    -------------    -----------
   Sale of common stock for cash and in
     exchange for stock offering services
     ($1.00 per share) (Note 5)                       --               --        2,478,702

   Exercise of warrants                               --               --           19,000

   Issuance of common stock for employee
     compensation ($.90 per share)                    --               --           45,000

   Purchase of 6,687,242 treasury shares
     ($.08 per share) (Note 5)                    (520,000)            --         (520,000)

   Issuance of common stock in settlement of
     account payable ($1.00 per share)                --               --           26,360

   Extension of exercise period of warrants
     issued in connection with debt offerings         --               --          959,895

   Net loss for the year ended December
     31, 1999                                         --         (3,185,702)    (3,185,702)
                                                ----------    -------------    -----------

Balance, December 31, 1999                        (563,750)     (13,108,616)    (2,791,628)

   Sale of common stock for cash
     ($1.00 per share) (Note 5)                       --               --           50,000

   Exercise of warrants  (Note 5)                     --               --           16,643

   Issuance of common stock for employee
     compensation ($.90 per share) (Note 5)           --               --           94,500

   Warrants exercised on a cashless basis in
     consideration for private stock offering
     services ($.90 per share)(Note 5)                --               --             --


                         (Continued on following page)
                            See accompanying notes.

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
   For the Period from December 30, 1992 (inception) through December 31, 2003

                         (Continued from preceding page)



                                                                                                                 Additional
                                                              Preferred stock            Common stock              paid-in
                                                            Shares      Amount      Shares         Amount          capital
                                                           ---------  ---------- ------------   ------------    ------------
   Extension of exercise period of warrants issued
     in connection with debt offerings (Note 5)                --           --           --             --           (95,901)

   Sale of preferred stock for cash (Note 5)                       3     750,000         --             --           750,000

   Preferred stock dividends                                   --           --           --             --              --

   Intrinsic value of stock options granted to
     officers of the Company (Note 5)                          --           --           --             --           324,527

   Conversion of notes payable into common stock
     (Note 3)                                                  --           --      1,389,000          1,389         895,675

   Settlement of debenture payable (Note 5)                    --           --           --             --           226,170

   Net loss for the year ended
     December 31, 2000                                         --           --           --             --              --
                                                           ---------  ---------- ------------   ------------    ------------

Balance, December 31, 2000                                         3     750,000   67,631,621         67,631      13,076,110

   Sale of common stock for cash ($.27 to $.36 per
     share) (Note 5)                                           --           --      6,600,000          6,600       2,045,400

   Preferred stock dividends                                   --           --           --             --              --

   Intrinsic value of stock options granted to employees
     and fair value of stock options granted to
     consultants (Note 6)                                      --           --           --             --           430,374

   Conversion of notes payable into common
     stock (Note 3)                                            --           --      2,715,000          2,715       1,866,040

   Conversion of short-term note payable into common
     stock (Note 3)                                            --           --        310,155            310         251,241

   Extension of exercise period of warrants issued
     in connection with debt offering (Note 5)                 --           --           --             --           474,175

                                                                                              Deficit
                                                                                           accumulated
                                                                                           during the
                                                                Stock        Treasury      development
                                                            subscriptions     stock           stage           Total
                                                           ---------------  ----------    -------------    -----------
   Extension of exercise period of warrants issued
     in connection with debt offerings (Note 5)                       --          --               --          (95,901)

   Sale of preferred stock for cash (Note 5)                          --          --               --             --

   Preferred stock dividends                                          --          --             (4,603)        (4,603)

   Intrinsic value of stock options granted to
     officers of the Company (Note 5)                                 --          --               --          324,527

   Conversion of notes payable into common stock
     (Note 3)                                                         --          --               --          897,064

   Settlement of debenture payable (Note 5)                           --          --               --          226,170

   Net loss for the year ended
     December 31, 2000                                                --          --         (2,512,686)    (2,512,686)
                                                           ---------------  ----------    -------------    -----------

Balance, December 31, 2000                                            --      (563,750)     (16,375,905)    (3,045,914)

   Sale of common stock for cash ($.27 to $.36 per
     share) (Note 5)                                                  --          --               --        2,052,000

   Preferred stock dividends                                          --          --            (56,055)       (56,055)

   Intrinsic value of stock options granted to employees
     and fair value of stock options granted to
     consultants (Note 6)                                             --          --               --          430,374

   Conversion of notes payable into common
     stock (Note 3)                                                   --          --               --        1,868,755

   Conversion of short-term note payable into common
     stock (Note 3)                                                   --          --               --          251,551

   Extension of exercise period of warrants issued
     in connection with debt offering (Note 5)                        --          --               --          474,175


                         (Continued on following page)
                            See accompanying notes.

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
   For the Period from December 30, 1992 (inception) through December 31, 2003

                         (Continued from preceding page)



                                                                                                             Additional
                                                         Preferred stock             Common stock              paid-in
                                                        Shares     Amount        Shares         Amount         capital
                                                       --------   --------   --------------  ------------    ------------
   Sales of common stock for cash ($.75 per share)
    (Note 5)                                               --          --         2,292,000          --              --

   Net retirement of stock and cash paid upon merger
    with E. Schulze Corp. (Note 5)                         --          --        (2,292,000)         --              --

   Stock issued to consultants for services (Note 5)       --          --           542,500           543         573,882

   Sales of common stock for cash ($.75 per  share)
    (Note 5)                                               --          --           403,999           404         302,596

   Exercise of warrants (Note 5)                           --          --           513,039           513          82,084

   Conversion of preferred stock into common stock
    (Note 5)                                                 (1)   (250,000)        661,926           662         249,338

   Issuance of common stock for debt issuance
    costs ($.39 per share) (Note 5)                        --          --         1,000,000         1,000         389,000

   Stock subscription received for the purchase
    of 810,186 shares of common stock (Note 5)             --          --              --            --              --

   Net loss for the year ended
    December 31, 2001                                      --          --              --            --              --
                                                       --------   --------   --------------  ------------    ------------

Balance, December 31, 2001                                    2     500,000      80,378,240        80,378      19,740,240

   Sale of common stock for cash ($.36 per share),
    net of offering costs of $40,665 (Note 5)              --          --         2,261,716         2,262         779,924

   Preferred stock dividends                               --          --              --            --              --

   Intrinsic value of stock options granted to
    officers of the Company (Note 5)                       --          --              --            --            12,600

   Value of stock options granted to
    consultants (Note 5)                                   --          --              --            --            45,180

                                                                                          Deficit
                                                                                        accumulated
                                                                                        during the
                                                           Stock          Treasury      development
                                                       subscriptions       stock           stage           Total
                                                       ---------------  ------------    -------------    -----------
   Sales of common stock for cash ($.75 per share)
    (Note 5)                                                      --       1,719,000             --        1,719,000

   Net retirement of stock and cash paid upon merger
    with E. Schulze Corp. (Note 5)                                --      (1,719,000)            --       (1,719,000)

   Stock issued to consultants for services (Note 5)              --            --               --          574,425

   Sales of common stock for cash ($.75 per  share)
    (Note 5)                                                      --            --               --          303,000

   Exercise of warrants (Note 5)                                  --            --               --           82,597

   Conversion of preferred stock into common stock
    (Note 5)                                                      --            --               --             --

   Issuance of common stock for debt issuance
    costs ($.39 per share) (Note 5)                               --            --               --          390,000

   Stock subscription received for the purchase
    of 810,186 shares of common stock (Note 5)                 350,000          --               --          350,000

   Net loss for the year ended
    December 31, 2001                                             --            --         (4,653,268)    (4,653,268)
                                                       ---------------  ------------    -------------    -----------

Balance, December 31, 2001                                     350,000      (563,750)     (21,085,228)      (978,360)

   Sale of common stock for cash ($.36 per share),
    net of offering costs of $40,665 (Note 5)                 (175,000)         --               --          607,186

   Preferred stock dividends                                      --            --            (30,000)       (30,000)

   Intrinsic value of stock options granted to
    officers of the Company (Note 5)                              --            --               --           12,600

   Value of stock options granted to
    consultants (Note 5)                                          --            --               --           45,180


                         (Continued on following page)
                            See accompanying notes.

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
   For the Period from December 30, 1992 (inception) through December 31, 2003

                         (Continued from preceding page)

                                                                                                                   Additional
                                                                Preferred stock           Common stock               paid-in
                                                              Shares     Amount       Shares         Amount          capital
                                                             --------  ---------   ------------   ------------    ------------
   Cancellation of common stock issued to consultants          --           --        (100,000)           (100)            100

   Conversion of notes payable into common
    stock (Note 2)                                             --           --         837,712             838         438,694

   Extension of exercise period of warrants issued
    in connection with debt offering (Note 2)                  --           --            --              --           (74,108)

   Stock subscription received for the purchase
    of 2,752,315 shares of common stock (Notes 4 and 5)        --           --            --              --              --

   Sale of common stock to three individuals (Note 5)          --           --       1,451,146           1,451         233,549

   Sale of common stock to individuals net of offering
    costs of $3,789 (Note 5)                                   --           --         424,000             424          33,681

   Issuance of common stock previously purchased and
    recorded as stock subscription receivable                  --           --       2,000,000           2,000          98,000

   Common stock issued to consultants                          --           --         300,000             300          11,700

   Value of stock options granted to
    lender                                                     --           --            --              --            30,000

   Net loss for the twelve months ended
    December 31, 2002                                          --           --            --              --              --
                                                             --------  ---------   ------------   ------------    ------------

Balance, December 31, 2002                                          2    500,000    87,552,814          87,553      21,349,560

   Common stock issued in exchange for services
    (Note 5)                                                   --           --         573,334             573           5,160

   Issuance of options in connection with debt financing
    (Note 5)                                                                                                            37,500

   Record Bushman Group settlement                                                                                     175,000

   Net loss for the year ended
    December 31, 2003                                          --           --            --              --              --
                                                             --------  ---------   ------------   ------------    ------------

Balance, December 31, 2003                                          2  $ 500,000    88,126,148    $     88,126    $ 21,567,220
                                                             ========  =========   ============   ============    ============

                                                                                                Deficit
                                                                                             accumulated
                                                                                             during the
                                                                  Stock        Treasury      development
                                                              subscriptions     stock           stage            Total
                                                             ---------------  ----------    -------------    ------------
   Cancel(100,00(100)m-on stock issued to consultants                    --         --               --              --

   Conversion of notes payable into common
    stock (Note 2)                                                       --         --               --           439,532

   Extension of exercise period of warrants issued
    in connection with debt offering (Note 2)                            --         --               --           (74,108)

   Stock subscription received for the purchase
    of 2,752,315 shares--f common stock (Notes 4 and 5)              370,000        --               --           370,000

   Sale of common stock to three individuals (Note 5)               (120,000)       --               --           115,000

   Sale of common stock to individuals net of offering
    costs of $3,789 (Note 5)                                             --         --               --            34,105

   Issuance of common stock previously purchased and
    recorded as stock subscription receivable                       (100,000)       --               --              --

   Common stock issued to consultants                                    --         --               --            12,000

   Value of stock options granted to
    lender                                                               --         --               --            30,000

   Net loss for the twelve months ended
    December 31, 2002                                                    --         --         (2,321,512)     (2,321,512)
                                                             ---------------  ----------    -------------    ------------

Balance, December 31, 2002                                           325,000    (563,750)     (23,436,740)     (1,738,377)

   Common stock issued in exchange for services
    (Note 5)                                                             --         --               --             5,733

   Issuance of options in connection with debt financing
    (Note 5)                                                             --         --               --           37,500

   Record Bushman Group settlement                                  (175,000)       --               --              --

   Net loss for the year ended
    December 31, 2003                                                    --         --           (196,542)       (196,542)
                                                             ---------------  ----------    -------------    ------------

Balance, December 31, 2003                                   $       150,000  $ (563,750)   $ (23,633,282)   $ (1,891,686)
                                                             ===============  ==========    =============    ============


                         (Continued on following page)
                            See accompanying notes.

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                 For the Years Ended December 31, 2002 and 2003
 and for the Period from December 30, 1992 (inception) through December 31, 2003

                                                                                       Cumulative
                                                                                        amounts
                                                                                         from
                                                          2002            2003         inception
                                                      ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                           $ (2,321,512)   $   (196,542)   $(22,792,624)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                         44,426          32,498         413,765
      Loss on disposal of fixed assets                       2,316         119,830         122,146
      Restructuring charges                                   --              --           222,632
      Common stock issued for services, patents and
       payables                                            124,528           5,733       4,429,766
      Amortization of debt issuance costs                  147,501         152,499       2,029,903
      Reduction in note receivable - related party
       charged to research and development                    --              --           244,311
      Changes in assets and liabilities:
       Accounts receivable and notes receivable              3,224            --           (63,860)
       Inventory                                                71           5,454        (104,380)
       Other assets                                        (13,250)         72,953            (580)
       Accounts payable                                    340,422        (482,700)        681,591
       Interest payable                                     60,169          25,997         977,637
       Other                                               247,266         155,099         501,063
                                                      ------------    ------------    ------------

      Total adjustments                                    956,673          87,363       9,453,994
                                                      ------------    ------------    ------------

      Net cash used in operations                       (1,364,839)       (109,179)    (13,338,630)

Cash flows from investing activities:
   Purchase of property and equipment                       (1,342)           --          (382,780)
   Proceeds from sale of property and equipment               --              --           125,000
   Advances - related party                                   --              --          (244,311)
   Patent costs                                             (6,929)           --          (136,549)
   Lease deposits                                             --              --           (27,880)
   Debt issuance costs                                        --              --           (10,000)
                                                      ------------    ------------    ------------

      Net cash used in investing activities                 (8,271)           --          (676,520)

Cash flows from financing activities:
   Proceeds from sale of common stock and warrants       1,056,290          37,500       9,242,034
   Purchase of treasury stock                                 --              --          (520,000)
   Proceeds from sale of preferred stock                      --              --           750,000
   Preferred stock dividends                               (20,000)           --           (80,658)
   Proceeds from stockholder loans                            --             6,000           6,000
   Repayments of capital leases                               --              --           (14,087)
   Proceeds from notes payable                             320,051          67,100       5,607,918
   Repayments of notes payable                                --              --          (969,948)
                                                      ------------    ------------    ------------

      Net cash provided by financing activities          1,356,341         110,600      14,021,259
                                                      ------------    ------------    ------------

Net increase (decrease) in cash                            (16,769)          1,421           6,109

Cash and cash equivalents at beginning of period            21,457           4,688            --
                                                      ------------    ------------    ------------

Cash and cash equivalents at end of period            $      4,688    $      6,109    $      6,109
                                                      ============    ============    ============

                         (Continued on following page)
                            See accompanying notes.

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                 For the Years Ended December 31, 2002 and 2003
 and for the Period from December 30, 1992 (inception) through December 31, 2003

                         (Continued from preceding page)

Supplemental disclosure of cash flow information:

                                                                                       Cumulative
                                                                                        amounts
                                                                                         from
                                                          2002            2003         inception
                                                      ------------    ------------    ------------
Cash paid during period for
   interest                                           $       --      $       --      $  1,362,414

Supplemental disclosure of non-cash financing activities:

                                                                                       Cumulative
                                                                                        amounts
                                                                                         from
                                                          2002            2003         inception
                                                      ------------    ------------    ------------
Common stock issued for:
   Services, patents and payables                     $     12,000    $      5,733    $  1,015,724
   Conversion of notes payable                             200,000            --         3,813,719
   Conversion of interest                                  110,667            --           868,388
   Cancellation of notes payable                              --              --           300,000
   Debt issuance costs                                      30,000            --           420,000
   Debt conversion costs                                   128,856            --         1,179,304
                                                      ------------    ------------    ------------

                                                      $    481,523    $      5,733    $  7,597,135
                                                      ============    ============    ============

Warrants issued in debt offer:
   Additional paid-in capital                         $    (74,108)   $    (37,500)   $  2,886,673
   Expensed as interest                                     74,108          37,500      (2,886,673)

Capital leases recorded:
   Purchase of fixed assets                           $       --      $     --        $    261,967
   Obligations under capital lease                            --            --            (261,967)

Compensation recorded upon
   grant of stock options                             $     57,780    $     --        $    812,681

                            See accompanying notes.

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2003


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

      On October 8, 1998, the Company consummated an agreement and plan of merger with Crescent Gold (Crescent), in which Crescent acquired all of the issued and outstanding common shares of the Company (See Note 6). The Company was merged into Crescent, and Crescent changed its name to In Store Media Systems, Inc. For accounting purposes, the acquisition has been treated as a recapitalization of the Company, based upon historical cost, a reverse acquisition with the Company as the acquirer. The Company owns 100% of Data Driven Marketing, Inc., which has had no activity through December 31, 2003.

      On November 12, 2002 (the "Petition Date"), the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Restructuring Proceedings") in the United States Bankruptcy Court for the District of Colorado (the "Bankruptcy Court"), seeking to restructure its operations and obligations (the "Restructuring") in response to a lawsuit (the "LGS Lawsuit") filed by LGS, whom the Company believed was obligated to provide technology, intellectual property and services to the Company under the terms of a license agreement entered into by the Company and the third party. As a result of the filing of the Restructuring Proceedings, the Company was entitled to protection from its creditors. (See Note 11-"Subsequent Events") As part of the Restructuring Proceedings, the Company has changed its name to AFG Enterprises, Inc.

      The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, is highly uncertain. While operating as a debtor-in-possession ("DIP") under the protection of Chapter 11 of the Bankruptcy Code, and subject to approval of the Bankruptcy Court, or otherwise as permitted in the ordinary course of business, the Debtor, may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical financial statements. (See Note 11-"Subsequent Events")

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2003


1.    Organization and summary of significant accounting policies (continued)

      Basis of presentation and management's plans:

      The Company is operating its business as a DIP (the "Debtor") subject to the provisions of the Bankruptcy Code. The appropriateness of using the going concern basis for the Company's financial statements is dependent upon, among other things: (i) the Company's ability to comply with the terms of the DIP credit facility which was approved by the Court on July 15, 2003 (the "DIP Facility") and provided to the Company by Acclaim Financial Group Venture II, LLC ("AFGVII") and any cash management order entered by the Bankruptcy Court in connection with the Restructuring Proceedings; (ii) the ability of the Company to maintain adequate cash on hand to fund its operations; (iii) the ability of the Company to generate cash from operations or the sale of assets; (iv) confirmation of a plan of reorganization under the Bankruptcy Code; and (v) the Company's ability to achieve profitability following such confirmation. (See Note 11-"Subsequent Events")

      The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

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

      Pursuant to the Bankruptcy Code, the Debtor has filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtor as of the Petition Date. In connection with the filing of the Bankruptcy Case, the Company issued proof of claim forms to known creditors, vendors and other parties with whom the Company has previously conducted business. To the extent that recipients disagree with the claims as quantified on these forms, the recipient may file discrepancies with the Bankruptcy Court. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the Restructuring Proceedings. The Bankruptcy Court ultimately will determine liability amounts that will be allowed for these claims in the Chapter 11 Cases. An August 24, 2004 bar date was set for the filing of proofs of claim against the Company. Because the Debtor has not completed evaluation of the claims received in connection with this process, the ultimate number and allowed amount of such claims are not presently known. The resolution of such claims could result in a material adjustment to the Company's financial statements.

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2003


1.    Organization and summary of significant accounting policies (continued)

      Approximately 41 proofs of claim totaling approximately $1,937,423 million alleging a right to payment from the Company were filed in connection with the June 10, 2003 bar date, including unsecured claims totaling $1,795,960 as well as potentially significant claims classified as "unknown" or "unliquidated". The resolution of such claims could result in a material adjustment to the Company's financial statements.

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

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2003


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

      Advertising costs:

      The Company expenses the costs of advertising as incurred. Advertising expense was $110,855 and $0 for the years ended December 31, 2002 and 2003, respectively.

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

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2003


1.    Organization and summary of significant accounting policies (continued)


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

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2003


2.    Notes payable

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

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2003


2.    Notes payable (continued)

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

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2003


2.    Notes payable (continued)

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

      In October 2002, the Company borrowed $100,000 from a shareholder of the Company bearing interest at 18% per annum with the option of purchasing 1,000,000 shares of stock in lieu of receiving interest under the note. The loan is collateralized by a collateral assignment of all litigation claims against Let's Go Shopping, all patents currently held by the Company and all other assets of the Company not subject to a prior lien. During 2002, the Company also borrowed $39,647 from directors and former directors of the Company.

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2003


2.    Notes payable (continued)

      During 2001, notes of $91,000, $30,000 and $130,000 plus accrued interest payable to the Company's former president, the Company's president and a partnership in which the Company's president is the general partner, respectively, were paid to note holders or the notes were converted into equity.

      Between February and June 2003, the Company received a net of $17,100 in short-term loans from an officer and directors of the Company which funds were used to support Company activity.

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

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2003


2.    Notes payable (continued)

      Short-term notes payable related party at December 31, 2002 and 2003 consisted of the following:

                                                                    2002       2003
                                                                  --------   --------
18% Note payable, secured, to a shareholder related to the
   former president of the Company                                $100,000   $100,000

Non interest bearing loans from shareholders                            --      6,000

6.75% Note payable to an insurance finance company,
   payable in monthly installments of $6,216 including interest
   through July 10, 2003                                            54,400         --
                                                                  --------   --------

(Weighted average interest rate 2002 - 14% and 2003 - 17%)        $154,400   $106,000
                                                                  ========   ========

3.    Pre-petition liabilities

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

      As of December 31, 2002 and 2003, pre-petition liabilities subject to compromise consisted of the following:

                                                     2002               2003
                                                 -----------        -----------
Accounts payable                                 $ 1,163,759        $   632,019
Accrued expenses                                     301,910            271,329
Interest payable                                     190,986            190,986
Notes payable                                        443,597            443,597
                                                 -----------        -----------
                                                   2,100,252          1,537,931
Less:
Debt issuance costs                                 (239,166)           (86,667)
                                                 -----------        -----------
Net pre-petition liabilities
 subject to compromise                           $ 1,861,086        $ 1,451,264
                                                 ===========        ===========

4.    Income taxes

      At December 31, 2003, the Company has a net operating tax loss carryforward of approximately $15,865,700, future tax deductions of $2,396,700 which may be used to offset future taxable income, and unused tax credits of $274,000. The future tax deductions result from capitalizing pre-operating costs for income tax reporting purposes and expensing these costs for financial statement purposes.

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2003


4.    Income taxes (continued)

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

                                2008                        $   311,700
                                2009                             28,000
                                2011                          1,109,900
                                2012                          2,054,000
                                2018                            520,000
                                2019                          1,624,300
                                2020                            484,200
                                2021                          4,926,400
                                2022                          3,379,100
                                2023                          1,428,100
                                                            -----------
                                                            $15,865,700

      At December 31, 2002 and 2003, total deferred tax assets and valuation allowance are as follows:

                                                       2002             2003
                                                   -----------      -----------
Net operating loss carryforwards                   $ 5,385,000      $ 5,918,000
Capitalized pre-operating costs                      1,341,000          894,000
Research and development tax credits                   274,000          274,000
                                                   -----------      -----------

Total                                                7,000,000        7,086,000
Less valuation allowance                            (7,000,000)      (7,086,000)
                                                   -----------      -----------
                                                   $        --      $        --
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

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2003


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

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2003

5.    Stockholders' equity (continued)

      The Company also accepted an offer of settlement of its lawsuit against Peter Indovina, et al. The Settlement gave the Company the right to recover 6,687,242 shares of the Company's stock, warrants to purchase the Company's stock and certain royalties payable by the Company. The Company exercised its right during 1999 by the payment of $520,000 in cash.

      In 1997 and 1998, the Company issued 3,289,665 and 4,430,293 shares respectively, under the offering of convertible debt outlined in Note 2.

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

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2003


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

      In 2000 and 2001, the Company issued 1,389,000 and 3,025,155 shares, respectively, of its common stock upon conversion of notes payable outlined in Note 2.

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

     In May 2001, the Company sold 403,999 shares of common stock to a related party and three other purchasers who qualified as "accredited" investors under Rule 501 of Regulation D under the Securities Act of 1933, as amended ("Securities Act") for total proceeds of $303,000. These proceeds were then used by the Company to reduce notes payable and accrued interest payable to selected noteholders of the Company outlined in Note 2.

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2003


5.    Stockholders' equity (continued)

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

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2003

5.    Stockholders' equity (continued)

      In November 2002, an officer of the Company subscribed for and was issued 2,000,000 shares of common stock generating proceeds of $100,000 to the Company previously recorded as stock subscriptions receivable.

      The Company also sold 1,451,146 shares of common stock to an individual and two directors of the Company for proceeds of $235,000 (including 200,459 shares issued to an officer/director in exchange for the cancellation of a note payable - see Note 2). The directors received options to purchase 501,146 shares of common stock exercisable at $.35 per share until November 15, 2002 and a future royalty of $.00175 per coupon issued under the Let's Go Shopping coupon booklet program until the amount paid for the stock is repaid.

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

      During 2003, the Company issued 573,334 shares of restricted common stock for services rendered by a consultant and two former employees of the Company and recorded an expense of $5,733.

      Stock warrants:


      The following is a summary of stock warrant activity:

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2003

5.    Stockholders' equity (continued)

                                       Exercise                 Number of
                                         price                   shares
                                      ----------               ----------

Balance at December 31, 2001                                     6,393,221

Issued in 2002                                                          --
Exchanged in 2002                                                       --
Exercised in 2002                                                       --
Expired in 2002                       $1.00 to $1.25            (3,243,221)
                                                                ----------
Balance at December 31, 2002                                     3,150,000
                                                                ----------

Issued in 2003                                                          --
Exchanged in 2003                                                       --
Exercised in 2003                                                       --
Expired in 2003                                                         --
                                                                ----------
Balance at December 31, 2003                                     3,150,000
                                                                ==========

Exercisable at December 31, 2003          $2.00                  3,150,000
                                                                ==========

      During 1999, 2000, and 2001 the Company extended the exercise period of the remaining A, B and C warrants issued in 1996 in connection with the private placement of promissory notes for an additional 90 to 120 days. For accounting purposes the Company treated these extensions as stock appreciation rights and therefore were valued at $959,895 for 1999 and were treated as additional paid-in capital and interest expense. During 2000, although more warrants were extended, the market price of the Company's stock declined resulting in the reduction of interest expense and additional paid-in capital of $95,901. During 2001, in connection with a further extension of these warrants, $474,175 was recorded as an increase in interest expense and additional paid-in-capital. All such related warrants that were not exercised during 2001, expired as of December 31, 2001. Additionally, during 2001 the Company issued 513,039 shares of common stock upon the exercise of certain A, B, and C warrants resulting in proceeds of $82,597. Through June 2002, the Company recorded interest expense of $74,108 relating to other warrants at which time these warrants expired.

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

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2003


5.    Stockholders' equity (continued)

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

      During 2000, the board of directors granted to two employees and a director, also serving as a consultant, options to purchase 536,875 shares of the Company's common stock at a strike price of $.25 per share. The board of directors also granted options, to these same three individuals, to purchase 775,000 shares of the Company's common stock at the lesser of $1.00 or 85% of the average price of the Company's common stock for the 15 days prior to the date of exercise. These options vested over time and upon the attainment of certain milestones. During 2000, the Company issued options to a consultant to purchase in the aggregate 400,000 shares of the Company's common stock exercisable at $1.00 to $3.00 per share for two years. For the years ended December 31, 2000 and 2001, the Company recognized compensation expense of $324,527 and $30,783, respectively, resulting from the difference between the exercise price and the market price of the Company's common stock at the time the options were granted. During 2001, the Company also issued options to purchase 650,000 shares of the Company's common stock to two consultants and valued these shares at $118,065.

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

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2003


5.    Stockholders' equity (continued)

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

      During 2003 and in connection with a credit facility with Acclaim Financial Group Ventures II (AFGVII), the Company issued options to AFGVII to purchase up to 20% of the fully diluted stock of the Company at prices ranging from $0.001 to $0.03 per share. Such options are exercisable at AFGVII's discretion and have a term of 5 years from July 15, 2003 the date of the executed and approved credit facility.

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

      Registration of company equity incentive plan:

      In February 2002, the Company completed an S-8 Registration with the Securities and Exchange Commission registering 8,866,875 options to purchase shares of the Company's common stock that were authorized to be issued under the Company's 2000 Omnibus Equity Incentive Plan. As of December 31, 2002, options representing 3,066,875 shares of common stock had been granted to various employees and directors of the Company. Additionally, as of December 31, 2003, no such options were exercised.

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2003


5.    Stockholders' equity (continued)

      The following is a summary of stock option activity:

                                                                  Weighted
                                            Option price per      average           Number of
                                                 share         exercise price        shares
                                           ----------------- ----------------- ----------------
Balance December 31, 2001                  $ 0.21 to $3.00         $ 0.93            12,276,875

Granted                                    $  0.01 to $.44         $ 0.26             3,907,769
Exercised                                  $            --         $   --                    --
Forfeited                                  $ 0.25 to $3.00         $ 0.51            (3,919,644)
                                                                                ---------------

Balance December 31, 2002                  $ 0.01 to $1.50         $ 0.86            12,265,000

Granted                                    $0. 001 to $.03         $ 0.02            19,282,809


Exercised                                  $            --         $   --                    --
Forfeited                                  $ 0.01 to $1.00         $ 0.33            (2,455,000)
                                                                                ---------------

Balance December 31, 2003                  $0.001 to $1.50         $ 0.35            29,092,809
                                                                                ===============

Options exercisable at December 31, 2003   $0.001 to $1.50         $ 0.35            29,092,809
                                           ===============                      ===============

      The following is additional information with respect to those options and warrants outstanding at December 31, 2003:


                                 Weighted
                                 average
                                remaining          Weighted
                             contractual life       average         Number of
           Price per share      in years        exercise price       shares
           ----------------  ----------------   --------------  ---------------
Options          $0.001            4.67               $ 0.001         4,473,840
                 $0.01             4.67               $ 0.010         4,697,532
              $0.02-$0.03          4.67               $ 0.025        10,111,437
             $0.12 to $0.18        1.71               $ 0.120
                                                                         50,000
             $0.21 to $0.31        2.81               $ 0.294
                                                                        800,000
             $0.36 to $0.54        3.29               $ 0.443
                                                                        700,000
            $0.75 to $01.13        1.61               $ 0.875         4,130,000
             $1.25 to $1.50        1.64               $ 1.375         4,130,000
                                                                ---------------
                                                                     29,092,809

Warrants         $2.00              3.0               $  2.00         3,150,000
                                                                ===============

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2003


5.    Stockholders' equity (continued)

      The Company has adopted the  disclosure-only  provisions  of  Statement of
      Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans unless the grant date fair value of the underlying common stock exceeded the exercise price of the option. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards during the years ended December 31, 2002 and 2003 in accordance with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                                   2002              2003
                                              -------------      -------------
      Net loss - as reported                  $  (2,321,512)     $    (196,542)
      Net loss - pro forma                       (2,386,321)          (196,542)
      Loss per share - as reported                    (0.03)                 *
      Loss per share - pro forma                      (0.03)                 *

         * Less than ($.01) per share

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002 and 2003, dividend yield of 0%; expected volatility of 100%, risk-free interest rate of 5.48%; and expected life of 10 years.

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

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2003


7.    Commitments and contingencies (continued)

      This debt was  discharged as a result of the bankruptcy  proceedings  (See
      Note 11).

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

      Capital lease commitments:

      The Company leased certain equipment under capital leases. On March 18, 1998, a major shareholder of the Company assumed the $247,880 remaining balance on certain capital leases and the deposit received of $27,880 by issuing to the lessor 929,552 shares of the Company's restricted common stock owned by the shareholder.

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

8.    Financial instruments

      The fair value of the pre-petition liabilities is negligible due to the pending bankruptcy.

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

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2003


10.   Reorganization expense

      The Company has recorded certain legal expenses as reorganization expenses under its Chapter 11 bankruptcy filing. Such treatment is consistent with Statement of Position 90-7 as issued by the Accounting Standards Executive Committee in November 1990.

11.   Subsequent events

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

      Class 3--Allowed Unsecured Claims in Excess of $1,000: These claims constitute allowed unsecured claims held by various claimants with respect to period prior to the Petition Date who have not elected to be treated as Class 4 Claims. These claims equaled approximately $1,900,000. Such claims were converted into their pro rata share of 1,500,000 shares of the Replacement Common Stock.

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

      Class 6--Interests: These constitute any equity interest in the Company including Common Stock, preferred stock, options, warrants, convertible instruments and other equity equivalents but excluding the options granted to AFGVII in connection with the DIP Facility. There are currently 78,751,406 shares (net of 9,374,742 treasury shares) of Common Stock outstanding, 2 shares of Preferred Stock outstanding (convertible into 1,890,598 shares of Common Stock) and 19,282,809 options and other equity equivalents outstanding. All shares of Common Stock and preferred stock will be reverse split into 500,000 shares of the Replacement Common Stock. The number of shares subject to AFGVII's option to purchase Common Stock will be adjusted to reflect the stock split. The exercise price per share is not subject to adjustment and will remain at various prices ranging from $0.001 to $0.03.

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

Date: April 15, 2005                   AFG ENTERPRISES, INC.
                                       (Registrant)


                                       By:   /s/ Erich Spangenberg
                                           -------------------------------------
                                             Erich Spangenberg, CEO


                                       By:   /s/ William P. Stelt
                                           -------------------------------------
                                             William P. Stelt, CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              AFG ENTERPRISES, INC.


Date:    April 15, 2005                    /s/ John B. Burns III
                                        ------------------------------------
                                               John B. Burns, III, Director


Date:    April 15, 2005                     /s/ Douglas B. Croxall
                                        ------------------------------------
                                                Douglas B. Croxall, Director


Date:    April 15, 2005                     /s/ Erich Spangenberg
                                        ------------------------------------
                                                 Erich Spangenberg, Director


Date:    April 15, 2005                     /s/ David Priham
                                        ------------------------------------
                                                David Pridham, Director


Date:    April 15, 2005                     /s/ Stephen Peary
                                        ------------------------------------
                                                Stephen Peary, Director