Form 10QSB
period 2004-03-31
IN STORE MEDIA SYSTEMS INC
filed 2005-05-17
CIK 1012316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (760) 674-1063
--------------------------------------------------------------------------------
                         (Registrant's telephone number)

                                       N/A
         --------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |_| No |X|

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) after distribution of securities under a plan confirmed by a court: Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes|_|  No|X|

The number of shares outstanding of the issuer's classes of common stock, par value $.001 per share, as of March 31, 2005 is 78,751,406 shares.

                              AFG ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION
-------  ---------------------

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheet - December 31, 2003 and March 31, 2004 (unaudited)..............2

Statement  of  Operations  - For the Three  Months Ended March 31, 2003
and 2004 and for the Period from December 30, 1992 (inception) through
March 31, 2004 (unaudited)....................................................4

Statement of Changes In Stockholders' Equity (Deficit) - For the Three
Months Ended March 31, 2004 (unaudited).......................................5

Statement  of Cash Flows - For the Three  Months  Ended  March 31, 2003
and 2004 and for the Period from December 30, 1992 (inception) through
March 31, 2004 (unaudited)....................................................6

Notes to Unaudited Financial Statements.......................................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........11

ITEM 3.  CONTROLS AND PROCEDURES.............................................14

PART II.     OTHER INFORMATION...............................................15
--------     -----------------

ITEM 1.     LEGAL PROCEEDINGS................................................15

ITEM 2.     CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER
            PURCHASES OF EQUITY SECURITIES...................................15

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES..................................15

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............15

ITEM 5.     OTHER INFORMATION................................................16

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.................................16

                              AFG ENTERPRISES, INC.
                     (FORMERLY IN STORE MEDIA SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                      DECEMBER 31, 2003 AND MARCH 31, 2004
                                  (UNAUDITED)

                                                               2003        2004
                                                             -------     -------
                                 ASSETS

Current assets:
   Cash and cash equivalents                                 $ 6,109     $ 1,433
   Other current assets                                          580          85
                                                             -------     -------

      Total current assets                                     6,689       1,518

Other assets:
   Patent costs, net of accumulated amortization of
    $48,360 (2003)                                            88,191          --
                                                             -------     -------

      Net other assets                                        88,191          --
                                                             -------     -------

                                                             $94,880     $ 1,518
                                                             =======     =======

   The accompanying notes are an integral part of these financial statements

                              AFG ENTERPRISES, INC.
                     (FORMERLY IN STORE MEDIA SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                      DECEMBER 31, 2003 AND MARCH 31, 2004
                                  (UNAUDITED)



                                                                2003           2004
                                                            ------------    ------------
            LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Liabilities Not Subject to Compromise
Current liabilities:
   Accounts payable                                         $     49,572    $     51,940
   Accrued expenses                                              284,134         285,032
   Interest payable                                               28,496          35,107
   Notes payable-related party                                    67,100          67,100
   Short-term notes payable                                      106,000         106,000
                                                            ------------    ------------

      Total current liabilities                                  535,302         545,179

Liabilities Subject to Compromise
   Pre-Petition Liabilities net of debt issuance costs of
    $86,667 (2003) and $54,167 (2004)                          1,451,264       1,503,765

Commitments and contingencies

Stockholders' (deficit):
   Preferred stock, no par value; 50,000,000 shares
    authorized, 2 shares issued and outstanding
    liquidation preference $520,000                              500,000         500,000
   Common stock, $.001 par value; 150,000,000 shares
    authorized, 87,552,814 (2002) and 88,126,148
    (2003) shares issued                                          88,126          88,126
   Additional paid-in capital                                 21,567,220      21,567,220
   Stock subscriptions received                                  150,000         150,000
   Treasury stock, at cost; 9,374,742 shares                    (563,750)       (563,750)
   Deficit accumulated during the development stage          (23,633,282)    (23,789,022)
                                                            ------------    ------------

      Total stockholders' (deficit)                           (1,891,686)     (2,047,426)
                                                            ------------    ------------

                                                            $     94,880    $      1,518
                                                            ============    ============

   The accompanying notes are an integral part of these financial statements

                              AFG ENTERPRISES, INC.
                     (FORMERLY IN STORE MEDIA SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2004
  AND FOR THE PERIOD FROM DECEMBER 30, 1992 (INCEPTION) THROUGH MARCH 31, 2004
                                   (UNAUDITED)

                                                                         Cumulative
                                                                        amounts from
                                            2003           2004          inception
                                        ------------    ------------    ------------
Revenues:
    Coupon handling fees and other      $         --    $         --      $   19,664

Costs and expenses:
    Research and development                      --              --       3,320,137
    General and administrative                81,290         113,164      11,926,311
    Depreciation and amortization             11,100              --         413,765
                                        ------------    ------------    ------------

      Total costs and expenses                92,390         113,164      15,660,213
                                        ------------    ------------    ------------

      Operating loss                         (92,390)       (113,164)    (15,640,549)

Other income (expense):
    Interest income                               --              --         105,872
    Litigation settlement                         --              --        (156,250)
    Restructuring costs                           --              --        (222,632)
    Debt conversion costs                         --              --      (1,437,198)
    Debt forgiveness                              --              --         562,321
    Gain/(loss) on sale of assets                 --              --        (122,146)
    Interest expense                         (55,913)        (39,111)     (5,840,256)
                                        ------------    ------------    ------------

      Total other income (expense)           (55,913)        (39,111)     (7,110,289)
                                        ------------    ------------    ------------

    Loss before reorganization items        (148,303)       (152,275)    (22,750,838)

Reorganization expense                       (13,348)         (3,465)       (197,526)
                                        ------------    ------------    ------------

Net loss                                    (161,651)       (155,740)    (22,948,364)

Preferred stock dividends                         --              --          90,658
                                        ------------    ------------    ------------

Net loss applicable to common
    stockholders                        $   (161,651)   $   (155,740)   $(23,039,022)
                                        ============    ============    ============

Basic and diluted net loss per common
    share                                          *               *    $       (.43)
                                        ============    ============    ============

Weighted average common shares
    outstanding                           78,700,000      78,800,000      54,100,000
                                        ============    ============    ============

    * less than ($.01) per share

   The accompanying notes are an integral part of these financial statements

                              AFG ENTERPRISES, INC.
                     (FORMERLY IN STORE MEDIA SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)

                                               Preferred stock                Common stock            Additional
                                         ---------------------------   ---------------------------      paid-in
                                             Shares        Amount          Shares         Amount        capital
                                         ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2003                          2   $    500,000     88,126,148   $     88,126   $ 21,567,220

   Net loss for the three months ended
    March 31, 2004                                 --             --             --             --             --
                                         ------------   ------------   ------------   ------------   ------------

Balance, March 31, 2004                             2   $    500,000     88,126,148   $     88,126   $ 21,567,220
                                         ============   ============   ============   ============   ============

                                                                         Deficit
                                                                       accumulated
                                                                       during the
                                            Stock        Treasury      development
                                        subscriptions      stock           stage           Total
                                        ------------   ------------    ------------    ------------
Balance, December 31, 2003              $    150,000   $   (563,750)   $(23,633,282)   $ (1,891,686)

   Net loss for the three months ended
    March 31, 2004                                --             --        (155,740)       (155,740)
                                        ------------   ------------    ------------    ------------

Balance, March 31, 2004                 $    150,000   $   (563,750)   $(23,789,022)   $ (2,047,426)
                                        ============   ============    ============    ============

   The accompanying notes are an integral part of these financial statements

                              AFG ENTERPRISES, INC.
                     (FORMERLY IN STORE MEDIA SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
  AND FOR THE PERIOD FROM DECEMBER 30, 1992 (INCEPTION) THROUGH MARCH 31, 2004
                                   (UNAUDITED)

                                                                                       Cumulative
                                                                                         amounts
                                                                                          from
                                                          2003            2004          inception
                                                      ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                           $   (161,651)   $   (155,740)   $(22,948,364)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation, amortization and impairment             11,101          88,191         501,956
      Loss on disposal of fixed assets                          --              --         122,146
      Restructuring charges                                     --              --         222,632
      Common stock issued for services, patents and
       payables                                              5,733              --       4,429,766
      Amortization of debt issuance costs                   43,749          32,500       2,062,403
      Reduction in note receivable - related party
       charged to research and development                      --              --         244,311
      Changes in assets and liabilities:
       Accounts receivable and notes receivable                 --              --         (63,860)
       Inventory                                             5,454              --        (104,380)
       Other assets                                         18,601             495             (85)
       Accounts payable                                      4,586           2,368         683,959
       Interest payable                                      4,658           6,611         984,248
       Other                                                50,000          20,899         521,962
                                                      ------------    ------------    ------------

      Total adjustments                                    143,882         151,064       9,605,058
                                                      ------------    ------------    ------------

      Net cash used in operations                          (17,769)         (4,676)    (13,343,306)

Cash flows from investing activities:
   Purchase of property and equipment                           --              --        (382,780)
   Proceeds from sale of property and equipment                 --              --         125,000
   Advances - related party                                     --              --        (244,311)
   Patent costs                                                 --              --        (136,549)
   Lease deposits                                               --              --         (27,880)
   Debt issuance costs                                          --              --         (10,000)
                                                      ------------    ------------    ------------

      Net cash used in investing activities                     --              --        (676,520)

Cash flows from financing activities:
   Proceeds from sale of common stock                           --              --       9,242,034
   Purchase of treasury stock                                   --              --        (520,000)
   Proceeds from sale of preferred stock                        --              --         750,000
   Preferred stock dividends                                    --              --         (80,658)
   Proceeds from (repayments of) stockholder loans           3,000              --           6,000
   Repayments of capital leases                                 --              --         (14,087)
   Proceeds from notes payable                              12,800              --       5,607,918
   Repayments of notes payable                                  --              --        (969,948)
                                                      ------------    ------------    ------------

      Net cash provided by financing activities             15,800              --      14,021,259
                                                      ------------    ------------    ------------

Net increase (decrease) in cash                             (1,969)         (4,676)          1,433

Cash and cash equivalents at beginning of period             4,688           6,109              --
                                                      ------------    ------------    ------------

Cash and cash equivalents at end of period            $      2,719    $      1,433    $      1,433
                                                      ============    ============    ============

   The accompanying notes are an integral part of these financial statements

                              AFG ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 2004

1.    Basis of presentation and management's plans:

      The accompanying unaudited financial statements have been prepared by the Company. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2004, and the results of operations and cash flows for the periods ended March 31, 2003 and 2004.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has been primarily involved in research and development activities, resulting in significant losses and a stockholders' deficit at March 31, 2004 of $2,047,426. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      On November 12, 2002 (the "Petition Date"), the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Restructuring Proceedings") in the United States Bankruptcy Court for the District of Colorado (the "Bankruptcy Court"), seeking to restructure its operations and obligations (the "Restructuring") in response to a lawsuit (the "LGS Lawsuit") filed by LGS, whom the Company believed was obligated to provide technology, intellectual property and services to the Company under the terms of a license agreement entered into by the Company and the third party. As a result of the filing of the Restructuring Proceedings, the Company was entitled to protection from its creditors. (See Note 4-"Subsequent Events") As part of the Restructuring Proceedings, the Company changed its name to AFG Enterprises, Inc.

      The Company is operating its business as a DIP (the "Debtor") subject to the provisions of the Bankruptcy Code. The appropriateness of using the going concern basis for the Company's financial statements is dependent upon, among other things: (i) the Company's ability to comply with the terms of the DIP credit facility which was approved by the Court on July 15, 2003 (the "DIP Facility") and provided to the Company by Acclaim Financial Group Venture II, LLC ("AFGVII") and any cash management order entered by the Bankruptcy Court in connection with the Restructuring Proceedings; (ii) the ability of the Company to maintain adequate cash on hand to fund its operations; (iii) the ability of the Company to generate cash from operations or the sale of assets; (iv) confirmation of a plan of reorganization under the Bankruptcy Code; and (vi) the Company's ability to achieve profitability following such confirmation. (See Note 4-"Subsequent Events")

      The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in

      Reorganization under the Bankruptcy Code" and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, is highly uncertain. While operating as a debtor-in-possession ("DIP") under the protection of Chapter 11 of the Bankruptcy Code, and subject to approval of the Bankruptcy Court, or otherwise as permitted in the ordinary course of business, the Debtor, may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical financial statements. (See Note 4 - "Subsequent Events")

2.    Income taxes

      No provision for income taxes is required at March 31, 2004, because, in management's estimation the Company will not recognize any taxable income through December 31, 2004.

3.    Registration of company equity incentive plan

      In February 2002, the Company completed a Registration Statement on Form S-8 with the Securities and Exchange Commission registering options to purchase 8,866,875 shares of the Company's common stock that were authorized to be issued under the Company's 2000 Omnibus Equity Incentive Plan. As of March 31, 2004, the Company had granted options to purchase a total of 3,066,875 shares of the Company's common stock to various employees and directors of the Company and none of these stock options were exercised. As of March 31, 2004, options to purchase 1,766,875 shares of the Company's common stock had expired

4.    Subsequent events

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

      Class 1--Secured Claim of NMPP: This claim of $100,000 plus accrued interest constituted the sole claim held by NMPP, Inc. (an affiliate of AFGVII) representing secured indebtedness incurred by the Company prior to the Petition Date. This claim will be converted with the Class 2 claim into a pro rata share of 3,000,000 shares of the Common Stock in the reorganized Company to be issued under the Plan (the "Replacement Common Stock").

      Class 2--Secured Claims of AFGVII: This claim of $250,000 plus accrued interest constituted the sole claim held by AFGVII representing secured indebtedness incurred by the Company under the DIP Facility prior to the effective date of the Plan. Such claim will be converted with the Class 1 claim into a pro rata share of 3,000,000 shares of the Replacement Common Stock.

      Class 3--Allowed Unsecured Claims in Excess of $1,000: These claims constituted allowed unsecured claims held by various claimants incurred prior to the Petition Date who have not elected to be treated as Class 4 Claims. These claims are currently estimated at $ 1,900,000. Such claims will be converted into their pro rata share of 1,500,000 shares of the Replacement Common Stock.

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

The Company is a development stage company engaged in the development of its system for distributing and electronically clearing coupons, certain components of which are patented. The Company generated no revenues from operations during the three months ended March 31, 2003 and 2004. Additionally, the Company has incurred losses of $22,948,364 since inception through March 31, 2004.

At March 31, 2004, the Company had a stockholders' deficit of $2,047,426, which reflects $21,741,596 of common stock, preferred stock and paid in capital (net of amount attributable to treasury stock) and subscriptions received less accumulated deficit of $23,789,022. The accumulated deficit amount is primarily the result of the amount of interest expense incurred in connection with short-term convertible notes and debentures by the Company and its predecessor in private transactions in 1996 through 2001, research and development, general and administrative expenses and the valuation of stock options and warrants incurred since inception. At March 31, 2004, the Company had a working capital deficit of $543,661.

The Company was seeking to eliminate all remaining debt obligations through the conversion or buyout of notes payable. In March 2002, the Company provided these note holders with the option of extending their notes through October 31, 2002 or electing to convert their notes and accrued interest into shares of the Company's common stock. As of March 31, 2004, notes totaling $75,000 had been extended and notes totaling $310,676, including accrued interest of $110,676, had been converted into 837,712 shares of the Company's common stock. As of March 31, 2004, notes totaling $287,500 (including accrued interest of $176,182) remain outstanding and in default. Through March 31, 2004 the Company remained burdened with debt obligations and a continuing lack of working capital.

FINANCIAL CONDITION

The Company had $1,518 in total assets and $2,048,944 in total liabilities (net of debt issuance costs of $54,167) at March 31, 2004, as compared to $94,880 and $1,986,566 (net of debt issuance costs of $86,667) at December 31, 2003, respectively. Accounts payable and accrued expenses at December 31, 2003 were $1,237,054 as compared to $1,260,320 at March 31, 2004. The Company had a working capital deficit of $543,661 at March 31, 2004, as compared to a working capital deficit of $528,613 at December 31, 2003. This difference primarily is attributed to an increase in accounts payable and accrued expenses of $3,266 and an increase in accrued interest of $6,611 and a reduction in cash and prepaid expenses of $5,171.

RESULTS OF OPERATIONS

From inception through November 12, 2002, the Company's operational costs increased or decreased primarily due to the expansion or contraction of the Company's ongoing research and development efforts. The Company has incurred operating expenses of $15,660,213 from inception through March 31, 2004. These expenses include $3,320,137 in research and development expenses and $11,926,311 in general and administrative expenses. The Company introduced its coupon booklet program in 38 Piggly Wiggly Carolina Co., Inc. supermarkets on September 26, 2002. The costs of installation and promotion increased operating expenses during the period. The remaining 77 Piggly Wiggly supermarkets were scheduled to activate the coupon booklet program on or about November 1, 2002. However, on or about August 6, 2002 the Company was notified by legal counsel for Let's Go Shopping, Inc. ("LGS") that in the opinion of LGS, the Patent and License Agreement between the two companies signed November 29, 2001 (the "Agreement") required a minimum license fee payment of $435,000 be paid by October 6, 2002 or the Agreement would be terminated. In Store Media Systems responded to and disputed this demand. On October 10, 2002 a representative of LGS advised the Company that notwithstanding the Company's objections, LGS considered the Agreement terminated. In Store Media Systems disputed this interpretation and took vigorous action to enforce the Agreement. The Company filed for bankruptcy in November 2002 in order to more expeditiously resolve the dispute with LGS. Thereafter, the Company ceased operations except prosecution of its claims against LGS and the bankruptcy case. See Part II, Item I, LEGAL PROCEEDINGS.

QUARTER ENDED MARCH 31, 2003, COMPARED TO QUARTER ENDED MARCH 31, 2002

For the quarter ended March 31, 2004, the Company sustained net losses before reorganization items of $152,275, as compared to net losses of $148,303 for the quarter ended March 31, 2003. The increase in operating losses primarily was due to continuing general and administrative expenses and a decrease in interest expense.

As a result of the LGS action and the bankruptcy filing, the Company had terminated all but two key employees as of December 31, 2002 and suspended all development and research activities. In August 2003, the Company closed its office in Aurora, Colorado as a cost saving measure. The Company's operating expenses for the quarter ended March 31, 2004 increased by 22% to $113,164, as compared to operating expenses of $92,390 for the same period last year. The increase in operating expenses in 2004 was due primarily to the impairment of the Company's patents in the amount of $88,191 combined with a decrease in other general and administrative expenses. General and administrative expenses increased by $31,874 or approximately 39% to $113,164 for the 2004 fiscal quarter as compared to general and administrative expenses of $81,290 for the same period last year. The increase in general and administrative expenses primarily was due to the impairment expense of $88,191 combined with decreases of $11,290 in rent and utilities expense, $4,580 in insurance expense, $5,862 in legal and professional fees, $31,040 in wages and benefits.

The Company's net non-operating expense (consisting solely of interest expense) increased to $39,111 for the quarter ended March 31, 2004 as compared to net non-operating expense (consisting solely of interest expense) of $55,913 for the quarter ended March 31, 2003. The decrease was due to a reduction in the interest rate charged by AFGV II on its credit facility. Reorganization expenses for the quarter ended March 31, 2004 were $3,465.

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

At March 31, 2004, the Company had $2,048,944 in current liabilities and liabilities subject to compromise, of which $287,500 (including $176,182 of interest accrued thereon) was in the form of convertible, short-term debentures issued by the Company and its predecessor in private transactions during the 1998, 1997 and 1996 fiscal years. At March 31, 2004, the Company was in default of its obligations under the notes issued to investors by the Company and its predecessor in the amount of $287,500 (plus accrued interest of $176,182). A portion of the notes were converted into shares of the Company's common stock during the 1998, 1999, 2000, and 2001 fiscal years. In March 2002, the Company offered its note holders the option of extending their notes through October 31, 2002 or electing to convert their notes and accrued interest into shares of the

Company's restricted common stock. Under the extension feature, each note holder had the option of extending their note and accrued interest to October 31, 2002. In consideration for extending their note, each note holder received options to purchase shares of the Company's restricted common stock exercisable at $1.00 per share for each dollar owed the note holder as of March 1, 2002 including all accrued interest. Under the conversion feature, each note holder had the option of converting their note and accrued interest into shares of the Company's restricted common stock at $.45 per share. In consideration for converting their note, each note holder received options to purchase shares of the Company's restricted common stock (one option for each share of common stock) at prices ranging from $.50 to $.75 per share. All options expired on December 31, 2002. As of March 31, 2004, notes totaling $75,000 had been extended and notes totaling $310,676, including accrued interest of $110,676 had been converted into 837,712 shares of the Company's common stock. At December 31, 2003 and March 31, 2004, notes in the aggregate principal amount of $287,500 remained outstanding classified as liabilities subject to compromise. The remaining portion of the Company's current liabilities are comprised of accounts payable of $51,940, accrued expenses of $285,032, short-term note obligations totaling $173,100 and interest payable of $35,107. The Company's remaining liabilities subject to compromise consisted of accounts payable of $632,019, notes payable of $156,097, accrued expenses of $291,329 and accrued interest payable of $190,986 the sum of which were reduced by debt issuance costs of $54,167. The Company relies on the availability of additional capital to satisfy all such obligations.

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

Since the end of fiscal year 2003 through March 31, 2004, the Company's cash position has decreased. At March 31, 2004, the Company had available cash of $1,433, as compared to available cash of $6,109 at December 31, 2003. The decrease in cash is a result of operating expenses paid.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 23, 2002 Let's Go Shopping, Inc. ("LGS") filed a lawsuit against the Company for breach of contract in the United States District Court, Southern District of Georgia, Savannah Division. The Company sought to obtain a legal decision in its dispute with LGS. In order to expedite the decision, the Company filed a Chapter 11 proceeding under the Bankruptcy Code in United States Bankruptcy Court for the District of Colorado on November 12, 2002. The Company settled all claims and disputes pursuant to a Settlement Agreement dated March 25, 2004.

As a result of the litigation with LGS and the bankruptcy, the Company deferred executive salaries totaling $385,982 as of March 31, 2004. Two former officers, James Babo and Michael Eckerman filed lawsuits to collect back pay. The claims and disputes with James Babo were settled in the Settlement Agreement with LGS and the claims of Michael Eckerman were discharged as a result of the confirmation of the Plan of Reorganization. See Note 4. Subsequent Events to the Financial Statements.

In addition, a consultant firm, Computer Task Group, Inc., has also filed suit to collect $19,800 plus interest and collection costs, for consulting services rendered to the Company. The deferred compensation and consulting firm obligations were subsequently discharged in the Restructuring Proceedings.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2004, the Company was in default on its notes payable issued to investors in 1996, 1997, and 1998 in the form of convertible short-term debentures totaling $287,500 (including accrued interest of $176,182). These debentures, which originally matured between 1997 and 1999, are in default because of the Company's inability to repay these obligations as a result of the Company's insufficient working capital. These obligations were discharged by the Bankruptcy Proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

In February 2002, the Company completed a Registration Statement on Form S-8 with the Securities and Exchange Commission registering options to purchase 8,866,875 shares of the Company's common stock, par value $.001 per share, that were authorized to be issued by the Company under the Company's 2000 Omnibus Equity Incentive Plan. As of March 31, 2004, options to purchase 3,066,875 shares of the Company's common stock had been granted to various employees and directors of the Company; no such options were exercised. Additionally, as of March 31, 2004, options to purchase 1,766,875 shares of the Company's common stock expired unexercised.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits


            31.1 Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

            31.2 Certification of Principal Accounting Officer Pursuant to Rule 13a-14(a)/15d-14(a)

            32.1  Certification pursuant to Section 1350.



      (b) Reports on Form 8-K.

                  Current Report on Form 8-K filed on January 30, 2004.

                  Current Report on Form 8-K filed on March 15, 2004.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2005                       AFG ENTERPRISES, INC.
                                         (Registrant)


                                         By:  /s/ Erich Spangenberg
                                              ----------------------
                                              Erich Spangenberg, CEO


                                          By: /s/ William P. Stelt
                                              -----------------------
                                              William P. Stelt, CFO