Form 10QSB
period 2004-06-30
IN STORE MEDIA SYSTEMS INC
filed 2005-05-17
CIK 1012316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------          -----------------

Commission file number:      000-28515
                            ---------

                              AFG ENTERPRISES, INC.
 ------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Nevada                                           84-1249735
------------------------------------------------------------------------------
(State or other jurisdiction of                   (IRS Employer Identification
 incorporation or organization)                   Number)

                73595 El Paseo Suite 2204, Palm Desert, CA 92261
------------------------------------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (760) 674-1063
------------------------------------------------------------------------------
                         (Registrant's telephone number)

                                       N/A
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes No X

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEEDING FIVE YEARS

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

                              AFG ENTERPRISES, INC.
                     (FORMERLY IN STORE MEDIA SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheet - December 31, 2003 and June 30, 2004 (unaudited)               2

Statement of Operations - For the Three Months Ended June 30, 2003
and 2004 (unaudited)                                                          4

Statement of Operations - For the Six Months Ended June 30, 2003
and 2004 and for the Period from December 30, 1992 (inception) through
June 30, 2004 (unaudited)                                                     5

Statement  of  Changes  In  Stockholders'  Equity  (Deficit) - For the Six
Months Ended June 30, 2004 (unaudited)                                        6

Statement of Cash Flows - For the Six Months Ended June 30, 2003
and 2004 and for the Period from December 30, 1992 (inception) through
June 30, 2004 (unaudited)                                                     7

Notes to Unaudited Financial Statements                                       8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           12

ITEM 3.  CONTROLS AND PROCEDURES                                             16

PART II. OTHER INFORMATION                                                   16
-------- -----------------

ITEM 1.     LEGAL PROCEEDINGS                                                16

ITEM 2.     CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER
                  PURCHASES OF EQUITY SECURITIES                             17

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                  17

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              17

ITEM 5.     OTHER INFORMATION                                                17

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                 17

                              AFG ENTERPRISES, INC.
                     (FORMERLY IN STORE MEDIA SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                      DECEMBER 31, 2003 AND JUNE 30, 2004
                                   (UNAUDITED)

                                                                 2003             2004
                                                             ------------     ------------
                          ASSETS

Current assets:
   Cash and cash equivalents                                 $      6,109     $      5,044
   Other current assets                                               580            4,173
                                                             ------------     ------------

      Total current assets                                          6,689            9,217

Other assets:
   Patent costs, net of accumulated amortization of
      $48,360 (2003)                                               88,191               --
                                                             ------------     ------------

   Net other assets                                                88,191               --
                                                             ------------     ------------

                                                             $     94,880     $      9,217
                                                             ============     ============

   The accompanying notes are an integral part of these financial statements

                              AFG ENTERPRISES, INC.
                     (FORMERLY IN STORE MEDIA SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                      DECEMBER 31, 2003 AND JUNE 30, 2004
                                   (UNAUDITED)

                                                                 2003             2004
                                                             ------------     ------------

          LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Liabilities Not Subject to Compromise
Current liabilities:
   Accounts payable                                          $     49,572     $     47,807
   Accrued expenses                                               284,134          287,256
   Interest payable                                                28,496           42,133
   Notes payable-related party                                     67,100           77,100
   Short-term notes payable                                       106,000          106,000
                                                             ------------     ------------

      Total current liabilities                                   535,302          560,296

Liabilities Subject to Compromise
   Pre-Petition Liabilities net of debt issuance costs of
      $86,667 (2003) and $21,667 (2004)                         1,451,264        1,536,264

Commitments and contingencies

Stockholders' (deficit):
   Preferred stock, no par value; 50,000,000 shares
      authorized, 2 shares issued and outstanding
      liquidation preference $520,000                             500,000          500,000
   Common stock, $.001 par value; 150,000,000 shares
      authorized, 87,552,814 (2002) and 88,126,148
      (2003) shares issued                                         88,126           88,126
   Additional paid-in capital                                  21,567,220       21,567,220
   Stock subscriptions received                                   150,000          150,000
   Treasury stock, at cost; 9,374,742 shares                     (563,750)        (563,750)
   Deficit accumulated during the development stage           (23,633,282)     (23,828,939)
                                                             ------------     ------------

      Total stockholders' (deficit)                            (1,891,686)      (2,087,343)
                                                             ------------     ------------

                                                             $     94,880     $      9,217
                                                             ============     ============

   The accompanying notes are an integral part of these financial statements

                              AFG ENTERPRISES, INC.
                     (FORMERLY IN STORE MEDIA SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2004
                                   (UNAUDITED)

                                                    2003             2004
                                                ------------     ------------
Revenues:
   Coupon handling fees and other               $         --     $         --

Costs and expenses:
   Research and development                               --               --
   General and administrative                         54,766            4,817
   Depreciation and amortization                      11,100               --
                                                ------------     ------------

      Total costs and expenses                        65,866            4,817
                                                ------------     ------------

      Operating loss                                 (65,866)          (4,817)

Other income (expense):
   Interest income                                        --               --
   Litigation settlement                                  --           10,000
   Restructuring costs                                    --               --
   Debt conversion costs                                  --               --
   Debt forgiveness                                  498,407               --
   Gain/(loss) on sale of assets                          --               --
   Interest expense                                  (48,980)         (39,526)
                                                ------------     ------------

      Total other income (expense)                   449,427          (29,526)
                                                ------------     ------------

   Income (loss) before reorganization items         383,561          (34,343)

Reorganization expense                               (15,030)          (5,574)
                                                ------------     ------------

Net income (loss)                                    368,531          (39,917)
                                                ------------     ------------

Net income (loss) applicable to common
   stockholders                                 $    368,531     $    (39,917)
                                                ============     ============

Basic and diluted net loss per common
   share                                                   *                *
                                                ============     ============

Weighted average common shares
   outstanding                                    78,700,000       78,800,000
                                                ============     ============

   * less than ($.01) per share

   The accompanying notes are an integral part of these financial statements

                              AFG ENTERPRISES, INC.
                     (FORMERLY IN STORE MEDIA SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2004
   AND FOR THE PERIOD FROM DECEMBER 30, 1992 (INCEPTION) THROUGH JUNE 30, 2004
                                   (UNAUDITED)

                                                                                      Cumulative
                                                                                     amounts from
                                                       2003             2004          inception
                                                   ------------     ------------     ------------
Revenues:
   Coupon handling fees and other                  $         --     $         --     $     19,664

Costs and expenses:
   Research and development                                  --               --        3,320,137
   General and administrative                           136,056          117,981       11,931,128
   Depreciation and amortization                         22,200               --          413,765
                                                   ------------     ------------     ------------

      Total costs and expenses                          158,256          117,981       15,665,030
                                                   ------------     ------------     ------------

      Operating loss                                   (158,256)        (117,981)     (15,645,366)

Other income (expense):
   Interest income                                           --               --          105,872
   Litigation settlement                                     --           10,000         (146,250)
   Restructuring costs                                       --               --         (222,632)
   Debt conversion costs                                     --               --       (1,437,198)
   Debt forgiveness                                     498,407               --          562,321
   Gain/(loss) on sale of assets                             --               --         (122,146)
   Interest expense                                    (104,893)         (78,637)      (5,879,782)
                                                   ------------     ------------     ------------

      Total other income (expense)                      393,514          (68,637)      (7,139,815)
                                                   ------------     ------------     ------------

      Income (loss) before reorganization items         235,258         (186,618)     (22,785,181)

   Reorganization expense                               (28,378)          (9,039)        (203,100)
                                                   ------------     ------------     ------------

Net income (loss)                                       206,880         (195,657)     (22,988,281)

Preferred stock dividends                                    --               --           90,658
                                                   ------------     ------------     ------------

Net income (loss) applicable to common
   stockholders                                    $    206,880     $   (195,657)    $(23,078,939)
                                                   ============     ============     ============

Basic and diluted net loss per common
   share                                                      *               **     $       (.44)
                                                   ============     ============     ============

Weighted average common shares
   outstanding                                       78,700,000       78,700,000       52,400,000
                                                   ============     ============     ============

   * less than $.01 per share
   ** less than ($.01) per share

   The accompanying notes are an integral part of these financial statements

                              AFG ENTERPRISES, INC.
                     (FORMERLY IN STORE MEDIA SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)

                                             Preferred stock                     Common stock            Additional
                                        ----------------------------    ----------------------------      paid-in
                                           Shares           Amount          Shares          Amount        capital
                                        ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2003                         2    $    500,000      88,126,148    $     88,126    $ 21,567,220

   Net loss for the six months ended
    June 30, 2004                                 --              --              --              --              --
                                        ------------    ------------    ------------    ------------    ------------

Balance, June 30, 2004                             2    $    500,000      88,126,148    $     88,126    $ 21,567,220
                                        ============    ============    ============    ============    ============

                                                                            Deficit
                                                                          accumulated
                                                                           during the
                                           Stock          Treasury        development
                                       subscriptions       stock             stage            Total
                                        ------------    ------------     ------------     ------------
Balance, December 31, 2003              $    150,000    $   (563,750)    $(23,633,282)    $ (1,891,686)

   Net loss for the six months ended
    June 30, 2004                                 --              --         (195,657)        (195,657)
                                        ------------    ------------     ------------     ------------

Balance, June 30, 2004                  $    150,000    $   (563,750)    $(23,828,939)    $ (2,087,343)
                                        ============    ============     ============     ============

   The accompanying notes are an integral part of these financial statements

                              AFG ENTERPRISES, INC.
                     (FORMERLY IN STORE MEDIA SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2004
   AND FOR THE PERIOD FROM DECEMBER 30, 1992 (INCEPTION) THROUGH JUNE 30, 2004
                                   (UNAUDITED)

                                                                                          Cumulative
                                                                                            amounts
                                                                                             from
                                                            2003             2004          inception
                                                        ------------     ------------     ------------
Cash flows from operating activities:
   Net loss                                             $    206,880     $   (195,657)    $(22,988,281)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation, amortization and impairment              22,200           88,191          501,956
       Loss on disposal of fixed assets                           --               --          122,146
       Restructuring charges                                      --               --          222,632
       Common stock issued for services, patents and
        payables                                               5,733               --        4,429,766
       Amortization of debt issuance costs                    87,499           65,000        2,094,903
       Reduction in note receivable - related party
        charged to research and development                       --               --          244,311
       Changes in assets and liabilities:
        Accounts receivable and notes receivable                  --               --          (63,860)
        Inventory                                              5,454               --         (104,380)
        Other assets                                          18,601           (3,593)          (4,173)
        Accounts payable                                    (469,540)          (1,765)         679,826
        Interest payable                                       9,881           13,637          991,274
        Other                                                 85,872           23,122          524,185
                                                        ------------     ------------     ------------

       Total adjustments                                    (234,300)         184,592        9,638,586
                                                        ------------     ------------     ------------

       Net cash used in operations                           (27,420)         (11,065)     (13,349,695)

Cash flows from investing activities:
   Purchase of property and equipment                             --               --         (382,780)
   Proceeds from sale of property and equipment                   --               --          125,000
   Advances - related party                                       --               --         (244,311)
   Patent costs                                                   --               --         (136,549)
   Lease deposits                                                 --               --          (27,880)
   Debt issuance costs                                            --               --          (10,000)
                                                        ------------     ------------     ------------

       Net cash used in investing activities                      --               --         (676,520)

Cash flows from financing activities:
   Proceeds from sale of common stock                             --               --        9,242,034
   Purchase of treasury stock                                     --               --         (520,000)
   Proceeds from sale of preferred stock                          --               --          750,000
   Preferred stock dividends                                      --               --          (80,658)
   Proceeds from (repayments of) stockholder loans             6,000               --            6,000
   Repayments of capital leases                                   --               --          (14,087)
   Proceeds from notes payable                                17,100           10,000        5,617,918
   Repayments of notes payable                                    --               --         (969,948)
                                                        ------------     ------------     ------------

       Net cash provided by financing activities              23,100           10,000       14,031,259
                                                        ------------     ------------     ------------

Net increase (decrease) in cash                               (4,320)          (1,065)           5,044

Cash and cash equivalents at beginning of period               4,688            6,109               --
                                                        ------------     ------------     ------------

Cash and cash equivalents at end of period              $        368     $      5,044     $      5,044
                                                        ============     ============     ============

   The accompanying notes are an integral part of these financial statements

                              AFG ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2004


1.    Basis of presentation and management's plans:

      The accompanying unaudited financial statements have been prepared by the Company. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of June 30, 2004, and the results of operations and cash flows for the periods ended June 30, 2003 and 2004.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has been primarily involved in research and development activities, resulting in significant losses and a stockholders' deficit at June 30, 2004 of $2,087,343. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

      The Company is operating its business as a DIP (the "Debtor") subject to the provisions of the Bankruptcy Code. The appropriateness of using the going concern basis for the Company's financial statements is dependent upon, among other things: (i) the Company's ability to

                              AFG ENTERPRISES, INC.
                     (FORMERLY IN STORE MEDIA SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

1.    Basis of presentation and management's plans (continued):

      comply with the terms of the DIP credit facility which was approved by the Court on July 15, 2003 (the "DIP Facility") and provided to the Company by Acclaim Financial Group Venture II, LLC ("AFGVII") and any cash management order entered by the Bankruptcy Court in connection with the Restructuring Proceedings; (ii) the ability of the Company to maintain adequate cash on hand to fund its operations; (iii) the ability of the Company to generate cash from operations or the sale of assets; (iv) confirmation of a plan of reorganization under the Bankruptcy Code; and (vi) the Company's ability to achieve profitability following such confirmation. (See Note 4-"Subsequent Events")

      The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, is highly uncertain. While operating as a debtor-in-possession ("DIP") under the protection of Chapter 11 of the Bankruptcy Code, and subject to approval of the Bankruptcy Court, or otherwise as permitted in the ordinary course of business, the Debtor, may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical financial statements. (See Note 4-"Subsequent Events")

2.    Income taxes

      No provision for income taxes is required at June 30, 2004, because, in management's estimation the Company will not recognize any taxable income through December 31, 2004.

3.    Registration of company equity incentive plan

      In February 2002, the Company completed a Registration Statement on Form S-8 with the Securities and Exchange Commission registering options to purchase 8,866,875 shares of the Company's common stock that were authorized to be issued under the Company's 2000 Omnibus Equity Incentive Plan. As of June 30, 2004, the Company had granted options to purchase a total of 3,066,875 shares of the Company's common stock to various employees and directors of the Company and none of these stock options were exercised. As of June 30, 2004, options to purchase 1,766,875 shares of the Company's common stock had expired.

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

4.    Subsequent events (continued):

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

      On January 20, 2005, the Bankruptcy Court confirmed and approved the Plan.

      On January 31,2005 all appeal periods with respect to the Bankruptcy Court confirmation and approval of the Plan expired.

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

The Company is a development stage company engaged in the development of its system for distributing and electronically clearing coupons, certain components of which are patented. The Company generated no revenues from operations during the six months ended June 30, 2003 and 2004. Additionally, the Company has incurred losses of $22,988,281 since inception through June 30, 2004.

At June 30, 2004, the Company had a stockholders' deficit of $2,087,343, which reflects $21,741,596 of common stock, preferred stock and paid in capital (net of amount attributable to treasury stock) and stock subscriptions received less accumulated deficit of $23,828,939. The accumulated deficit amount is primarily the result of the amount of interest expense incurred in connection with short-term convertible notes and debentures by the Company and its predecessor in private transactions in 1996 through 2001, research and development, general and administrative expenses and the valuation of stock options and warrants incurred since inception. At June 30, 2004, the Company had a working capital deficit of $551,079.

The Company was seeking to eliminate all remaining debt obligations through the conversion or buyout of notes payable. In March 2002, the Company provided these noteholders with the option of extending their notes through October 31, 2002 or electing to convert their notes and accrued interest into shares of the Company's common stock. As of June 30, 2004, notes totaling $75,000 had been extended and notes totaling $310,676, including accrued interest of $110,676, had been converted into 837,712 shares of the Company's common stock. As of June 30, 2004, notes totaling $287,500 (including accrued interest of $176,182) remain outstanding and in default. Through June 30, 2004 the Company remained burdened with debt obligations and a continuing lack of working capital.

FINANCIAL CONDITION

The Company had $9,217 in total assets and $2,096,560 in total liabilities at June 30, 2004, as compared to $94,880 and $1,986,566 at December 31, 2003, respectively. Accounts payable and accrued expenses at December 31, 2003 were $1,237,054 as compared to $1,258,411 at June 30, 2004. The Company had a working capital deficit of $551,079 at June 30, 2004, as compared to a working capital deficit of $528,613 at December 31, 2003. This difference primarily is attributed to an increase in accounts payable and accrued expenses of $1,357, an increase in notes payable and accrued interest of $23,637 and an increase in other current assets of $3,593 and a reduction in cash of $1,065.

RESULTS OF OPERATIONS

The Company's operational costs historically have increased or decreased primarily due to the expansion or contraction of the Company's ongoing research and development efforts. The Company has incurred operating expenses of $15,665,030 from inception through June 30, 2004. These expenses include $3,320,137 in research and development expenses and $11,931,128 in general and administrative expenses. The Company introduced its coupon booklet program in 38 Piggly Wiggly Carolina Co., Inc. supermarkets on September 26, 2002. The costs of installation and promotion increased operating expenses during the period. The remaining 77 Piggly Wiggly supermarkets were scheduled to activate the coupon booklet program on or about November 1, 2002. However, on or about August 6, 2002 the Company was notified by legal counsel for Let's Go Shopping, Inc. ("LGS") that in the opinion of LGS, the Patent and License Agreement between the two companies signed November 29, 2001 (the "Agreement") required a minimum license fee payment of $435,000 be paid by October 6, 2002 or the Agreement would be terminated. In Store Media Systems responded to and disputed this demand. On October 10, 2002 a representative of LGS advised the Company that notwithstanding the Company's objections, LGS considered the Agreement terminated. In Store Media Systems disputed this interpretation and has taken vigorous action to enforce the Agreement. The Company filed for bankruptcy in November 2002 in order to more expeditiously resolve the dispute with LGS. Thereafter, the Company ceased operations except prosecution of its claims against LGS and the bankruptcy case. See Part II, Item I, LEGAL PROCEEDINGS.

QUARTER ENDED JUNE 30, 2004, COMPARED TO QUARTER ENDED JUNE 30, 2003

For the quarter ended June 30, 2004, the Company recorded a net loss before reorganization items of $34,343, as compared to a net income before reorganization items of $383,561 for the quarter ended June 30, 2003. The change was primarily due to receipt of litigation settlement proceeds less general and administrative expenses and continuing interest expense in the current period as compared to a recognition of debt forgiveness of $498,407 arising from the bankruptcy discharge of the obligation to Unisys Corporation in June of 2003.

As a result of the LGS action and the bankruptcy filing, the Company had terminated all but two key employees as of December 31, 2002 and suspended all development and research activities. The Company's operating expenses for the quarter ended June 30, 2004 decreased by approximately 93% to $4,817 as compared to operating expenses of $65,866, for the same period last year. The decrease in operating expenses in 2004 was due to decreases in general and administrative expenses primarily as a result of closing the Aurora, Colorado offices in August 2003. General and administrative expenses decreased by $49,949 or 91% to $4,817 for the 2004 fiscal quarter as compared to general and administrative expenses of $54,766 for the same period last year. The decrease in general and administrative expenses primarily was due to decreases of $13,124 in contract labor to support the office, $1,245 in rent expense, $10,357 in legal and professional fees, $19,998 in wages and benefits. The Company's net non-operating income and expenses (including non-operating interest income and interest expense) increased to net non-operating expense of $29,526 for the quarter ended June 30, 2004 as compared to net non-operating income of $449,427 for the quarter ended June 30, 2003. The increase was primarily due to debt forgiveness arising from the bankruptcy discharge of the Unisys obligation of $498,407 recognized in June 2003 as contrasted to the litigation settlement of $10,000 recorded in June 2004. Interest expense for the quarter ended June 30, 2004 decreased by $9,454 as compared to the same period last year. This was due primarily to the reduction in the interest rate charged by AFGV II on its credit facility with the Company. Reorganization expenses for the quarter ended June 30, 2004 were $5,574 as compared to $15,030 in the prior year.

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

At June 30, 2004, the Company had $2,096,560 in current liabilities and liabilities subject to compromise, of which $287,500 (including $176,182 of interest accrued thereon) was in the form of convertible, short-term debentures issued by the Company and its predecessor in private transactions during the 1998, 1997 and 1996 fiscal years. At June 30, 2004, the Company was in default of its obligations under the notes issued to investors by the Company and its predecessor in the amount of $287,500 (plus accrued interest of $176,182). A portion of the notes were converted into shares of the Company's common stock during the 1998, 1999, 2000, and 2001 fiscal years. In March 2002, the
Companyoffered its noteholders the option of extending their notes through October 31, 2002 or electing to convert their notes and accrued interest into shares of the Company's restricted common stock. Under the extension feature, each noteholder had the option of extending their note and accrued interest to October 31, 2002. In consideration for extending their note, each noteholder received options to purchase shares of the Company's restricted common stock exercisable at $1.00 per share for each dollar owed the noteholder as of March 1, 2002 including all accrued interest. Under the conversion feature, each noteholder had the option of converting their note and accrued interest into shares of the Company's restricted common stock at $.45 per share. In consideration for converting their note, each noteholder received options to purchase shares of the Company's restricted common stock (one option for each share of common stock) at prices ranging from $.50 to $.75 per share. All options expired on December 31, 2002. As of June 30, 2004, notes totaling $75,000 were extended and notes totaling $310,676, including accrued interest of $110,676 were converted into 837,712 shares of the Company's common stock. At December 31, 2003 and June 30, 2004, notes in the aggregate principal amount of $287,500 remained outstanding classified as liabilities subject to compromise. The remaining portion of the Company's current liabilities are primarily comprised of accounts payable of $47,807, accrued expenses of $287,256, note obligations and accrued interest totaling $225,233. The Company's remaining liabilities subject to compromise consisted of accounts payable of $632,019, notes payable of $156,097, accrued expenses of $291,329 and accrued interest payable of $190,986 the sum of which is reduced by debt issuance costs of $21,667. The Company relies on the availability of additional capital to satisfy all such obligations.

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

Since the end of fiscal year 2003 through June 30, 2004, the Company's cash position has decreased. At June 30, 2004, the Company had available cash of $5,044, as compared to available cash of $6,109 at December 31, 2003. The decrease in cash is a result of the Company paying operating expenses.

In January 2002, the Company raised an additional $150,000 of equity from ISC, enabling the Company to continue the marketing of its electronic coupon distribution program. In February 2002, the board of directors authorized the offering of up to $700,000 of 2002 Units to accredited investors. In June 2002, the board of directors authorized an increase in this offering of an additional $122,850 of these Units. As of June 30, 2004, the Company had sold 2,146,221 of its 2002 Units generating total net proceeds of $782,186. In June 2002, the Company finalized an agreement with Piggly Wiggly Carolina to implement the

Let's Go Shopping coupon booklet program in 115 of their retail locations. The rollout began with 38 stores on September 26, 2002 and the other 77 stores were scheduled to implement the program in November. Whether or not the Company prevails in its dispute with Let's Go Shopping, Inc., it will require additional capital to finance its operating and/or legal costs through the sale of equity and/or debt securities. Prior to the dispute with Let's Go Shopping, Inc., the Company had entered into one funding arrangement, was considering another funding proposal and had established contact with two venture capital companies that had an interest in providing funding to the Company after an analysis of revenues from Piggly Wiggly operations. These funding opportunities were withdrawn following the Company's announcement of the LGS action. If the Company were unable to secure needed additional capital it would most likely impair the ability of the Company to meet its obligations in the near or medium term and to continue operations.

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

ITEM 2. CHANGES IN  SECURITIES  AND SMALL  BUSINESS  ISSUER  PURCHASES OF EQUITY
------------------------------------------------------------------------------
SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of August 15, 2002, the Company was in default on its notes payable issued to investors in 1996, 1997, and 1998 in the form of convertible short-term debentures totaling $287,500 (including accrued interest of $176,182). These debentures, which originally matured between 1997 and 1999, are in default because of the Company's inability to repay these obligations as a result of the Company's insufficient working capital. These obligations were discharged in the Bankruptcy Proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

In February 2002, the Company completed a Registration Statement on Form S-8 with the Securities and Exchange Commission registering options to purchase 8,866,875 shares of the Company's common stock, par value $.001 per share, that were authorized to be issued by the Company under the Company's 2000 Omnibus Equity Incentive Plan. As of June 30, 2004, options to purchase 3,066,875 shares of the Company's common stock had been granted to various employees and directors of the Company; no such options were exercised. Additionally, as of June 30, 2004, options to purchase 1,766,875 shares of the Company's common stock expired unexercised.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits


            31.1 Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

            31.2 Certification of Principal Accounting Officer Pursuant to Rule 13a-14(a)/15d-14(a)

            32.1  Certification pursuant to Section 1350.

      (b)   Reports on Form 8-K.

                  Current Report on Form 8-K filed on April 1, 2004

                  Current Report on Form 8-K filed on May 3, 2004.

                  Current Report on Form 8-K filed on June 3, 2004.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2005                            AFG ENTERPRISES, INC.
                                              (Registrant)


                                              By: /s/Erich Spangenberg
                                              ------------------------
                                              Erich Spangenberg, CEO


                                              By: /s/William P. Stelt
                                              ------------------------
                                              William P. Stelt, CFO