Form 10QSB
period 2004-09-30
IN STORE MEDIA SYSTEMS INC
filed 2005-05-17
CIK 1012316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

                              AFG ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX
                                      -----

                                                                       Page No.
                                                                       --------

PART I.  FINANCIAL INFORMATION
-------  ---------------------

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheet - December 31, 2003 and September 30, 2004 (unaudited)          2

Statement of Operations - For the Three Months Ended September 30, 2003
and 2004 (unaudited)                                                          4

Statement of Operations - For the Nine Months Ended September 30, 2003
and 2004 and for the Period from December 30, 1992 (inception) through
September 30, 2004 (unaudited)                                                5

Statement  of Changes In  Stockholders'  Equity  (Deficit)  -
For the Nine Months Ended
September 30, 2004 (unaudited)                                                6

Statement of Cash Flows - For the Nine Months Ended September 30, 2003
and 2004 and for the Period from December 30, 1992 (inception) through
September 30, 2004 (unaudited)                                                7

Notes to Unaudited Financial Statements                                       8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           12

ITEM 3.  CONTROLS AND PROCEDURES                                             16

PART II. OTHER INFORMATION                                                   16
-------- -----------------

ITEM 1.     LEGAL PROCEEDINGS                                                16

ITEM 2.     CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER
                  PURCHASES OF EQUITY SECURITIES                             17

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                  17

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              17

ITEM 5.     OTHER INFORMATION                                                17

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                 17

                              AFG ENTERPRISES, INC.
                       (FORMERLY IN STORE MEDIA SYSTEMS)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                    DECEMBER 31, 2003 AND SEPTEMBER 30, 2004
                                  (UNAUDITED)

                                                                    2003            2004
                                                                ------------    ------------
                               ASSETS
Current assets:
   Cash and cash equivalents                                    $      6,109    $     10,387
   Other current assets                                                  580           2,414
                                                                ------------    ------------

     Total current assets                                              6,689          12,801

Other assets:
   Patent costs, net of accumulated amortization of
     $48,360 (2003)                                                   88,191              --
                                                                ------------    ------------

     Net other assets                                                 88,191              --
                                                                ------------    ------------

                                                                $     94,880    $     12,801
                                                                ============    ============

   The accompanying notes are an integral part of these financial statements

                              AFG ENTERPRISES, INC.
                       (FORMERLY IN STORE MEDIA SYSTEMS)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                    DECEMBER 31, 2003 AND SEPTEMBER 30, 2004
                                  (UNAUDITED)

                                                                    2003            2004
                                                                ------------    ------------

                      LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Liabilities Not Subject to Compromise
Current liabilities:
   Accounts payable                                             $     49,572    $     48,901
   Interest payable                                                   28,496          49,673
   Accrued expenses                                                  284,134         287,258
   Notes payable-related party                                        67,100          87,100
   Short-term notes payable                                          106,000         106,000
                                                                ------------    ------------

     Total current liabilities                                       535,302         578,932

Liabilities Subject to Compromise
   Pre-Petition Liabilities net of debt issuance costs of
     $86,667 (2003) and $0 (2004)                                  1,451,264       1,557,931

Commitments and contingencies

Stockholders' (deficit):
   Preferred stock, no par value; 50,000,000 shares
     authorized, 2 shares issued and outstanding
     liquidation preference $520,000                                 500,000         500,000
   Common stock, $.001 par value; 150,000,000 shares
     authorized, 87,552,814 (2002) and 88,126,148
     (2003) shares issued                                             88,126          88,126
   Additional paid-in capital                                     21,567,220      21,567,220
   Stock subscriptions received                                      150,000         150,000
   Treasury stock, at cost; 9,374,742 shares                        (563,750)       (563,750)
   Deficit accumulated during the development stage              (23,633,282)    (23,865,658)
                                                                ------------    ------------

     Total stockholders' (deficit)                                (1,891,686)     (2,124,062)
                                                                ------------    ------------

                                                                $     94,880    $     12,801
                                                                ============    ============

   The accompanying notes are an integral part of these financial statements

                              AFG ENTERPRISES, INC.
                       (FORMERLY IN STORE MEDIA SYSTEMS)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004
                                   (UNAUDITED)

                                                            2003        2004
                                                         ---------    ---------
Revenues:
    Coupon handling fees and other                       $      --    $      --

Costs and expenses:
    Research and development                                    --           --
    General and administrative                              47,459        4,533
    Depreciation and amortization                            8,100           --
                                                         ---------    ---------

      Total costs and expenses                              55,559        4,533
                                                         ---------    ---------

      Operating loss                                       (55,559)      (4,533)

Other income (expense):
    Interest income                                             --           --
    Litigation settlement                                       --           --
    Restructuring costs                                         --           --
    Debt conversion costs                                       --           --
    Debt forgiveness                                        30,581           --
    Gain/(loss) on sale of assets                         (119,830)          --
    Interest expense                                       (54,960)     (29,207)
                                                         ---------    ---------

      Total other income (expense)                        (144,209)     (29,207)
                                                         ---------    ---------

    Loss before reorganization items                      (199,768)     (33,740)

Reorganization expense                                    (116,015)      (2,978)
                                                         ---------    ---------

Net loss                                                  (315,783)     (36,718)

Preferred stock dividends                                       --           --
                                                         ---------    ---------

Net loss applicable to common
    stockholders                                         $(315,783)   $ (36,718)
                                                         =========    =========

Basic and diluted net loss per common
    share                                                        *            *
                                                         =========    =========

   The accompanying notes are an integral part of these financial statements

                              AFG ENTERPRISES, INC.
                       (FORMERLY IN STORE MEDIA SYSTEMS)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004 AND FOR
    THE PERIOD FROM DECEMBER 30, 1992 (INCEPTION) THROUGH SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                                                                   Cummulative
                                                                                  amounts from
                                                      2003            2004          inception
                                                  ------------    ------------    ------------
Revenues:
    Coupon handling fees and other                $         --    $         --    $     19,664

Costs and expenses:
    Research and development                                --              --       3,320,137
    General and administrative                         183,514         122,515      11,935,662
    Depreciation and amortization                       30,300              --         413,765
                                                  ------------    ------------    ------------

      Total costs and expenses                         213,814         122,515      15,669,564
                                                  ------------    ------------    ------------

      Operating loss                                  (213,814)       (122,515)    (15,649,900)

Other income (expense):
    Interest income                                         --              --         105,872
    Litigation settlement                                   --          10,000        (146,250)
    Restructuring costs                                     --              --        (222,632)
    Debt conversion costs                                   --              --      (1,437,198)
    Debt forgiveness                                   528,988              --         562,321
    Gain/(loss) on sale of assets                     (119,830)             --        (122,146)
    Interest expense                                  (159,854)       (107,844)     (5,908,989)
                                                  ------------    ------------    ------------

      Total other income (expense)                     249,304         (97,844)     (7,169,022)
                                                  ------------    ------------    ------------

      Income (loss) before reorganization items         35,490        (220,359)    (22,818,922)

    Reorganization expense                            (144,393)        (12,017)       (206,078)
                                                  ------------    ------------    ------------

Net loss                                              (108,903)       (232,376)    (23,025,000)

Preferred stock dividends                                   --              --          90,658
                                                  ------------    ------------    ------------

Net loss applicable to common
    stockholders                                  $   (108,903)   $   (232,376)   $(23,115,658)
                                                  ============    ============    ============

Basic and diluted net loss per common
    share                                                    *               *    $       (.42)
                                                  ============    ============    ============

   The accompanying notes are an integral part of these financial statements

                              AFG ENTERPRISES, INC.
                       (FORMERLY IN STORE MEDIA SYSTEMS)
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                              Preferred stock               Common stock             Additional
                                        ---------------------------   ---------------------------      paid-in
                                           Shares          Amount        Shares         Amount         capital
                                        ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2003                         2   $    500,000     88,126,148   $     88,126   $ 21,567,220

   Net loss for the nine months ended
     September 30, 2004                           --             --             --             --             --
                                        ------------   ------------   ------------   ------------   ------------

Balance, September 30, 2004                        2   $    500,000     88,126,148   $     88,126   $ 21,567,220
                                        ============   ============   ============   ============   ============

                                                                        Deficit
                                                                      accumulated
                                                                       during the
                                           Stock        Treasury      development
                                       subscriptions      stock          stage          Total
                                       ------------   ------------    ------------    ------------
Balance, December 31, 2003             $    150,000   $   (563,750)   $(23,633,282)   $ (1,891,686)

   Net loss for the nine months ended
     September 30, 2004                          --             --        (232,376)       (232,376)
                                       ------------   ------------    ------------    ------------

Balance, September 30, 2004            $    150,000   $   (563,750)   $(23,865,658)   $ (2,124,062)
                                       ============   ============    ============    ============

   The accompanying notes are an integral part of these financial statements

                              AFG ENTERPRISES, INC.
                       (FORMERLY IN STORE MEDIA SYSTEMS)
                          (A DEVELOPMENT STAGE COMPANY)
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004 AND FOR
    THE PERIOD FROM DECEMBER 30, 1992 (INCEPTION) THROUGH SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                                                                       Cumulative
                                                                                        amounts
                                                                                          from
                                                           2003           2004         inception
                                                      ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                           $   (108,903)   $   (232,376)   $(23,025,000)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation and amortization                         30,300          88,191         501,956
      Loss on disposal of fixed assets                     119,830              --         122,146
      Restructuring charges                                     --              --         222,632
      Common stock issued for services, patents and
        payables                                             5,733              --       4,429,766
      Amortization of debt issuance costs                  119,999          86,667       2,116,570
      Reduction in note receivable - related party
        charged to research and development                     --              --         244,311
      Changes in assets and liabilities:
        Accounts receivable and notes receivable                --              --         (63,860)
        Inventory                                            5,454              --        (104,380)
        Other assets                                        18,601          (1,834)         (2,414)
        Accounts payable                                  (459,968)           (671)        680,920
        Interest payable                                    17,335          21,177         998,814
        Other                                              178,639          23,124         524,187
                                                      ------------    ------------    ------------

      Total adjustments                                     35,923         216,654       9,670,648
                                                      ------------    ------------    ------------

      Net cash used in operations                          (72,980)        (15,722)    (13,354,352)

Cash flows from investing activities:
   Purchase of property and equipment                           --              --        (382,780)
   Proceeds from sale of property and equipment                 --              --         125,000
   Advances - related party                                     --              --        (244,311)
   Patent costs                                                 --              --        (136,549)
   Lease deposits                                               --              --         (27,880)
   Debt issuance costs                                          --              --         (10,000)
                                                      ------------    ------------    ------------

      Net cash used in investing activities                     --              --        (676,520)

Cash flows from financing activities:
   Proceeds from sale of common stock and warrants          37,500              --       9,242,034
   Purchase of treasury stock                                   --              --        (520,000)
   Proceeds from sale of preferred stock                        --              --         750,000
   Preferred stock dividends                                    --              --         (80,658)
   Proceeds from (repayments of) stockholder loans           6,000              --           6,000
   Repayments of capital leases                                 --              --         (14,087)
   Proceeds from notes payable                              44,600          20,000       5,627,918
   Repayments of notes payable                                  --              --        (969,948)
                                                      ------------    ------------    ------------

      Net cash provided by financing activities             88,100          20,000      14,041,259
                                                      ------------    ------------    ------------

Net increase (decrease) in cash                             15,120           4,278          10,387

Cash and cash equivalents at beginning of period             4,688           6,109              --
                                                      ------------    ------------    ------------

Cash and cash equivalents at end of period            $     19,808    $     10,387    $     10,387
                                                      ============    ============    ============

   The accompanying notes are an integral part of these financial statements

                              AFG ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2004


1.    Basis of presentation and management's plans:

      The accompanying unaudited financial statements have been prepared by the Company. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 2004, and the results of operations and cash flows for the periods ended September 30, 2003 and 2004.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has been primarily involved in research and development activities, resulting in significant losses and a stockholders' deficit at September 30, 2004 of $2,124,062. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                              AFG ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2004

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

      No provision for income taxes is required at September 30, 2004, because, in management's estimation the Company will not recognize any taxable income through December 31, 2004.

3.    Registration of company equity incentive plan

      In February 2002, the Company completed a Registration Statement on Form S-8 with the Securities and Exchange Commission registering options to purchase 8,866,875 shares of the Company's common stock that were authorized to be issued under the Company's 2000 Omnibus Equity Incentive Plan. As of September 30, 2004, the Company had granted options to purchase a total of 3,066,875 shares of the Company's common stock to various employees and directors of the Company and none of these stock options had been exercised. As of September 30, 2004, options to purchase 1,766,875 shares of the Company's common stock had expired.

                              AFG ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2004

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

                              AFG ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2004

4.    Subsequent events (continued):

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

The Company is a development stage company engaged in the development of its system for distributing and electronically clearing coupons, certain components of which are patented. The Company generated no revenues from operations during the nine months ended September 30, 2004 and for the nine months ended September 30, 2003. Additionally, the Company has incurred losses of $23,024,999 since inception through September 30, 2004.

At September 30, 2004, the Company had a stockholders' deficit of $2,124,062, which reflects $21,741,596 of common stock, preferred stock and paid in capital (net of amount attributable to treasury stock) and stock subscriptions received less accumulated deficit of $23,865,658. The accumulated deficit amount is primarily the result of the amount of interest expense incurred in connection with short-term convertible notes and debentures by the Company and its predecessor in private transactions in 1996 through 2001, research and development, general and administrative expenses and the valuation of stock options and warrants incurred since inception. At September 30, 2004, the Company had a working capital deficit of $566,131.

The Company was seeking to eliminate all remaining debt obligations through the conversion or buyout of notes payable. In March 2002, the Company provided these noteholders with the option of extending their notes through October 31, 2002 or electing to convert their notes and accrued interest into shares of the Company's common stock. As of September 30, 2004, notes totaling $75,000 were extended and notes totaling $310,676, including accrued interest of $110,676, were converted into 837,712 shares of the Company's common stock. As of September 30, 2004, notes totaling $287,500 (including accrued interest of $176,182) remain outstanding and in default. Through September 30, 2004 the Company remained burdened with debt obligations and a continuing lack of working capital.

FINANCIAL CONDITION

The Company had $12,801 in total assets and $2,136,863 in total liabilities at September 30, 2004, as compared to $94,880 and $1,986,566 at December 31, 2003, respectively. Accounts payable and accrued expenses at December 31, 2003 were $1,237,054 as compared to $1,259,507 at September 30, 2004. The Company had a working capital deficit of $566,131 at September 30, 2004, as compared to a working capital deficit of $528,613 at December 31, 2003. This difference primarily is attributed to an increase in accounts payable and accrued expenses of $2,453, an increase in notes payable and accrued interest of $41,177 and an increase in other current assets of $1,834 and an increase in cash of $4,278.

RESULTS OF OPERATIONS

The Company's operational costs historically have increased or decreased primarily due to the expansion or contraction of the Company's ongoing research and development efforts. The Company has incurred operating expenses of $15,669,653 from inception through September 30, 2004. These expenses include $3,320,137 in research and development expenses and $11,935,661 in general and administrative expenses. The Company introduced its coupon booklet program in 38 Piggly Wiggly Carolina Co., Inc. supermarkets on September 26, 2002. The costs of installation and promotion increased operating expenses during the period. The remaining 77 Piggly Wiggly supermarkets were scheduled to activate the coupon booklet program on or about November 1, 2002. However, on or about August 6, 2002 the Company was notified by legal counsel for Let's Go Shopping, Inc. ("LGS") that in the opinion of LGS, the Patent and License Agreement between the two companies signed November 29, 2001 (the "Agreement") required a minimum license fee payment of $435,000 be paid by October 6, 2002 or the Agreement would be terminated. In Store Media Systems responded to and disputed this demand. On October 10, 2002 a representative of LGS advised the Company that notwithstanding the Company's objections, LGS considered the Agreement terminated. In Store Media Systems disputed this interpretation and has taken vigorous action to enforce the Agreement. The Company filed for bankruptcy in November 2002 in order to more expeditiously resolve the dispute with LGS. Thereafter, the Company ceased operations except prosecution of its claims against LGS and the bankruptcy case. See Part II, Item I, LEGAL PROCEEDINGS.

QUARTER ENDED SEPTEMBER 30, 2004, COMPARED TO QUARTER ENDED JUNE 30, 2003

For the quarter ended September 30, 2004, the Company recorded a net loss before reorganization items of $33,740, as compared to a net operating income of $199,768 for the quarter ended September 30, 2003. The change was primarily due to recognition of the the loss on the disposition of fixed assests that occurred in the quarter ended September 30, 2003 offset by certain debt discharged by the bankruptcy court along with the reduction in the interest rate on the DIP credit facility for the nine months ended September 30, 2004.

As a result of the LGS action and the bankruptcy filing, the Company had terminated all but two key employees as of December 31, 2002 and suspended all development and research activities. The Company's operating expenses for the quarter ended September 30, 2004 decreased by approximately 92% to $4,533 as compared to operating expenses of $55,559, for the same period last year. The decrease in operating expenses in 2004 was due to decreases in general and administrative expenses primarily as a result of closing the Aurora, Colorado offices in August of 2003. General and administrative expenses decreased by $42,926 or 90% to $4,533 for the 2004 fiscal quarter as compared to general and administrative expenses of $47,459 for the same period last year. The decrease in general and administrative expenses primarily was due to decreases of $4,800 in contract labor to support the office, $13,332 in wages and $14,536 in lender expenses associated with the credit facility negotiated in the prior year. The Company's net non-operating income and expenses (including non-operating interest income and interest expense) decreased to net non-operating expense of $33,740 for the quarter ended September 30, 2004 as compared to net non-operating expense of $199,768 for the quarter ended September 30, 2003. The change was due to the recognition of losses on the disposal of certain fixed assets in the prior period combined with certain debt discharged by the banckruptcy court and less interest in the September 30, 2004 quarter. This was due to the reduction in the interest rate charged by AFGV II on its credit facility with the Company. Reorganization expenses for the quarter ended September 30, 2004 were $2,978 as compared to $116,015 in the prior year.

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

At September 30, 2004, the Company had $2,136,863 in current liabilities and liabilities subject to compromise, of which $287,500 (including $176,182 of interest accrued thereon) was in the form of convertible, short-term debentures issued by the Company and its predecessor in private transactions during the 1998, 1997 and 1996 fiscal years. At September 30, 2004, the Company was in default of its obligations under the notes issued to investors by the Company and its predecessor in the amount of $287,500 (plus accrued interest of $176,182). A portion of the notes were converted into shares of the Company's common stock during the 1998, 1999, 2000, and 2001 fiscal years. In March 2002, the Company offered its noteholders the option of extending their notes through

October 31, 2002 or electing to convert their notes and accrued interest into shares of the Company's restricted common stock. Under the extension feature, each noteholder had the option of extending their note and accrued interest to October 31, 2002. In consideration for extending their note, each noteholder received options to purchase shares of the Company's restricted common stock exercisable at $1.00 per share for each dollar owed the noteholder as of March 1, 2002 including all accrued interest. Under the conversion feature, each noteholder had the option of converting their note and accrued interest into shares of the Company's restricted common stock at $.45 per share. In consideration for converting their note, each noteholder received options to purchase shares of the Company's restricted common stock (one option for each share of common stock) at prices ranging from $.50 to $.75 per share. All options expired on December 31, 2002. As of September 30, 2004, notes totaling $75,000 had been extended and notes totaling $310,676, including accrued interest of $110,676 had been converted into 837,712 shares of the Company's common stock. At December 31, 2003 and September 30, 2004, notes in the aggregate principal amount of $287,500 remained outstanding classified as liabilities subject to compromise. The remaining portion of the Company's current liabilities are primarily comprised of accounts payable of $48,901, accrued expenses of $287,258, note obligations and accrued interest totaling $242,773. The Company's remaining liabilities subject to compromise consisted of accounts payable of $632,019, notes payable of $156,097, accrued expenses of $291,329 and accrued interest payable of $190,986. The Company relies on the availability of additional capital to satisfy all such obligations.

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

Since the end of fiscal year 2003 through September 30, 2004, the Company's cash position has increased. At September 30, 2004, the Company had available cash of $10,387, as compared to available cash of $6,109 at December 31, 2003. The increase in cash is a result of the Company borrowing under its credit facility.

In January 2002, the Company raised an additional $150,000 of equity from ISC, enabling the Company to continue the marketing of its electronic coupon distribution program. In February 2002, the board of directors authorized the offering of up to $700,000 of 2002 Units to accredited investors. In June 2002, the board of directors authorized an increase in this offering of an additional $122,850 of these Units. As of September 30, 2004, the Company had sold 2,146,221 of its 2002 Units generating total net proceeds of $782,186. In June 2002, the Company finalized an agreement with Piggly Wiggly Carolina to implement the Let's Go Shopping coupon booklet program in 115 of their retail locations. The rollout began with 38 stores on September 26, 2002 and the other 77 stores were scheduled to implement the program in November. Prior to the dispute with Let's Go Shopping, Inc., the Company had entered into one funding arrangement, was considering another funding proposal and had established contact with two venture capital companies that had an interest in providing funding to the Company after an analysis of revenues from Piggly Wiggly operations. These funding opportunities were withdrawn following the Company's announcement of the LGS action. If the Company were unable to secure needed additional capital it would most likely impair the ability of the Company to meet its obligations in the near or medium term and to continue operations.

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

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM  5. OTHER INFORMATION

In February 2002, the Company completed a Registration Statement on Form S-8 with the Securities and Exchange Commission registering options to purchase 8,866,875 shares of the Company's common stock, par value $.001 per share, that were authorized to be issued by the Company under the Company's 2000 Omnibus Equity Incentive Plan. As of September 30, 2004, options to purchase 3,066,875 shares of the Company's common stock had been granted to various employees and directors of the Company; no such options were exercised. Additionally, as of September 30, 2004, options to purchase 1,766,875 shares of the Company's common stock expired unexercised.

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            None.

      (b)   Reports on Form 8-K.

            Current Report on Form 8-K filed on July 6, 2004.

            Current Report on Form 8-K filed on July 19, 2004.

            Current Report on Form 8-K filed on July 19, 2004.

            Current Report on Form 8-K filed on August 31, 2004.

            Current Report on Form 8-K filed on September 30, 2004.

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