Form 10KSB
period 2004-12-31
IN STORE MEDIA SYSTEMS INC
filed 2005-05-17
CIK 1012316

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

                                       or

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

                                 (760) 674-1063
                                 --------------
              (Registrant's telephone number, including area code)

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

                              YES [ ] NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference of Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [ ]

Registrant had no revenue for the fiscal year ended December 31, 2004.

On March 31, 2005, the Registrant had 70,484,485 shares of common voting stock held by non-affiliates. The aggregate market value of shares of Common Stock held by non-affiliates was approximately $704,844 as of March 31, 2005. This valuation is based upon the most recent sales price of Common Stock as reported by the Pink Sheets, LLC.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court.

Yes [ ] No [X]

On April 30, 2005, the issuer had 78,751,406 shares of its Common Stock, par value $.001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  Yes [ ] No [X]

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Forward Looking Statements

      This Annual Report on Form 10-KSB for the Company for the fiscal year ended December 31, 2004 (the "Annual Report") includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). The 1995 Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking. The Company uses words such as "anticipates," "believes," "expects," "future" and "intends" and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

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

      Until November 2002, the Company was primarily engaged in developing its technology, securing patent protection, formulating its business strategy, raising capital and developing necessary relationships with third parties, such as supermarkets, packaged goods manufacturers and others in connection with the manufacture and marketing of the systems incorporated into the Company's product line. Since the Company declared bankruptcy in November 2002 the primary activities have been the prosecution of various legal proceedings, including the bankruptcy reorganization. See Part I. Item 3. Legal Proceedings.

      For the twelve months ended December 31, 2004, the Company generated no operating revenue. Since inception of the Company through December 31, 2004, the Company has incurred accumulated losses of $23,016,429.

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

      Class 3--Allowed Unsecured Claims in Excess of $1,000: These claims constitute allowed unsecured claims held by various claimants incurred by the Company under the DIP Facility prior to the effective date of the Plan. These claims equaled approximately $1,900,000. Such claims were converted into their pro rata share of 1,500,000 shares of the Replacement Common Stock.

      Class 4--Allowed Unsecured Claims of $1,000 or less: These claims in an amount of approximately $10,000 will be paid in full in cash or pursuant to other arrangement acceptable to such claim holders (such amounts to be provided by AFGVII under the DIP Facility).

      Class 5--Allowed Administrative Convenience Claims: These claims constitute claims allowed under ss.11 U.S.C. ss.503(b) of the Code, the holders of which elect to receive an amount not in excess of $1,000 in cash in respect of their claims. No creditors elected to be treated as a Class 5 claim.

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

      The financial statements of the Company reflect that the ISM Intellectual Property does not have any book value under generally accepted accounting principles. Book value may not reflect actual market value.

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

Employees

      As of December 31, 2004, the Company had no full time employees. All activities of the Company related to the Bankruptcy Proceedings and were conducted by independent advisors. As of May 1, 2005, the Company has employment agreements with two officers, Erich Spangenberg, President, and William P. Stelt, Chief Financial Officer. See Part III, Item 10 "EXECUTIVE COMPENSATION - Employment Agreements."


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

ITEM 3 - LEGAL PROCEEDINGS

      During the fiscal year ended December 31, 2004, the Company faced several legal proceedings. For a description of the civil proceedings in the matter Let's Go Shopping, Inc. v. In Store Media Systems, see Part 1, Item 1. "BUSINESS --Dispute with Let's Go Shopping, Inc." above. The Company was also involved in a dispute with James Babo, a former employee of the Company in connection with the termination of Mr. Babo's employment. Both such matters were settled by the LGS Settlement Agreement executed on March 29, 2004.

      On November 12, 2002, the Company filed for reorganization under the United States Bankruptcy Code. See Part 1, Item 1 "BUSINESS--Bankruptcy Proceedings" above.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company did not hold any shareholder meetings in fiscal year 2004. In November 2004, the Company submitted to each shareholder the Joint Disclosure Statement and Plan of Reorganization approved by the Bankruptcy Court. The votes in favor of the Plan were 38,154,683 representing a majority of the outstanding shares. The approval of the Plan of Reorganization had the effect of appointing five directors, effectuating a reverse split of the outstanding shares and changing the name of the Company. See Part I, Item 1. Business - Bankruptcy Proceedings above.

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

      In May 2003, the Common Stock of the Company was delisted from the Electronic Bulletin Board and since the stock has traded only sporadically in The Pink Sheets.

      The following table shows the range of high and low bid quotations for the Company's Common Stock for the period from January 1, 2003 until May 22, 2003, as reported by the OTC Bulletin Board. From May 22, 2003 until March 31, 2005, the table reflects actual sales prices as reported by The Pink Sheets, LLC. Prices reflect inter-dealer prices, and do not necessarily reflect actual transactions, retail mark-up, mark-down, or commission.

                                STOCK QUOTATIONS

          Fiscal Quarter Ended                      Closing Sales
                                            High                   Low
                                            ----                   ---

      2005
      March 31, 2005                        0.0125                0.0001

      2004
      December 31, 2004                     0.0001                0.0001
      September 30, 2004                    0.015                 0.0001
      June 30, 2004                         0.02                  0.0001
      March 31, 2004                        0.005                 0.0001

      2003
      December 31, 2003                     0.015                 0.0001
      September 30, 2003                    0.02                  0.0001
      June 30, 2003                         0.03                  0.0001

                                          High Bid               Low Bid
                                          --------               -------
      May 22, 2003                          0.01                  0.01
      March 30, 2003                        0.02                  0.01

      At December 31, 2004, the number of record holders of the Company's Common Stock was approximately 420 beneficial owners of its Common Stock.

Dividends

      The Company has not paid any dividends with respect to its Common Stock, and it is not anticipated that the Company will pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

      2004. None.

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

ITEM 6 - MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following should be read in conjunction with the attached audited consolidated financial statements and the notes attached thereto as of December 31, 2004 and 2003, and for each of the two years then ended.

      Overview

      The Company has identified the accounting policies described below as critical to its business operations and the understanding of the Company's results of operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout this section where such policies affect the Company's reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Notes to the Financial Statements in Item 7 of this Annual Report, beginning on page F-18.

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

      The Company has generated revenues from operations of $19,664 and has incurred losses of $23,016,429 since inception through December 31, 2004.

      At December 31, 2004, the Company had a stockholders' deficit of $2,115,491 which reflects $21,741,596 of common stock, preferred stock and paid in capital (net of amount attributable to treasury stock) less accumulated deficit of $23,857,087. The accumulated deficit amount is primarily the result of the amount of interest expense incurred in connection with short-term convertible notes and debentures by the Company and the Predecessor in private transactions from 1996 through 2004, research and development, and general and administrative expenses incurred since inception. At December 31, 2004, the Company had a working capital deficit of $557,560, excluding $1,557,931 pre-petition liabilities subject to compromise (net of debt issuance costs).

      Financial Condition

      At December 31, 2004 the Company had $58,764 in total assets and $616,324 in total current liabilities (net of $1,557,931 of pre-petition liabilities subject to compromise) compared to $94,880 in total assets and $535,302 in total current liabilities (net of $1,451,264 of pre-petition liabilities subject to compromise) at December 31, 2003. Accounts payable and accrued expenses at the end of fiscal year 2004 were $423,224 (net of pre-petition liabilities subject to compromise) compared to $362,202 (net of pre-petition liabilities subject to compromise) at December 31, 2003. The Company had a working capital deficit of $557,560 at December 31, 2004 compared to a working capital deficit of $528,613 at December 31, 2003. The difference from 2004 to 2003 is primarily attributed to the increase in accrued expenses and accounts payable attributable to the costs of the Bankruptcy Proceedings and prosecuting the LGS Adversary Proceeding (see Part I, Item 3, "LEGAL PROCEEDINGS").

      Results of Operations

      Until November 2002, the Company's operational costs historically have increased or decreased primarily due to the expansion or contraction of the Company's ongoing research and development efforts. Commencing in November 2002 through December 31, 2004, the Company's costs have increased or decreased depending upon the costs of the Bankruptcy Proceedings and the lawsuits with LGS.

      The Company has incurred operating expenses of $15,672,469 from inception through December 31, 2004. These expenses include $3,320,137 in research and development expenses, $11,938,567 in general and administrative expenses and $413,765 in depreciation and amortization. As a result of the Bankruptcy Proceedings and a cessation of all operations except the prosecution of the Bankruptcy Proceedings and the LGS Adversary Proceeding, the general and administrative expenses of the Company were substantially reduced.

      Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

      For the year ended December 31, 2004, the Company sustained net operating losses of $125,420 as compared to net operating losses of $237,535 for the year ended December 31, 2003. The decrease in net operating losses primarily was due to a decrease in general and administrative expenses and the reduction in depreciation and amortization.

      The Company's operating expenses for the year ended December 31, 2004, decreased by $112,115 or approximately 47% to $125,420 as compared to operating expenses of $237,535, for the year ended December 31, 2003. The decrease in operating expenses in 2004 was due to a decrease in general and administrative expenses and the reduction in depreciation and amortization. General and administrative expenses decreased by $79,617 or approximately 39% to $125,420 for the 2004 year, as compared to general and administrative expenses of $205,037 for the year ended December 31, 2003. The decrease in general and administrative expenses primarily was due to a reduction in cash and stock based compensation to employees and consultants, and a reduction of expenses incurred with management consultants.

      The Company had a net loss of $223,805 for the year ended December 31, 2004, compared to a net loss of $196,542 for the prior year. The increase in net loss was attributable to various factors, including reduction of debt forgiveness income from $562,321 in 2003 to $0 in 2004, offset by a reduction in the loss on the sale of assets, income from the litigation settlement with LGS and a reduction in reorganization expense. As a result, for the fiscal year ended 2004, the Company had total other expenses of $55,762 compared to total other income of $218,976 for the fiscal year ended December 31, 2003. Reorganization expenses for 2004 declined by $135,360 or approximately 76% to $42,623.

      Year Ended December 31, 2003 Compared to Year Ended December 31, 2002. For the year ended December 31, 2003, the Company sustained net operating losses of $237,535 as compared to net losses of $2,025,912 for the year ended December 31, 2002. The decrease in net operating losses primarily was due to a decrease in general and administrative expenses.

      The Company's operating expenses for the year ended December 31, 2003, decreased by $1,789,535 or approximately 88% to as compared to operating expenses of $2,027,070, for the period ended December 31, 2002. The decrease in operating expenses in 2003 was due to a decrease in general and administrative expenses. General and administrative expenses decreased by $1,775,893 or approximately 90% to $205,037 for the 2003 year, as compared to general and administrative expenses of $1,980,930 for the same period in 2002. The decrease in general and administrative expenses primarily was due to a reduction in cash and stock based compensation to employees and consultants, and a reduction of expenses incurred with management consultants.

      The Company's net non-operating expense (including non-operating interest income and interest expense) increased to $343,345 for the year ended December 31, 2003, as compared to non-operating expenses of $279,522 for the year ended December 31, 2002. The increase was primarily due to a loss of $119,830 on the sale of certain assets and an increase of $75,145 or approximately 50% in interest expense. Interest expense for the year ended December 31, 2003 was $223,515 compared to $148,370 for the prior year. Debt conversion costs decreased from $128,856 to $0 in 2003. However, the decreases in debt conversion costs and increases in losses from the sale of assets and interest expense were offset by the recognition of $562,321 in debt forgiveness income. As a result, for the fiscal year ended 2003, the Company had total other income of $218,976 compared to total losses of $279,522 for the fiscal year ended December 31, 2002.

      Liquidity and Capital Resources

      From inception until November 2002, the Company's principal requirements for capital have been to finance the cost of research and development of its coupon selection, dispensing and clearing systems and related technologies, and to pay for expenses associated with securing patent protection, formulating its business strategy and developing strategic relationships with third parties, such as Unisys Corporation, retailers and product manufacturers. From November 2002 until December 31, 2004, the primary capital requirements of the Company have been to finance the costs of the Bankruptcy Proceedings and the lawsuits with LGS. The Company has historically financed its operations through loans and investments by directors and officers, and the sale of equity and debt securities in private transactions in reliance upon exemptions from the registration and qualification requirements under federal and state securities laws. In July 2003, the Company entered into a Debtor in Possession Credit Agreement (the "DIP Facility") with Acclaim Financial Group Ventures II, LLC ("AFGVII"). Since such date the Company has relied primarily on the DIP
Facility to provide all required capital.

      At December 31, 2004, the Company had $616,324 in current liabilities (net of $1,557,931 of liabilities subject to compromise), of which $312,584 was from accrued expenses, primarily professional fees relating to the Bankruptcy Proceeding and the LGS lawsuits.

      The remaining portion of the Company's current liabilities is primarily comprised of short-term note obligations totaling $193,100 (including $87,100 due to a related party) at December 31, 2004. The Company relied primarily on the DIP Facility to finance operations during the fiscal year ended December 31, 2004. At December 31, 2004, the Company had available cash of $6,809, as compared to available cash of $6,109 at December 31, 2003. Other current assets increased to $51,955, primarily as a result of the receivable due from LGS in connection the Settlement Agreement.

ITEM 7 - FINANCIAL STATEMENTS

      The financial statements listed in the accompanying index to financial statements required to be filed are attached to this Annual Report. Reference is made to page F-2 of this Annual Report.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On April 21, 2005, Causey Demgen & Moore Inc. ("CDM") declined to stand for re-appointment as AFG Enterprises, Inc. (the "Company") independent accountants due to the restrictions imposed by Section 208(a) of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities Exchange Commission that prohibit partners on the audit engagement team from providing audit services to the issuer for more than five consecutive years and from returning to audit services with the same issuer within five years. The Company appointed the firm of Singer Lewak Greenbaum & Goldstein LLP ("SLGG") to serve as independent public accountants of the Company for the fiscal year ending December 31, 2004.

      CDM's report on the Company's financial statements for the fiscal years ended December 31, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. However, they did include an explanatory paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern.

      During the years ended December 31, 2003 and 2002 and through April 21, 2005, there were no disagreements with CDM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to CDM's satisfaction, would have caused them to make reference to the subject matter of such disagreements in connection with their report on the Company's financial statements for such years.

ITEM 8A. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures. As of May 1, 2005, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer. Based on that evaluation, our Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in its periodic SEC filings.

      Changes in Internal Control over Financial Reporting. The Company has made no significant change in its internal control over financial reporting as of May 1, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

      None.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      As of December 31, 2004, the Company's executive officers and directors and their ages were as follows:

--------------------------------------------------------------------------------
         Name                   Age                  Position
--------------------------------------------------------------------------------
Erich Spangenberg               44     Chief Executive Officer, Treasurer and
                                       Secretary  and Chairman of the Board
--------------------------------------------------------------------------------
Donald P. Uhl                   71     President and Director
--------------------------------------------------------------------------------
Douglas B. Croxall              36     Director
--------------------------------------------------------------------------------
Ronald F. Anderegg              52     Director
--------------------------------------------------------------------------------

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

      ERICH SPANGENBERG, Chief Executive Officer, Treasurer, Secretary and Chairman of the Board of Directors. Mr. Spangenberg is and has been since 1998 an officer of Acclaim Financial Group Venture II, LLC and several of its affiliates, all of which are engaged in merchant banking, investment and advisory services. From April 1996 through January 1998, Mr. Spangenberg held various executive positions with Smartalk Teleservices, Inc., a telecommunications company. From December 1994 through April 1996, Mr. Spangenberg was a Senior Vice President with the investment banking group of Donaldson, Lufkin & Jenerette. From 1985 until 1994, Mr. Spangenberg was an associate and a partner with Jones, Day, Reavis & Pogue. Mr. Spangenberg holds a BA from Skidmore College, a M.Sc. from The London School of Economics and a JD from Case Western Reserve University.

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

      Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) Beneficial Ownership Reporting Compliance Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules of the Commission thereunder require the Company's executive officers, directors and greater than 10% stockholders to file reports of ownership and changes in ownership of the Common Stock of the Company with the Commission. Based upon a review of such reports, the Company has determined that during the fiscal year ended December 31, 2004 all required forms were timely filed.

ITEM 10 - EXECUTIVE COMPENSATION

Remuneration of Executive Officers

         The following table sets forth information concerning the compensation received for the fiscal years ended December 31, 2004, 2003 and 2002 for services rendered to the Company in all capacities by the individual who served as the Company's Chief Executive Officer at the end of the 2004 fiscal year and other highly compensated executives of the Company. The total amount of the annual salary and bonus payable to each of the Company's other executive officers for the last completed fiscal year was below $100,000. See Item 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

---------------------------------------------------------------------------------------------------------------------------
                                      Annual Compensation (1)                Long Term Compensation
                                  ------------------------------     --------------------------------------
                                                                               Awards               Payouts
                                                                                    Securities
                                                                     Restricted     Underlying                  All other
Name and Principal                 Salary                               Stock       Options/SARs                  Compen-
     Position              Year    ($)(1)    Bonus ($)  Other ($)    Awards ($)         (#)         LTIP ($)    sation(2)
---------------------------------------------------------------------------------------------------------------------------
Erich Spangenberg, CEO     2004     -0-        -0-        -0-           -0-             -0-           -0-          -0-
                           2003     -0-        -0-        -0-           -0-           -0- (2)         -0-          -0-
                           2002     -0-        -0-        -0-           -0-             -0-           -0-          -0-
---------------------------------------------------------------------------------------------------------------------------
Donald P. Uhl, President   2004     -0-        -0-        -0-           -0-             -0-           -0-          -0-
                           2003    53,328      -0-        -0-           -0-             -0-           -0-          -0-
                           2002    29,999      -0-        -0-           -0-             -0-           -0-          -0-
---------------------------------------------------------------------------------------------------------------------------

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

Employment Agreements

At May 1, 2005, the Company had an employment agreement with Erich Spangenberg, Chief Executive Officer, Treasurer and Secretary which provides for annual compensation of $1.00 per annum.

The employment agreement with William P. Stelt, Chief Financial Officer, is "at will" and provides for an annual salary of $96,000, plus a performance bonus of $5,000 upon filing of all outstanding annual and quarterly reports due under the Securities Exchange Act of 1934.

Individual Option Grants

      During the fiscal years ended December 31, 2004, no options to purchase shares of Common Stock were granted.

Option Exercises

      During the fiscal year ended December 31, 2004 no employees exercised any outstanding options. The following table sets forth the number of options held by each of the named principal executive officers and the value thereof.

-------------------------------------------------------------------------------------------------------------
                                                                           Number of
                                                                          Securities           Value of
                                                                          Underlying         Unexercised
                                                                          Unexercised        In-the-Money
                                                                        Options/SARs at    Options/SARs at
                                                                        Fiscal Year End    Fiscal Year End
                                                                              (1)                (2)

                                   Shares Acquired                       Exercisable/        Exercisable/
              Name                   on Exercise      Value Realized     Unexercisable      Unexercisable
-------------------------------------------------------------------------------------------------------------
Erich Spangenberg                        -0-               -0-              -0- (3)            -0-/-0-
-------------------------------------------------------------------------------------------------------------
Donald P. Uhl                            -0-               -0-             700,000/0           -0-/-0-
-------------------------------------------------------------------------------------------------------------

-----------------

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Except as otherwise indicated, the following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock at December 31, 2004, by (i) each of the Company's directors and officers, (ii) each person or entity who beneficially owned more than five percent of the Company's Common Stock or Preferred Stock, and (iii) all directors and officers of the Company as a group. Unless otherwise indicated, all addresses are care of the Company at its executive offices.

          Name and Address of                               Amount and Nature of
            Beneficial Owner         Class of Security       Beneficial Owner (1)      Percent of Class
Erich Spangenberg                  Common Stock                  19,282,809 (2)              19.67%

Douglas B. Croxall                 Common Stock                  19,282,809 (2)              19.67%

Ronald F. Anderegg                 Common Stock                   4,886,921                   6.24%
1600 South Beacon Boulevard
Grand Haven, MI 49417

Melissa Schulze                    Common Stock                   3,700,000                   4.70%
6756 South Holland Way
Littleton, CO 80128

Donald P. Uhl                      Common Stock                   4,080,000 ((3))             5.14%

Dale Davis                         Preferred Stock                        1                  50.00%

CHKM LLC                           Preferred Stock                        1                  50.00%

All Officer and Directors as a     Common Stock                  28,249,730                  28.63%
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

      (2) Includes options to purchase 19,282,809 shares of Common Stock granted to AFGVII, of which Mr. Spangenberg and Mr. Croxall are principals and owners. Mr. Spangenberg and Mr. Croxall each disclaim beneficial ownership of such shares. Excludes the right of NMPP to acquire 347,222 shares of Common Stock which NMPP acquired from ICS in connection with the settlement agreement between the Company and Derek Bushman and ISC.

      (3) Includes 1,000,000 shares of the Company's Common Stock held in Mr. Uhl's name and options to purchase 700,000 shares of the Company's Common Stock at an exercise price of $.30 per share. Includes 2,380,000 shares of the Company's Common Stock are held in the name of the PLDLC Family Limited Partnership, a Colorado limited partnership. Mr. Uhl is General Partner and exercises voting control with respect to the stock in the partnership. Mr. Uhl disclaims beneficial ownership of the PLDLC shares other than through his derivative ownership interest in the PLDLC partnership.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans To and From Affiliates

      In 2003, the Company borrowed an aggregate of $17,100 from various officers and directors. The Company believes that such loans were on terms no less favorable to the Company than those available from third parties in an arms-length transaction.

Certain Business Relationships

      Erich Spangenberg CEO, Treasurer and Secretary and Chairman of the Board, and Douglas B. Croxall, Director, are principals of AFGVII. In July 2003, the Company and AFGVII entered into the DIP Facility. See Item I, Part 1 "BUSINESS--Bankruptcy Proceedings" above. Erich Spangenberg is also a principal of NMPP which was a secured creditor of the Company and which purchased from ISC the right to acquire 347,222 shares of Common Stock.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are filed as part of this Annual Report.

Exhibit
Number      Description

3.1         Articles of Incorporation (1)

3.1.2 Certificate of Amendment filed with the Nevada Secretary of State as of October 7, 1998 (2)

3.1.3 Articles and Agreement of Merger filed with the Nevada Secretary of State as of October 8, 1998 (2)

3.1.4 Certificate of Amendment filed with the Nevada Secretary of State as of April 21, 2000 (2)

3.1.5 Certificate of Amendment filed with the Nevada Secretary of State as of November 14, 2000 (2)

3.1.6 Certificate of Amendment filed with the Nevada Secretary of State as of May 4, 2005*

3.2         Bylaws of the Company (as amended) (2)

4.1         Specimen of Common Stock of the Company (2)

10.1 Credit Agreement between the Company and Acclaim Financial Group Ventures II, LLC dated July 15, 2003. (3)

10.2 Settlement Agreement dated March 25, 2004 between the Company and Let's Go Shopping, Inc., James McCreary and James B. Babo. (3)

10.3        Employment Agreement with Erich Spangenberg. (4)

10.4        Employment Agreement with William P. Stelt dated February 1, 2005.
            (4)

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

(2) Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed on April 1, 2002.

(3) Filed with the Commission and incorporate by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 and filed on April 15, 2005.

(4) Filed with the Commission and incorporate by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 and filed on April 20, 2005.

(b)   REPORTS ON FORM 8-K.

      Current Report on Form 8-K filed on January 30, 2004.

      Current Report on Form 8-K filed on March 15, 2004.

      Current Report on Form 8-K filed on April 1, 2004.

      Current Report on Form 8-K filed on May 3, 2004.

      Current Report on Form 8-K filed on June 3, 2004.

      Current Report on Form 8-K filed on July 16, 2004.

      Current Report on Form 8-K filed on July 19, 2004.

      Current Report on Form 8-K filed on August 31, 2004.

      Current Report on Form 8-K filed on September 30, 2004.

      Current Report on Form 8-K filed on October 28, 2004.

      Current Report on Form 8-K filed on November 23, 2004.

      Current Report on Form 8-K filed on December 29, 2004.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees

      The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of its annual financial statements, review of its financial statements included in its quarterly reports and other fees that are normally provided by the Company's accountant in connection with its audits during the fiscal years ended December 31, 2004 and 2003 were $20,000 and $0, respectively.

      Audit Related Fees

      The Company did not pay any fees for assurance and related services by the Company's principal accountant, other than amounts previously reported in this
Item 14 for the fiscal years ended December 31, 2004 and 2003.

      Tax Fees

      The Company did not pay its principal accountant for any professional services related to tax compliance, tax advices and tax planning for the fiscal years ended December 31, 2004 and 2003.

      All Other Fees

      During the fiscal year ended December 31, 2004, and 2003, the Company's principal accountant did not provide any other services and accordingly did not bill the Company any other fees for the fiscal years ended December 31, 2004 and 2003, except as provided above.

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

Date: May __, 2005                      AFG ENTERPRISES, INC.
                                             (Registrant)

                                        By: /s/ Erich Spangenberg
                                            ---------------------------------
                                             Erich Spangenberg, CEO

                                        By: /s/ William P. Stelt
                                            ---------------------------------
                                            William P. Stelt, CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              AFG ENTERPRISES, INC.

Date:    May __, 2005                      ____________________________
                                           John B. Burns, III, Director

Date:    May __, 2005                      ____________________________
                                           Douglas B. Croxall, Director

Date:    May __, 2005                      ____________________________
                                           Erich Spangenberg, Director

Date:    May __, 2005                      ____________________________
                                           David Pridham, Director

Date:    May __, 2005                      ____________________________
                                           Stephen Peary, Director

                              AFG ENTERPRISES, INC.

                     (FORMERLY IN STORE MEDIA SYSTEMS, INC.)

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 and 2004
               AND THE PERIOD FROM INCEPTION TO DECEMBER 31, 2004

                                      WITH
            REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

                              AFG ENTERPRISES, INC.
                     (FORMERLY IN STORE MEDIA SYSTEMS, INC.)
                         (A development stage company)

                          INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004 AND FOR THE PERIOD FROM DECEMBER 30, 1992 (INCEPTION) THROUGH DECEMBER 31, 2004:

Reports of Independent Registered Public Accounting Firms                        F-3

Balance Sheet as of December 31, 2003 and 2004                                   F-5

Statement of Operations for Years Ended December 31, 2003 and 2004, and
for the Period from December 30, 1992 (Inception) Through December 31, 2004      F-7

Statement of Changes in Stockholders' Deficit For the Period from
December 30, 1992 (Inception) Through December 31, 2004                          F-8

Statement of Cash Flows For Years Ended December 31, 2003 and 2004, and
for the Period from December 30, 1992 (Inception) Through December 31, 2004     F-16

Notes to Financial Statements                                                   F-18

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
AFG Enterprises, Inc. (Formerly In Store Media Systems, Inc.)
Palm Desert, CA

      We have audited the accompanying balance sheet of AFG Enterprises, Inc. (Formerly In Store Media Systems, Inc. - a development stage company) as of December 31, 2004, and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We have not audited the statements of operations and changes in stockholders' deficit and cash flows for the period from December 30, 1992 (inception) to December 31, 2003, which constituted stockholders' deficit aggregating to $1,891,686.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFG Enterprises, Inc. (Formerly In Store Media Systems, Inc.) as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has been primarily involved in research and development activities, resulting in significant losses and a stockholders' deficit at December 31, 2004 of $2,115,491. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Singer Lewak Greenbaum & Goldstein LLP
Los Angeles, California
April 1, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
AFG Enterprises, Inc. (Formerly In Store Media Systems, Inc.)

      We have audited the accompanying balance sheet of AFG Enterprises, Inc. (Formerly In Store Media Systems, Inc. - a development stage company) as of December 31, 2003, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended and for the period from December 30, 1992 (inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with standards of The Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFG Enterprises, Inc. (Formerly In Store Media Systems, Inc.) as of December 31, 2003 and the results of its operations and its cash flows for the year then ended and for the period from December 30, 1992 (inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

Denver, Colorado                                     Causey Demgen & Moore Inc.
February 3, 2005

                             AFG ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                           December 31, 2003 and 2004


                                     ASSETS

                                                         2003           2004
                                                     ------------   ------------
Current assets:
   Cash and cash equivalents                         $      6,109   $      6,809
   Other current assets                                       580         51,955
                                                     ------------   ------------

    Total current assets                                    6,689         58,764

Other assets:
   Patent costs, net of accumulated amortization of
    $48,360 (2003)                                         88,191             --
                                                     ------------   ------------

    Net other assets                                       88,191             --
                                                     ------------   ------------

                                                     $     94,880   $     58,764
                                                     ============   ============

   The accompanying notes are an integral part of these financial statements.

                             AFG ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                           December 31, 2003 and 2004

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                2003            2004
                                                            ------------    ------------
Liabilities Not Subject to Compromise
Current liabilities:
   Accounts payable                                         $     49,572    $     53,049
   Interest payable                                               28,496          57,591
   Accrued expenses                                              284,134         312,584
   Notes payable-related party                                    67,100          87,100
   Short-term notes payable                                      106,000         106,000
                                                            ------------    ------------

    Total current liabilities                                    535,302         616,324

Liabilities Subject to Compromise
   Pre-Petition Liabilities net of debt issuance costs of
    $86,667 (2003) and $0 (2004)                               1,451,264       1,557,931

Commitments and contingencies

Stockholders' deficit:
   Preferred stock, no par value; 50,000,000 shares
    authorized, 2 shares issued and outstanding
    liquidation preference $520,000                              500,000         500,000
   Common stock, $.001 par value; 150,000,000 shares
    authorized, 88,126,148 shares issued                          88,126          88,126
   Additional paid-in capital                                 21,567,220      21,567,220
   Stock subscriptions received                                  150,000         150,000
   Treasury stock, at cost; 9,374,742 shares                    (563,750)       (563,750)
   Deficit accumulated during the development stage          (23,633,282)    (23,857,087)
                                                            ------------    ------------

    Total stockholders' deficit                               (1,891,686)     (2,115,491)
                                                            ------------    ------------

                                                            $     94,880    $     58,764
                                                            ============    ============

   The accompanying notes are an integral part of these financial statements.

                             AFG ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS

                 For the Years Ended December 31, 2003 and 2004
 and for the Period from December 30, 1992 (inception) through December 31, 2004

                                                                          Cumulative
                                                                         amounts from
                                             2003            2004         inception
                                         ------------    ------------    ------------
Revenues:
    Coupon handling fees and other       $         --    $         --    $     19,664

Costs and expenses:
    Research and development                       --              --       3,320,137
    General and administrative                205,037         125,420      11,938,567
    Depreciation and amortization              32,498              --         413,765
                                         ------------    ------------    ------------

      Total costs and expenses                237,535         125,420      15,672,469
                                         ------------    ------------    ------------

      Operating loss                         (237,535)       (125,420)    (15,652,805)

Other income (expense):
    Interest income                                --              --         105,872
    Litigation settlement                          --          60,000         (96,250)
    Restructuring costs                            --              --        (222,632)
    Debt conversion costs                          --              --      (1,437,198)
    Debt forgiveness                          562,321              --         562,321
    Gain/(loss) on sale of assets            (119,830)             --        (122,146)
    Interest expense                         (223,515)       (115,762)     (5,916,907)
                                         ------------    ------------    ------------
      Total other income (expense)            218,976         (55,762)     (7,126,940)
                                         ------------    ------------    ------------
      Loss before reorganization items        (18,559)       (181,182)    (22,779,745)

    Reorganization expense                   (177,983)        (42,623)       (236,684)
                                         ------------    ------------    ------------

Net loss                                     (196,542)       (223,805)    (23,016,429)

Preferred stock dividends                          --              --          90,658
                                         ------------    ------------    ------------

Net loss applicable to common
    stockholders                         $   (196,542)   $   (223,805)   $(23,107,087)
                                         ============    ============    ============

Basic and diluted net loss per common
    share                                           *               *    $       (.41)
                                         ============    ============    ============

Weighted average common shares
    outstanding                            78,700,000      78,800,000      55,600,000
                                         ============    ============    ============

* Less than ($0.01) per share

   The accompanying notes are an integral part of these financial statements.

                             AFG ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

   For the Period from December 30, 1992 (inception) through December 31, 2004

                                                                                                                      Additional
                                                           Preferred stock                   Common stock               paid-in
                                                        Shares          Amount          Shares          Amount          capital
                                                     ------------    ------------    ------------    ------------    ------------
Balance at December 30, 1992 (inception)                       --    $         --              --    $         --    $         --

   Issuance of common stock in exchange for
     assignment of patent and services in
     1993 ($.001 per share)                                    --              --      30,462,375          30,462          (7,367)

   Sale of common stock for cash
     in 1993 ($.07 per share)                                  --              --       2,812,496           2,813         187,187

   Sale of common stock for hardware,
     software and lab time in 1993 ($.07 per
     share)                                                    --              --       1,125,000           1,125          77,625

   Sale of common stock for cash
     in 1993 ($.21 per share)                                  --              --          94,125              94          19,806

   Sale of common stock for cash
     in 1994 ($.08 per share)                                  --              --       5,861,005           5,861         479,139

   Sale of common stock for cash
     in 1995 ($.40 per share)                                  --              --         750,000             750         299,250

   Exercise of warrants in 1995
     ($.26 per share)                                          --              --          19,320              19           5,038

   Issuance of common stock for services
     in 1995, less shares returned ($.24 per
     share based on original shares issued)                    --              --          75,000              75          42,321

   Sale of common stock for cash
     in 1995 ($.01 per share)                                  --              --         297,000             297           2,673

   Exercise of warrants in 1996
     ($.20 per share)                                          --              --          22,680              23           5,987

   Issuance of warrants in connection with
     debt offering in 1996                                     --              --              --              --       1,140,915

                                                                       Deficit
                                                                     accumulated
                                                                     during the
                                                        Stock         Treasury       development
                                                    subscriptions       stock            stage           Total
                                                     ------------    ------------    ------------    ------------
Balance at December 30, 1992 (inception)             $         --    $         --    $         --    $         --

   Issuance of common stock in exchange for
     assignment of patent and services in
     1993 ($.001 per share)                                    --              --              --          23,095

   Sale of common stock for cash
     in 1993 ($.07 per share)                                  --              --              --         190,000

   Sale of common stock for hardware,
     software and lab time in 1993 ($.07 per
     share)                                                    --              --              --          78,750

   Sale of common stock for cash
     in 1993 ($.21 per share)                                  --              --              --          19,900

   Sale of common stock for cash
     in 1994 ($.08 per share)                                  --              --              --         485,000

   Sale of common stock for cash
     in 1995 ($.40 per share)                                  --              --              --         300,000

   Exercise of warrants in 1995
     ($.26 per share)                                          --              --              --           5,057

   Issuance of common stock for services
     in 1995, less shares returned ($.24 per
     share based on original shares issued)                    --              --              --          42,396

   Sale of common stock for cash
     in 1995 ($.01 per share)                                  --              --              --           2,970

   Exercise of warrants in 1996
     ($.20 per share)                                          --              --              --           6,010

   Issuance of warrants in connection with
     debt offering in 1996                                     --              --              --       1,140,915

                         (Continued on following page)
   The accompanying notes are an integral part of these financial statements.

                             AFG ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

   For the Period from December 30, 1992 (inception) through December 31, 2004

                         (Continued from preceding page)

                                                                                                                      Additional
                                                           Preferred stock                   Common stock               paid-in
                                                        Shares          Amount          Shares          Amount          capital
                                                     ------------    ------------    ------------    ------------    ------------
   Settlement reached to repurchase 2,687,500
     shares of common stock of the Company
     in 1996 ($.02 per share)                                  --              --              --              --              --

   Sale of common stock for cash and
     settlement of accounts payable in 1997
     ($.05 per share)                                          --              --         585,000             585          30,206

   Issuance of warrants in connection with
     debt offering in 1997                                     --              --              --              --         361,201

   Purchase of common stock by conversion of
     note principal in 1997 ($.27 per share)                   --              --       1,416,146           1,416         621,500

   Purchase of common stock by conversion of
     note interest in 1997 ($.27per share)                     --              --         108,241             108          28,756

   Additional purchases of common stock for
     cash in connection with note conversions
     in 1997 ($.27 per share)                                  --              --       1,765,278           1,765         468,976

   Net loss for the period from inception through
     December 31, 1997                                         --              --              --              --              --
                                                     ------------    ------------    ------------    ------------    ------------

Balance, December 31, 1997                                     --              --      45,393,666          45,393       3,763,213

   Issuance of warrants in connection with
     debt offering                                             --              --              --              --         157,996

   Issuance of common stock in exchange for
     services ($.17 per share)                                 --              --         937,500             938         159,062

   Sale of common stock for cash
     in 1998 ($.13 per share)                                  --              --       2,250,000           2,250         297,750

                                                                       Deficit
                                                                     accumulated
                                                                     during the
                                                        Stock         Treasury       development
                                                    subscriptions       stock            stage           Total
                                                     ------------    ------------    ------------    ------------
   Settlement reached to repurchase 2,687,500
     shares of common stock of the Company
     in 1996 ($.02 per share)                                  --         (43,750)             --         (43,750)

   Sale of common stock for cash and
     settlement of accounts payable in 1997
     ($.05 per share)                                          --              --              --          30,791

   Issuance of warrants in connection with
     debt offering in 1997                                     --              --              --         361,201

   Purchase of common stock by conversion of
     note principal in 1997 ($.27 per share)                   --              --              --         622,916

   Purchase of common stock by conversion of
     note interest in 1997 ($.27per share)                     --              --              --          28,864

   Additional purchases of common stock for
     cash in connection with note conversions
     in 1997 ($.27 per share)                                  --              --              --         470,741

   Net loss for the period from inception through
     December 31, 1997                                         --              --      (8,031,938)     (8,031,938)
                                                     ------------    ------------    ------------    ------------

Balance, December 31, 1997                                     --         (43,750)     (8,031,938)     (4,267,082)

   Issuance of warrants in connection with
     debt offering                                             --              --              --         157,996

   Issuance of common stock in exchange for
     services ($.17 per share)                                 --              --              --         160,000

   Sale of common stock for cash
     in 1998 ($.13 per share)                                  --              --              --         300,000

                         (Continued on following page)
   The accompanying notes are an integral part of these financial statements.

                             AFG ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

   For the Period from December 30, 1992 (inception) through December 31, 2004

                         (Continued from preceding page)

                                                                                                                      Additional
                                                           Preferred stock                   Common stock               paid-in
                                                        Shares          Amount          Shares          Amount          capital
                                                     ------------    ------------    ------------    ------------    ------------
   Exercise of warrants by conversion of
     note interest ($.14 per share)                            --              --          56,250              56           3,694

   Additional purchases of common stock for
     cash in connection with note conversions
     ($.27 per share)                                          --              --         427,500             428         113,572

   Purchase of common stock by conversion of
     note principal and interest ($.52 per share)              --              --       3,266,250           3,266       1,709,903

   Exercise of warrants by conversion of
     note principal and interest ($.52 per share)              --              --         736,543             737         376,240

   Cash received in connection with subsequent
     conversion of note and interest to stock                  --              --              --              --              --

   Issuance of common stock pursuant
     to recapitalization                                       --              --       6,000,000           6,000          (6,000)

   Settlement of accounts payable by the
     issuance of common stock ($1.08 per
     share)                                                    --              --          26,977              27          29,218

   Net loss for the year ended December
     31, 1998                                                  --              --              --              --              --
                                                     ------------    ------------    ------------    ------------    ------------

Balance, December 31, 1998                                     --              --      59,094,686          59,095       6,604,648

   Purchase of common stock by conversion of
     note principal and interest ($.73 per share)              --              --         543,750             544         398,445

   Exercise of warrants by conversion of
     note principal and interest ($.53 per share)              --              --         541,121             541         288,508

                                                                       Deficit
                                                                     accumulated
                                                                     during the
                                                        Stock         Treasury       development
                                                    subscriptions       stock            stage           Total
                                                     ------------    ------------    ------------    ------------
   Exercise of warrants by conversion of
     note interest ($.14 per share)                            --              --              --           3,750

   Additional purchases of common stock for
     cash in connection with note conversions
     ($.27 per share)                                          --              --              --         114,000

   Purchase of common stock by conversion of
     note principal and interest ($.52 per share)              --              --              --       1,713,169

   Exercise of warrants by conversion of
     note principal and interest ($.52 per share)              --              --              --         376,977

   Cash received in connection with subsequent
     conversion of note and interest to stock              75,000              --              --          75,000

   Issuance of common stock pursuant
     to recapitalization                                       --              --              --              --

   Settlement of accounts payable by the
     issuance of common stock ($1.08 per
     share)                                                    --              --              --          29,245

   Net loss for the year ended December
     31, 1998                                                  --              --      (1,890,976)     (1,890,976)
                                                     ------------    ------------    ------------    ------------

Balance, December 31, 1998                                 75,000         (43,750)     (9,922,914)     (3,227,921)

   Purchase of common stock by conversion of
     note principal and interest ($.73 per share)              --              --              --         398,989

   Exercise of warrants by conversion of
     note principal and interest ($.53 per share)         (75,000)             --              --         214,049

                         (Continued on following page)
   The accompanying notes are an integral part of these financial statements.

                             AFG ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

   For the Period from December 30, 1992 (inception) through December 31, 2004

                         (Continued from preceding page)

                                                                                                                      Additional
                                                           Preferred stock                   Common stock               paid-in
                                                        Shares          Amount          Shares          Amount          capital
                                                     ------------    ------------    ------------    ------------    ------------
   Sale of common stock for cash and in
     exchange for stock offering services
     ($1.00 per share)                                         --              --       3,456,360           3,457       2,475,245

   Exercise of warrants                                        --              --         116,250             116          18,884

   Issuance of common stock for employee
     compensation ($.90 per share)                             --              --          50,000              50          44,950

   Purchase of 6,687,242 treasury shares
     ($.08 per share)                                          --              --              --              --              --

   Issuance of common stock in settlement of
     account payable ($1.00 per share)                         --              --          26,360              26          26,334

   Extension of exercise period of warrants
     issued in connection with debt offerings                  --              --              --              --         959,895

   Net loss for the year ended December
     31, 1999                                                  --              --              --              --              --
                                                     ------------    ------------    ------------    ------------    ------------

Balance, December 31, 1999                                                     --      63,828,527          63,829      10,816,909

   Sale of common stock for cash
     ($1.00 per share)                                         --              --          50,000              50          49,950

   Exercise of warrants                                        --              --         249,892             249          16,394

   Issuance of common stock for employee
     compensation ($.90 per share)                             --              --         105,000             105          94,395

   Warrants exercised on a cashless basis in
     consideration for private debt offering
     services ($.90 per share)                                 --              --       2,009,202           2,009          (2,009)

                                                                       Deficit
                                                                     accumulated
                                                                     during the
                                                        Stock         Treasury       development
                                                    subscriptions       stock            stage           Total
                                                     ------------    ------------    ------------    ------------
   Sale of common stock for cash and in
     exchange for stock offering services
     ($1.00 per share)                                         --              --              --       2,478,702

   Exercise of warrants                                        --              --              --          19,000

   Issuance of common stock for employee
     compensation ($.90 per share)                             --              --              --          45,000

   Purchase of 6,687,242 treasury shares
     ($.08 per share)                                          --        (520,000)             --        (520,000)

   Issuance of common stock in settlement of
     account payable ($1.00 per share)                         --              --              --          26,360

   Extension of exercise period of warrants
     issued in connection with debt offerings                  --              --              --         959,895

   Net loss for the year ended December
     31, 1999                                                  --              --      (3,185,702)     (3,185,702)
                                                     ------------    ------------    ------------    ------------

Balance, December 31, 1999                                     --        (563,750)    (13,108,616)     (2,791,628)

   Sale of common stock for cash
     ($1.00 per share)                                         --              --              --          50,000

   Exercise of warrants                                        --              --              --          16,643

   Issuance of common stock for employee
     compensation ($.90 per share)                             --              --              --          94,500

   Warrants exercised on a cashless basis in
     consideration for private debt offering
     services ($.90 per share)                                 --              --              --              --

                         (Continued on following page)
   The accompanying notes are an integral part of these financial statements.

                             AFG ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)


   For the Period from December 30, 1992 (inception) through December 31, 2004

                         (Continued from preceding page)

                                                                                                                      Additional
                                                           Preferred stock                   Common stock               paid-in
                                                        Shares          Amount          Shares          Amount          capital
                                                     ------------    ------------    ------------    ------------    ------------
   Extension of exercise period of warrants issued
     in connection with debt offerings                         --              --              --              --         (95,901)

   Sale of preferred stock for cash                             3         750,000              --              --         750,000

   Preferred stock dividends                                   --              --              --              --              --

   Intrinsic value of stock options granted to
     officers of the Company                                   --              --              --              --         324,527

   Conversion of notes payable into common stock               --              --       1,389,000           1,389         895,675

   Settlement of debenture payable                             --              --              --              --         226,170

   Net loss for the year ended
     December 31, 2000                                         --              --              --              --              --
                                                                     ------------    ------------    ------------    ------------

Balance, December 31, 2000                                      3         750,000      67,631,621          67,631      13,076,110

   Sale of common stock for cash ($.27 to $.36 per
     share)                                                    --              --       6,600,000           6,600       2,045,400

   Preferred stock dividends                                   --              --              --              --              --

   Intrinsic value of stock options granted
     to employees and fair value of stock
     options granted to consultants                            --              --              --              --         430,374

   Conversion of notes payable into common
     stock                                                     --              --       2,715,000           2,715       1,866,040

   Conversion of short-term note payable into common
     stock                                                     --              --         310,155             310         251,241

   Extension of exercise period of warrants issued
     in connection with debt offering                          --              --              --              --         474,175

                                                                       Deficit
                                                                     accumulated
                                                                     during the
                                                        Stock         Treasury       development
                                                    subscriptions       stock            stage           Total
                                                     ------------    ------------    ------------    ------------
   Extension of exercise period of warrants issue
     in connection with debt offerings                                         --              --         (95,901)

   Sale of preferred stock for cash                                            --        (750,000)        750,000

   Preferred stock dividends                                                   --          (4,603)         (4,603)

   Intrinsic value of stock options granted to
     officers of the Company                                                   --              --         324,527

   Conversion of notes payable into common stock                               --              --         897,064

   Settlement of debenture payable                                             --              --         226,170

   Net loss for the year ended
     December 31, 2000                                         --              --      (2,512,686)     (2,512,686)
                                                     ------------    ------------    ------------    ------------

Balance, December 31, 2000                                     --        (563,750)    (16,375,905)     (3,045,914)

   Sale of common stock for cash ($.27 to $.36 per
     share)                                                    --              --              --       2,052,000

   Preferred stock dividends                                   --              --         (56,055)        (56,055)

   Intrinsic value of stock options granted
     to employees and fair value of stock
     options granted to consultants                            --              --              --         430,374

   Conversion of notes payable into common
     stock                                                     --              --              --       1,868,755

   Conversion of short-term note payable into common
     stock                                                     --              --              --         251,551

   Extension of exercise period of warrants issue
     in connection with debt offering                          --              --              --         474,175

                         (Continued on following page)
   The accompanying notes are an integral part of these financial statements.

                             AFG ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

   For the Period from December 30, 1992 (inception) through December 31, 2004

                         (Continued from preceding page)

                                                                                                                      Additional
                                                           Preferred stock                   Common stock               paid-in
                                                        Shares          Amount          Shares          Amount          capital
                                                     ------------    ------------    ------------    ------------    ------------
    Sales of common stock for cash ($.75 per share)            --              --       2,292,000              --              --

    Net retirement of stock and cash paid upon
      merger with E. Schulze Corp.                             --              --      (2,292,000)             --              --

    Stock issued to consultants for services                   --              --         542,500             543         573,882

    Sales of common stock for cash ($.75 per share)            --              --         403,999             404         302,596

    Exercise of warrants                                       --              --         513,039             513          82,084

    Conversion of preferred stock into common stock            (1)       (250,000)        661,926             662         249,338

    Issuance of common stock for debt issuance
      costs ($.39 per share)                                   --              --       1,000,000           1,000         389,000

    Stock subscription received for the purchase
      of 810,186 shares of common stock                        --              --              --              --              --

    Net loss for the year ended
      December 31, 2001                                        --              --              --              --              --
                                                     ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2001                                      2    $    500,000      80,378,240    $     80,378    $ 19,740,240

    Sale of common stock for cash ($.36 per share),
      net of offering costs of $40,665                         --              --       2,261,716           2,262         779,924

    Preferred stock dividends                                  --              --              --              --              --

    Intrinsic value of stock options granted to
      officers of the Company                                  --              --              --              --          12,600

    Value of stock options granted to
      consultants                                              --              --              --              --          45,180

                                                                       Deficit
                                                                     accumulated
                                                                     during the
                                                        Stock         Treasury       development
                                                    subscriptions       stock            stage           Total
                                                     ------------    ------------    ------------    ------------
    Sales of common stock for cash ($.75 per share)            --       1,719,000              --       1,719,000

    Net retirement of stock and cash paid upon
      merger with E. Schulze Corp.                             --      (1,719,000)             --      (1,719,000)

    Stock issued to consultants for services                   --              --              --         574,425

    Sales of common stock for cash ($.75 per share)            --              --              --         303,000

    Exercise of warrants                                       --              --              --          82,597

    Conversion of preferred stock into common stock            --              --              --              --

    Issuance of common stock for debt issuance
      costs ($.39 per share)                                   --              --              --         390,000

    Stock subscription received for the purchase
      of 810,186 shares of common stock                   350,000              --              --         350,000

    Net loss for the year ended
      December 31, 2001                                        --              --      (4,653,268)     (4,653,268)
                                                     ------------    ------------    ------------    ------------

Balance, December 31, 2001                           $    350,000    $   (563,750)   $(21,085,228)   $   (978,360)

    Sale of common stock for cash ($.36 per share),
      net of offering costs of $40,665                   (175,000)             --              --         607,186

    Preferred stock dividends                                  --              --         (30,000)        (30,000)

    Intrinsic value of stock options granted to
      officers of the Company                                  --              --              --          12,600

    Value of stock options granted to
      consultants                                              --              --              --          45,180

                         (Continued on following page)
   The accompanying notes are an integral part of these financial statements.

                             AFG ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)


   For the Period from December 30, 1992 (inception) through December 31, 2004

                         (Continued from preceding page)

                                                                                                                      Additional
                                                           Preferred stock                   Common stock               paid-in
                                                        Shares          Amount          Shares          Amount          capital
                                                     ------------    ------------    ------------    ------------    ------------
   Cancellation of common stock issued
     to consultants                                            --              --        (100,000)           (100)            100

   Conversion of notes payable into common
     stock                                                     --              --         837,712             838         438,694

   Extension of exercise period of warrants
     issued in connection with debt offering                   --              --              --              --         (74,108)

   Stock subscription received for the purchase
     of 2,752,315 shares of common stock                       --              --              --              --              --

   Sale of common stock to three individuals                   --              --       1,451,146           1,451         233,549

   Sale of common stock to individuals net
     of offering costs of $3,789                               --              --         424,000             424          33,681

   Issuance of common stock previously
     purchased and recorded as stock
     subscription receivable                                   --              --       2,000,000           2,000          98,000

   Common stock issued to consultants                          --              --         300,000             300          11,700

   Value of stock options granted to                           --              --
     lender                                                    --              --              --              --          30,000

   Net loss for the twelve months ended
     December 31, 2002                                         --              --              --              --              --
                                                     ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2002                                      2         500,000      87,552,814          87,553      21,349,260

   Common stock issued in exchange for services                --              --         573,334             573           5,160

   Issuance of options in connection with
      debt financing                                           --              --              --              --          37,500

   Record Bushman Group settlement                             --              --              --              --         175,000

   Net loss for the year ended
     December 31, 2003                                         --              --              --              --              --

                                                                       Deficit
                                                                     accumulated
                                                                     during the
                                                        Stock         Treasury       development
                                                    subscriptions       stock            stage           Total
                                                     ------------    ------------    ------------    ------------
   Cancellation of common stock issued
     to consultants                                            --              --              --              --

   Conversion of notes payable into common
     stock                                                     --              --              --         439,532

   Extension of exercise period of warrants
     issued in connection with debt offering                   --              --              --         (74,108)

   Stock subscription received for the purchase
     of 2,752,315 shares of common stock                  370,000              --              --         370,000

   Sale of common stock to three individuals             (120,000)             --              --         115,000

   Sale of common stock to individuals net
     of offering costs of $3,789                               --              --              --          34,105

   Issuance of common stock previously
     purchased and recorded as stock
     subscription receivable                             (100,000)             --              --              --

   Common stock issued to consultants                          --              --              --          12,000

   Value of stock options granted to
     lender                                                    --              --              --          30,000

   Net loss for the twelve months ended
     December 31, 2002                                         --              --      (2,321,512)     (2,321,512)
                                                     ------------    ------------    ------------    ------------

Balance, December 31, 2002                                325,000        (563,750)    (23,436,740)     (1,738,677)

   Common stock issued in exchange for services                --              --              --           5,733

   Issuance of options in connection with
      debt financing                                           --              --              --          37,500

   Record Bushman Group settlement                       (175,000)             --              --              --

   Net loss for the year ended
     December 31, 2003                                         --              --        (196,542)       (196,542)

                         (Continued on following page)
   The accompanying notes are an integral part of these financial statements.

                             AFG ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)


   For the Period from December 30, 1992 (inception) through December 31, 2004

                         (Continued from preceding page)

                                                                                                                      Additional
                                                           Preferred stock                   Common stock               paid-in
                                                        Shares          Amount          Shares          Amount          capital
                                                     ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2003                                      2    $    500,000      88,126,148    $     88,126    $ 21,567,220

   Net loss for the year ended
     December 31, 2004                                         --              --              --              --              --
                                                     ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2004                                      2    $    500,000      88,126,148    $     88,126    $ 21,567,220
                                                     ============    ============    ============    ============    ============

                                                                       Deficit
                                                                     accumulated
                                                                     during the
                                                        Stock         Treasury       development
                                                    subscriptions       stock            stage           Total
                                                     ------------    ------------    ------------    ------------
Balance, December 31, 2003                           $    150,000    $   (563,750)   $(23,633,282)   $ (1,891,686)

   Net loss for the year ended
     December 31, 2004                                         --              --        (223,805)       (223,805)
                                                     ------------    ------------    ------------    ------------

Balance, December 31, 2004                           $    150,000    $   (563,750)   $(23,857,087)   $ (2,115,491)
                                                     ============    ============    ============    ============

                         (Continued on following page)
   The accompanying notes are an integral part of these financial statements.

                             AFG ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS

                 For the Years Ended December 31, 2003 and 2004
 and for the Period from December 30, 1992 (inception) through December 31, 2004

                                                                                           Cumulative
                                                                                            amounts
                                                                                             from
                                                            2003             2004          inception
                                                        ------------     ------------     ------------
Cash flows from operating activities:
   Net loss                                             $   (196,542)    $   (223,805)    $(23,016,429)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation, amortization and impairment              32,498           88,191          501,956
       Loss on disposal of fixed assets                      119,830               --          122,146
       Restructuring charges                                      --               --          222,632
       Common stock issued for services, patents and
         payables                                              5,733               --        4,429,766
       Amortization of debt issuance costs                   152,499           86,667        2,116,570
       Reduction in note receivable - related party
         charged to research and development                      --               --          244,311
       Changes in assets and liabilities:
         Accounts receivable and notes receivable                 --               --          (63,860)
         Inventory                                             5,454               --         (104,380)
         Other assets                                         72,953          (51,375)         (51,955)
         Accounts payable                                   (482,700)           3,476          685,067
         Interest payable                                     25,997           29,095        1,006,732
         Other                                               155,099           48,451          549,514
                                                        ------------     ------------     ------------

       Total adjustments                                      87,363          204,505        9,658,499
                                                        ------------     ------------     ------------

       Net cash used in operations                          (109,179)         (19,300)     (13,357,930)

Cash flows from investing activities:
   Purchase of property and equipment                             --               --         (382,780)
   Proceeds from sale of property and equipment                   --               --          125,000
   Advances - related party                                       --               --         (244,311)
   Patent costs                                                   --               --         (136,549)
   Lease deposits                                                 --               --          (27,880)
   Debt issuance costs                                            --               --          (10,000)
                                                        ------------     ------------     ------------

       Net cash used in investing activities                      --               --         (676,520)

Cash flows from financing activities:
   Proceeds from sale of common stock and warrants            37,500               --        9,242,034
   Purchase of treasury stock                                     --               --         (520,000)
   Proceeds from sale of preferred stock                          --               --          750,000
   Preferred stock dividends                                      --               --          (80,658)
   Proceeds from (repayments of) stockholder loans             6,000               --            6,000
   Repayments of capital leases                                   --               --          (14,087)
   Proceeds from notes payable                                67,100           20,000        5,627,918
   Repayments of notes payable                                    --               --         (969,948)
                                                        ------------     ------------     ------------

       Net cash provided by financing activities             110,600           20,000       14,041,259
                                                        ------------     ------------     ------------

Net increase (decrease) in cash                                1,421              700            6,809

Cash and cash equivalents at beginning of period               4,688            6,109               --
                                                        ------------     ------------     ------------

Cash and cash equivalents at end of period              $      6,109     $      6,809     $      6,809
                                                        ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                             AFG ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS

                 For the Years Ended December 31, 2003 and 2004
 and for the Period from December 30, 1992 (inception) through December 31, 2004

                         (Continued from preceding page)

Supplemental disclosure of cash flow information:

                                                                                               Cumulative
                                                                                                 amounts
                                                                                                  from
                                                                 2003             2004          inception
                                                             ------------     ------------     ------------
Cash paid during period for
   interest                                                  $         --    $         --    $  1,362,414

Supplemental disclosure of non-cash financing activities:

                                                                                               Cumulative
                                                                                                 amounts
                                                                                                  from
                                                                 2003             2004          inception
                                                             ------------     ------------     ------------
Common stock issued for:
   Services, patents and payables                            $      5,733     $         --    $  1,015,724
   Conversion of notes payable                                         --               --       3,813,719
   Conversion of interest                                              --               --         868,388
   Cancellation of notes payable                                       --               --         300,000
   Debt issuance costs                                                 --               --         420,000
   Debt conversion costs                                               --               --       1,179,304
                                                             ------------     ------------    ------------

                                                             $      5,733     $         --    $  7,597,135
                                                             ============     ============    ============

Warrants issued in debt offer:
   Additional paid-in capital                                $    (37,500)    $         --    $  2,886,673
   Expensed as interest                                            37,500               --      (2,886,673)

Capital leases recorded:
   Purchase of fixed assets                                  $         --     $         --    $    261,967
   Obligations under capital lease                                     --               --        (261,967)

Compensation recorded upon
   grant of stock options                                    $         --     $         --    $    812,681

The accompanying notes are an integral part of these financial statements.

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2004


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

      On October 8, 1998, the Company consummated an agreement and plan of merger with Crescent Gold (Crescent), in which Crescent acquired all of the issued and outstanding common shares of the Company (See Note 5). The Company was merged into Crescent, and Crescent changed its name to In Store Media Systems, Inc. For accounting purposes, the acquisition has been treated as a recapitalization of the Company, based upon historical cost, a reverse acquisition with the Company as the acquirer. The Company owns 100% of Data Driven Marketing, Inc., which has had no activity through December 31, 2004.

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

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2004

1.    Organization and summary of significant accounting policies (continued):

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

      The Company has minimal operations, but all contractors and vendors are being paid for all goods furnished and services provided after the Petition Date. However, as a consequence of the Restructuring Proceedings, pending litigation against the Debtor as of the Petition Date is stayed (including the LGS Litigation), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court. It is the Company's intention to address pre-petition claims through a plan of reorganization under the Bankruptcy Code.

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

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2004

1.    Organization and summary of significant accounting policies (continued):

      ultimate number and allowed amount of such claims are not presently known. The resolution of such claims could result in a material adjustment to the Company's financial statements.

      Approximately 41 proofs of claim totaling approximately $1,937,423 million alleging a right to payment from the Company were filed in connection with the June 10, 2003 bar date, including unsecured claims totaling $1,795,960 million as well as potentially significant claims classified as "unknown" or "unliquidated". The resolution of such claims could result in a material adjustment to the Company's financial statements.

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

      Patent costs:

      Patents are stated at cost less accumulated amortization which is calculated on a straight-line basis over the useful lives of the assets, estimated by management to average 16 years. Research and development costs and any costs associated with internally developed patents (with the exception of legal costs which are capitalized) and costs incurred to establish the technological feasibility of computer software are expensed in the year incurred. At 12/31/04 patent costs were impaired and written off as impairment expense.

     Impairment of long-lived assets:

      The Company evaluates the potential impairment of long-lived assets in accordance with Statement of

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2004

1.    Organization and summary of significant accounting policies (continued):

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

Recent accounting pronouncements:

      SFAS No. 151

      In November 2004, the FASB issued SFAS No. 151,"Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4,"Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company's financial statements.

      SFAS No. 152

      In December 2004, the FASB issued SFAS No. 152,"Accounting for Real Estate Time-Sharing

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2004

1.    Organization and summary of significant accounting policies (continued):

      Transactions". The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2,"Accounting for Real Estate Time-Sharing Transactions". SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66,"Accounting for Sales of Real Estate", for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

      SFAS No. 153

      In December 2004, the FASB issued SFAS No. 153,"Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29,"Accounting for Nonmonetary Transactions". Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occuring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company's financial statements.

      SFAS No. 123(R)

      In December 2004, the FASB issued SFAS No. 123(R),"Share-Based Payment". SFAS 123(R) amends SFAS No. 123,"Accountung for Stock-Based Compensation", and APB Opinion 25,"Accounting for Stock Issued to Employees." SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2004

1.    Organization and summary of significant accounting policies (continued):

      SFAS No. 123(R) on the Company's financial statement.

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

      In April of 1997, the Company requested note holders to extend the due date of the Notes. Note holders representing 62 Notes agreed to extensions of between 120 and 180 days. As of September 30, 1997, the Company had repaid $5,000 toward Notes which matured and were not extended. In consideration of a selling agent's assistance in getting note holder extensions, the Company agreed to pay a 5% cash commission and 5% of the warrants issued in connection with the Notes that were extended. The selling agent was issued 380,881 "A", "B", and "C" warrants. The warrants were valued at $127,500 and were treated as additional paid-in capital and debt issuance costs which are amortized to interest expense during 1997, 1998 and 1999. All A, B, and C warrants that were not exercised during 2001, expired on December 31, 2001. The exercise period for the remaining warrants was extended to June 30, 2002. As of June 30, 2002, no such warrants had been exercised and the warrants expired.

      In a letter to the 1996 note holders in July 1997, the Company offered the note holders the opportunity to purchase the Company's restricted common stock at $0.27 per share with the principal of their notes, the accrued interest and/or additional cash. In 1997, $377,639 of the principal purchased

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2004

2.    Notes payable (continued):

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

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2004

2.    Notes payable (continued):

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

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2004

2.    Notes payable (continued):

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

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2004

2.    Notes payable (continued):

      security interest in all of the assets of the Company and (ii) the interest rate on all new borrowings will be 7% per annum.

      Short-term notes payable at December 31, 2003 and 2004 consisted of the following:

                                                                     2003            2004
                                                                 ------------    ------------
      7% Note payable, secured, to Acclaim Financial Group
          Ventures II                                            $    100,000    $    100,000

      Non interest bearing loans from shareholders                      6,000           6,000
                                                                 ------------    ------------

          (Weighted average interest rate 6.6% 2003 and 2004)    $    106,000    $    106,000
                                                                 ============    ============

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

      As of December 31, 2003 and 2004, pre-petition liabilities subject to compromise consisted of the following:

                                                     2003             2004
                                             ------------     ------------
      Accounts payable                       $    632,019     $    632,019
      Accrued expenses                            271,329          291,329
      Interest payable                            190,986          190,986
      Notes payable                               443,597          443,597
                                             ------------     ------------
                                                1,537,931        1,557,931

      Less:
      Debt issuance costs                         (86,667)              --
                                             ------------     ------------

      Net pre-petition liabilities
        subject to compromise                $  1,451,264     $  1,557,931
                                             ============     ============

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2004

4.    Income taxes

      At December 31, 2004, the Company has a net operating tax loss carryforward of approximately $17,189,000, future tax deductions of $1,198,300 which may be used to offset future taxable income, and unused tax credits of $270,000. The future tax deductions result from capitalizing pre-operating costs for income tax reporting purposes and expensing these costs for financial statement purposes. Differences between the book and tax net operating loss carryforward consists primarily of the above plus valuation of warrants and stock issued in connection with notes payable and for services. The loss carryforward will be reduced in future periods to the extent of any debt discharged as a result of an approved plan of reorganization. The net operating tax loss carryforward (prior to bankruptcy adjustments) expires as follows:


             2008                           $    311,700
             2009                                 28,000
             2011                              1,109,900
             2012                              2,054,000
             2018                                520,000
             2019                              1,624,300
             2020                                484,200
             2021                              4,926,400
             2022                              3,379,100
             2023                              1,429,100
             2024                              1,322,300
                                            ------------
                                            $ 17,189,000
                                            ============

4.    Income taxes (continued):

      At December 31, 2003 and 2004, total deferred tax assets and valuation allowance are as follows:

                                                      2003             2004
                                                      ----             ----
      Deferred tax assets resulting from:
          Net operating loss carryforwards        $  5,918,000     $  6,448,000
          Capitalized pre-operating costs              894,000          447,000
          Research and development tax credits         274,000          270,000
                                                  ------------     ------------

          Total                                      7,086,000        7,165,000
          Less valuation allowance                  (7,086,000)      (7,165,000)
                                                  ------------     ------------

                                                  $         --     $         --
                                                  ============     ============

      A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2004

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

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2004

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

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2004

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

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2004

5.    Stockholders' equity (continued):

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

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2004

5.    Stockholders' equity (continued):

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

      The Company also sold 1,451,146 shares of common stock to an individual and two directors of the Company for proceeds of $235,000. The directors received options to purchase 501,146 shares of common stock exercisable at $.35 per share until November 15, 2002 and a future royalty of $.00175 per coupon issued under the Let's Go Shopping coupon booklet program until the amount paid for the stock is repaid.

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

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2004

5.    Stockholders' equity (continued):

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

      Stock warrants:

      The following is a summary of stock warrant activity:

                                            Exercise        Number of
                                              price          shares

      Balance at December 31, 2002                           3,150,000
                                                          ------------

      Issued in 2003                                                --
      Exchanged in 2003                                             --
      Exercised in 2003                                             --
      Expired in 2003                                               --
                                                          ------------
      Balance at December 31, 2003                           3,150,000
                                                          ============

      Exchanged in 2004                                             --
      Exercised in 2004                                             --
      Expired in 2004                                               --
      Balance at December 31, 2004                           3,150,000
                                                          ============
      Exercisable at December 31, 2004    $       2.00       3,150,000
                                                          ============

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2004

5.    Stockholders' equity (continued):

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

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2004

5.    Stockholders' equity (continued):

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

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2004

5.    Stockholders' equity (continued):

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

      Registration of company equity incentive plan:

      In February 2002, the Company completed an S-8 Registration with the Securities and Exchange Commission registering 8,866,875 options to purchase shares of the Company's common stock that were authorized to be issued under the Company's 2000 Omnibus Equity Incentive Plan. As of December 31, 2002, options representing 3,066,875 shares of common stock had been granted to various employees and directors of the Company. Additionally, as of December 31, 2004, 2,166,875 had expired and none of such options were exercised.

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2004

      The following is a summary of stock option activity:

                                                                     Weighted
                                                    Option price      average       Number of
                                                      per share    exercise price     shares
                                                  ---------------  --------------  ------------
      Balance December 21, 2002                   $ 0.01 to $1.50      $ 0.86        12,265,000
                                                                                   ============
      Granted                                     $0. 001 to $.03      $ 0.02        19,282,809
      Exercised                                   $            --      $   --                --
      Forfeited                                   $ 0.01 to $1.00      $ 0.33        (2,455,000)
                                                                                   ------------
      Balance December 21, 2003                   $0.001 to $1.50      $ 0.35        29,092,809

      Granted                                     $            --      $   --                --
      Exercised                                   $            --      $   --                --
      Forfeited                                   $ 0.12 to $1.50      $ 1.06        (8,910,000)
                                                                                   ------------
      Balance December 21, 2004                   $0.001 to $1.50      $ 0.03        20,182,809
                                                                                   ============
      Options exercisable at December 31, 2004    $0.001 to $0.36      $ 0.03        20,182,809
                                                  ===============                  ============

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2004

5.    Stockholders' equity (continued):

      The following is additional information with respect to those options and warrants outstanding at December 31, 2004:

                                       Weighted average
                                          remaining          Weighted
                                       contractual life       average        Number of
                     Price per share       in years       exercise price       shares
      Options            $0.001              3.58             $0.001           4,473,840
                         $0.01               3.58             $0.010           4,697,532
                      $0.02-$0.03            3.58             $0.025          10,111,437
                     $0.30 to $0.45          2.36             $0.313             900,000
                                                                            ------------
                                                                              20,182,809
                                                                            ============
      Warrants           $2.00               3.0               $2.00           3,150,000
                                                                            ============

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, dividend yield of 0%; expected volatility of 100%, risk-free interest rate of 3.07% to 6.54% (2003); and expected life of 1.5 to 4 years.

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2004

6.    Basic and diluted warrants net loss per share

      Basic net loss per share is based on the weighted average number of shares outstanding during the periods. Shares issued for nominal consideration are considered outstanding since inception. Diluted loss per share has not been presented as exercise of the outstanding stock options and warrants would have an anti-dilutive effect.

7.    Commitments and contingencies

      As a result of the Restructuring Proceedings, the Company has no lease commitments.

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2004

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

9.    Restructuring charges

      As of December 31, 2004, the Company had incurred restructuring charges of $222,632.

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

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2004

11.   Subsequent events (continued):

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

      Class 6--Interests: These interests constituted interests represented by any equity interest in the Debtor (including Common Stock, preferred stock, options, warrants, convertible instruments and other equity equivalents). There are currently 78,751,406 shares (net of 9,374,742 treasury shares) of Common Stock outstanding, 2 shares of Preferred Stock outstanding (convertible into 1,890,598 shares of Common Stock) and 19,282,809 options and other equity equivalents outstanding. Effective as of April 7, 2005, the capital stock was reverse split at a ratio of one
      (1) share of Replacement Common Stock for each approximately 161 shares of Old Common Stock. As a result, all outstanding shares of Old Common Stock and preferred stock will be converted into their pro rata share of 500,000 shares of the Replacement Common Stock. The options issued to AFGVII will be adjusted to reflect the stock split. The exercise price per share is not subject to adjustment and will remain at various prices ranging from $0.001 to $0.03 per share.

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

      On January 20, 2005, the Bankruptcy Court confirmed and approved the Plan.

      On January 31, 2005 all appeal periods with respect to the Bankruptcy Court confirmation and

                              AFG ENTERPRISES, INC.
          (FORMERLY IN STORE MEDIA SYSTEMS, INC.-DEBTOR-IN-POSSESSION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2004

11.   Subsequent events (continued):

      approval of the Plan expired.

      As a result of direct ownership or indirectly through affiliated companies, AFGV II will control approximately 63.7% of the stock in the reorganized debtor.