Form 10QSB
period 2005-03-31
IN STORE MEDIA SYSTEMS INC
filed 2005-05-23
CIK 1012316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) after distribution of securities under a plan confirmed by a court: Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's classes of common stock, par value $.001 per share, as of May 15, 2005 is 5,000,000 shares.

                              AFG ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

                                                                                Page No.
                                                                                --------
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheet - of Predecessor at December 31, 2004 and Successor
at March 31, 2005 (unaudited)                                                      3

Statement of  Operations  - For the Three Months Ended March 31, 2004,  for
Predecessor for the One Month ended January 31, 2005, for the Successor for the Two Months ended March 31, 2005 and for the Successor
from February 1, 2005 (inception) through March 31, 2005 (unaudited)               5

Statement of Changes In Stockholders' Equity (Deficit) - For the Three Months
Ended March 31, 2005 (unaudited)                                                   6

Statement  of Cash Flows - For the Three  Months  Ended  March 31, 2004 for
Predecessor for the One Month ended January 31, 2005, for the Successor for the Two Months ended March 31, 2005 and for the Successor
from February 1, 2005 (inception) through March 31, 2005 (unaudited)               7

Notes to Unaudited Financial Statements                                            8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                10

ITEM 3.  CONTROLS AND PROCEDURES                                                  10

PART II. OTHER INFORMATION                                                        11

ITEM 1.  LEGAL PROCEEDINGS                                                        11

ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER
               PURCHASES OF EQUITY SECURITIES                                     11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                          12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      12

ITEM 5.  OTHER INFORMATION                                                        12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                         12

                                Explanatory Note

On November 12, 2002, In Store Media Systems, Inc. (the "Company") filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the District of Colorado ("Bankruptcy Court"). The Joint Plan of Reorganization (the "Plan") was confirmed on January 20, 2005, and became effective on January 31, 2005 (the "Effective Date"). In the financial statements provided herein, all results for periods prior to and including January 31, 2005 are referred to as those of the "Predecessor Company" and all results for periods including and subsequent to February 1, 2005 are referred to as those of the "Successor Company". Due to the effects of the "fresh start" accounting, results for the Predecessor Company and the Successor Company are not comparable (See Note 1, "Basis of Presentation, Reorganization and Fresh Start Accounting," of the notes to financial statements).

                             AFG ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                      December 31, 2004 and March 31, 2005

                                 ASSETS

                                                         Predecessor   Successor
                                                           Company      Company
                                                            2004          2005
                                                            ----          ----
                                                          (Audited)   (Unaudited)
Current assets:
   Cash and cash equivalents                               $  6,809     $ 37,457
   Other current assets                                      51,955       32,314
                                                           --------     --------

    Total current assets                                     58,764       69,771

Other assets:
   Reorganization value in excess of amounts allocable
    to identifiable assets                                       --       40,567

                                                           $ 58,764     $110,338
                                                           ========     ========

   The accompanying notes are an integral part of these financial statements.

                             AFG ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                      December 31, 2004 and March 31, 2005

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                     Predecessor         Successor
                                                                                       Company            Company
                                                                                         2004               2005
                                                                                         ----               ----
                                                                                      (Audited)         (Unaudited)
Liabilities Not Subject to Compromise
Current liabilities:
   Accounts payable                                                                  $     53,049      $     11,801
   Payroll liabilities                                                                         --             6,580
   Accrued expenses                                                                       312,584            26,529
   Interest payable                                                                        57,591               869
   Notes payable-related party                                                             87,100           125,000
   Short-term notes payable                                                               106,000                --
                                                                                     ------------      ------------

    Total current liabilities                                                             616,324           170,779

Liabilities Subject to Compromise
   Pre-Petition Liabilities                                                             1,557,931                --

Commitments and contingencies

Stockholders' deficit:
   Preferred stock, no par value; 50,000,000 shares authorized,  2 shares issued and outstanding liquidation preference $520,000 (2004) and 5,000,000 shares
    authorized; $0.001 par value, no shares issued (2005)                                 500,000                --
   Common stock, $.001 par value; 150,000,000 shares
    authorized, 88,126,148 issued (2004) 50,000,000
    shares authorized, 5,000,000 committed (2005)                                          88,126             5,000
   Additional paid-in capital                                                          21,567,220                --
   Stock subscriptions received                                                           150,000                --
   Treasury stock, at cost; 9,374,742 shares (2004), 0 shares (2005)                     (563,750)               --
   Deficit accumulated during the development stage                                   (23,857,087)          (65,441)
                                                                                     ------------      ------------

    Total stockholders' deficit                                                        (2,115,491)          (60,441)
                                                                                     ------------      ------------

                                                                                     $     58,764      $    110,338
                                                                                     ============      ============

   The accompanying notes are an integral part of these financial statements.

                             AFG ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                      For the Three Months Ended March 31,
               2004, One Month Ended January 31, 2005, Two Months
              Ended March 31, 2005 and for the Period from February
                   1, 2005 (inception) through March 31, 2005

                                                                                                             Successor
                                                                                                              Company
                                             Predecessor           Predecessor          Successor            Cumulative
                                               Company               Company             Company           Amounts From
                                            Three Months            One Month          Two Months            Inception
                                            Ended 3/31/04         Ended 1/31/05       Ended 3/31/05       through 3/31/05
                                            -------------         -------------       -------------       ---------------
Revenues:
    Coupon handling fees and other           $         --         $         --         $         --         $         --

Costs and expenses:
    General and administrative                    113,164                1,860               60,901               60,901
                                             ------------         ------------         ------------         ------------

      Total costs and expenses                    113,164                1,860               60,901               60,901
                                             ------------         ------------         ------------         ------------

      Operating loss                             (113,164)              (1,860)             (60,901)             (60,901)

Other (expense):
    Interest expense                              (39,111)              (2,261)                (869)                (869)
                                             ------------         ------------         ------------         ------------

      Total other (expense)                       (39,111)              (2,261)                (869)                (869)
                                             ------------         ------------         ------------         ------------

    Loss before reorganization items             (152,275)              (4,121)             (61,770)             (61,770)

Reorganization expense                             (3,465)              (1,041)              (3,672)              (3,672)
                                             ------------         ------------         ------------         ------------

Net loss                                         (155,740)              (5,162)             (65,441)             (65,441)
                                             ------------         ------------         ------------         ------------

Net loss applicable to common
    stockholders                             $   (155,740)        $     (5,162)        $    (65,441)        $    (65,441)
                                             ============         ============         ============         ============

Basic and diluted net loss per common
    share                                               *                    *         $       (.01)        $       (.01)
                                             ============         ============         ============         ============

Weighted average common shares
    outstanding                                78,800,000           78,800,000            5,000,000            5,000,000
                                             ============         ============         ============         ============

* less than ($.01) per share

   The accompanying notes are an integral part of these financial statements.

                             AFG ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                    For the Three Months Ended March 31, 2005
                                   (Unaudited)


                                                        Preferred stock                      Common stock
                                              -------------------------------       -------------------------------
                                                 Shares             Amount             Shares            Amount
                                                 -------            -------            -------           -------
Balance, December 31, 2004                                2       $    500,000         88,126,148       $     88,126

   Net loss for the one month ended
     January 31, 2005

   Reorganization entries required
     under fresh start accounting                        (2)      $   (500,000)       (83,126,148)      $    (83,126)

   Net loss for the two months ended
     March 31, 2005                                      --                 --                 --                 --
                                               ------------       ------------       ------------       ------------

Balance, March 31, 2005                                  --       $         --          5,000,000       $      5,000
                                               ============       ============       ============       ============
                                                                                                    Deficit
                                                                                                   accumulated
                                              Additional                                           during the
                                               paid-in            Stock          Treasury          development
                                               capital        subscriptions        stock              stage             Total
                                               -------        -------------        -----              -----             -----
Balance, December 31, 2004                    $ 21,567,220     $    150,000     $   (563,750)      $(23,857,087)      $ (2,115,491)

   Net loss for the one month ended
     January 31, 2005                                                                              $     (5,162)      $     (5,162)

   reorganization entries required under
    fresh start accounting                    $(21,567,220)    $   (150,000)    $    563,750       $ 23,862,249       $  2,125,653

   Net loss for the two months ended
     March 31, 2005                                     --               --               --            (65,441)           (65,441)
                                              ------------     ------------     ------------       ------------       ------------

Balance, March 31, 2005                       $         --     $         --     $         --       $    (65,441)      $    (60,441)
                                              ============     ============     ============       ============       ============

   The accompanying notes are an integral part of these financial statements.

                             AFG ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS

  For the Three Months Ended March 31, 2004, One Month Ended January 31, 2005,
                     Two Months Ended March 31, 2005 and for
                  the Period from February 1, 2005 (inception)
                             through March 31, 2005
                                  (Unaudited)

                                                     Predecessor      Predecessor      Successor      Successor
                                                       Company          Company         Company        Company
                                                     Three Months      One Month       Two Months     Cumulative
                                                    Ended 3/31/04    Ended 1/31/05   Ended 3/31/05   Amounts From
                                                                                                       Inception
                                                                                                       ---------
Cash flows from operating activities:
   Net loss                                           $(155,740)      $  (5,162)      $ (65,441)      $ (65,441)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation, amortization and impairment         88,191              --              --              --
       Amortization of debt issuance costs               32,500              --              --              --
       Changes in assets and liabilities:
        Other assets                                        495          14,342           5,299           5,299
        Accounts payable                                  2,368         (26,219)         10,297          10,297
        Interest payable                                  6,611           2,261             869             869
        Accrued expenses                                 20,899        (125,161)        (43,685)        (43,685)
                                                      ---------       ---------       ---------       ---------

       Total adjustments                                151,064        (134,777)        (27,220)        (27,220)
                                                      ---------       ---------       ---------       ---------

       Net cash used in operations                       (4,676)       (139,939)        (92,661)        (92,661)

Cash flows from investing activities:

       Net cash used in investing activities                 --              --              --              --

Cash flows from financing activities:
   Proceeds from notes payable                               --         138,248         125,000         125,000
                                                      ---------       ---------       ---------       ---------

       Net cash provided by financing activities             --         138,248         125,000         125,000
                                                      ---------       ---------       ---------       ---------

Net increase (decrease) in cash                          (4,676)         (1,691)         32,339          32,339

Cash and cash equivalents at beginning of period          6,109           6,809           5,118           5,118
                                                      ---------       ---------       ---------       ---------

Cash and cash equivalents at end of period            $   1,433       $   5,118       $  37,457       $  37,457
                                                      =========       =========       =========       =========

   The accompanying notes are an integral part of these financial statements.

1.   Basis of Presentation, Reorganization and Fresh Start Accounting:

     The accompanying unaudited financial statements have been prepared by the Company. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2005, and the results of operations and cash flows for the periods ended March 31, 2004 and 2005.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has been primarily involved in research and development activities, resulting in significant losses and a stockholders' deficit at March 31, 2005 of $60,441 and has recently emerged from reorganization under Chapter 11 of the United States Bankruptcy Code. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     On November 12, 2004, a Plan of Reorganization (the "Plan") for the Company was filed with the Bankruptcy Court. The Plan was jointly proposed by the Company and AFGVII (collectively referred to as the "Plan Proponents"). Also on November 16, 2004, a Disclosure Statement to be used in soliciting votes to accept or reject the Plan (the "Disclosure Statement") was approved by the Bankruptcy Court and a hearing to determine whether the Bankruptcy Court should approve the Plan was held on January 20, 2005. The Plan became final on January 31, 2005 (the "Effective Date") and was implemented on such date for accounting purposes.

     References in these financial statements to "Predecessor Company" refer to the Company prior to and including January 31, 2005. References to "Successor Company" refer to the Company on and after February 1, 2005, after giving effect to cancellation of all outstanding securities of the Predecessor Company and the issuance of new securities of the Successor Company in accordance with the Plan and implementation of "fresh start" accounting.

     Upon emergence from bankruptcy, the Company implemented fresh-start accounting under the provisions of SOP 90-7. Under SOP 90-7, the reorganization fair value of the Company was allocated to its assets and liabilities, its accumulated deficit was eliminated, and its new equity was issued according to the Plan as if it were a new reporting entity.

     The Company adopted the provisions of fresh-start accounting as of February 1, 2005. In accordance with fresh-start accounting, all assets and liabilities were recorded at their respective fair market values upon emergence from Chapter 11 Reorganization. The Company reports the fair market value of its primary assets, the patents and intellectual property, at $0. All pre-petition liabilities discharged by the Plan are eliminated as of February 1, 2005. The Successor Company is deemed to have an inception date of February 1, 2005.

     SOP 90-7 requires an allocation of the reorganization equity value in conformity with procedures specified by APB 16, Business Combinations, as amended by SFAS 141, Business Combinations, for transactions reported on the basis of the purchase method. The excess of reorganization value over fair value of net assets ("goodwill") was $40,567 as of January 31, 2005.

     As a result of the confirmation and implementation of the Plan, as of the Effective Date the following are deemed to have occurred:

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

                  Name Change. The reorganized Company has changed its name from "In Store Media Systems, Inc." to "AFG Enterprises, Inc."

                  Change in Capital Structure. All of the outstanding shares of capital stock were reverse split into an aggregate of 500,000 shares of Common Stock of the reorganized Company. The Company issued 4,500,000 shares to creditors, comprised of 3,000,000 shares to Acclaim Financial Group Ventures II, LLC and NMPP, Inc. in satisfaction of their secured claims. NMPP, Inc. and Acclaim Financial Group Ventures II, LLC are related parties (referred to hereafter as "AFGVII"). No options, warrants or other rights to acquire capital stock remain outstanding, other than the options to purchase 1,077,531 shares of Common Stock held by AFGVII at various prices, ranging from $0.001 to $0.03.

                  As  a  result  of  direct  ownership  or  indirectly   through
         affiliated companies, AFGVII controls approximately 63.7% of the stock in the Successor Company.

                  Changes in Management. The Board of Directors of the Successor Company is now comprised five persons: John B. Burns III, Douglas B. Croxall, Erich Spangenberg, David Pridham and Stephen Peary.

2.   Income taxes

     No provision for income taxes is required at March 31, 2005, because, in management's estimation the Company will not recognize any taxable income through December 31, 2005.

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

The Company is a development stage company. The Company generated no revenues from operations since February 1, 2005 (inception). Additionally, the Company has incurred operating losses of $60,901 since inception through March 31, 2005.

At March 31, 2005, the Company had a stockholders' deficit of $60,441 which reflects $5,000 of common stock less accumulated deficit of $65,441. The accumulated deficit amount is primarily the result of costs and expenses of the Bankruptcy and general and administrative expenses incurred since inception.

The Company continues to evaluate merger and acquisition candidates as part of its ongoing operating strategy. There can be no assurance that any potential merger and acquisition opportunity will be consummated.

FINANCIAL CONDITION

The Successor Company had $110,338 in total assets and $170,779 in total liabilities at March 31, 2005, as compared to $58,764 and $616,324 (excluding $1,557,931 of pre-petition liabilities subject to compromise) at December 31, 2004, respectively. Accounts payable at December 31, 2004 were $53,049 as compared to $11,801 at March 31, 2005. Accrued expenses decreased to $26,529 at March 31, 2005 compared to $312,584 at December 31, 2004. Payroll liabilities increased from $0 at December 31, 2004 to $6,580 at March 31, 2005. Notes payable to a related party increased from $87,100 at December 31, 2004 to $125,000 at March 31, 2005 and short term notes payable decreased from $106,000 at December 31, 2004 to $0 at March 31, 2005. All pre-petition liabilities of $1,557,931 at December 31, 2004 were eliminated as of January 31, 2005. As a result of these changes, the Company had a working capital deficit of $ 101,008 at March 31, 2005, as compared to a working capital deficit of $557,560 at December 31, 2004.

RESULTS OF OPERATIONS

The Company has incurred operating expenses of $60,901 from inception through March 31, 2005. These expenses include general and administrative expenses, primarily professional accounting fees and expenses related to completion of current and prior year Annual Report on Form 10-KSB and Quarterly Reports on Form 10 QSB to bring the Company current in its SEC filings and corporate staff payroll and related payroll tax expense for the period.

QUARTER ENDED MARCH 31, 2005, COMPARED TO QUARTER ENDED MARCH 31, 2004

For the quarter ended March 31, 2005, the Company sustained net losses before reorganization items of $61,770, as compared to net losses of $152,275 for the quarter ended March 31, 2004. The decrease was a result of decreases in general and administrative expenses along with a decrease in interest expense.

General and administrative expenses in total declined as the Company recognized impariment expense of $88,191 in the previous quarter as compared to $0 in the current quarter. As a result of the confirmation and implementation of the Plan as of the effective date, the Company eliminated certain indebtedness thus reducing interest expense for the quarter ended March 31, 2005.

Reorganization expenses for the quarter ended March 31, 2005 were $3,672 as compared to $3,465 for the quarter ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, the Company had $170,779 in current liabilities, of which $125,000 was a note payable to a related party (AFGVII). The remaining portion of the Company's current liabilities are primarily comprised of accounts payable of $11,801, accrued expenses of $26,529 and payroll liabilities of $6,580. The Company relies on the availability of additional capital to satisfy all such obligations.

The  Company  will  require   additional   capital  to  implement  its  business
strategies.

The Company has limited access to additional sources of equity and debt financing and it can provide no assurance that additional funds will be available at all, or if available, on commercially acceptable terms or in a timely manner to enable the Company to continue its operations as expected.

Since the end of fiscal year 2004 through March 31, 2005, the Company's cash position has increased. At March 31, 2005, the Company had available cash of $37,457, as compared to available cash of $6,809 at December 31, 2004. The increase in cash is a result of the Company borrowing under its credit facility.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Upon adoption of the Plan and resolution of the Bankruptcy Proceedings, the Company is not involved in any legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

None other than the changes in the outstanding number of shares of common stock effectuated by the Plan. See Note 1 above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

The trading symbol of the Company has been changed to AFGE.

ITEM 6. EXHIBITS AND REPORTS

(a)      Exhibits

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2     Certification  of  Principal   Accounting   Officer  pursuant  to  Rule
         13a-14(a) or Rule 15d-14(a)

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b)      Reports on Form 8-K.

         Current Report on Form 8-K filed on April 22, 2005.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: May 19, 2005                         AFG ENTERPRISES, INC.
                                                (Registrant)

                                                By:/s/Erich Spangenberg
                                                   -----------------------------
                                                   Erich Spangenberg, CEO

                                                By:/s/ William P. Stelt
                                                   -----------------------------
                                                   William P. Stelt, CFO