Form 10QSB
period 2005-06-30
IN STORE MEDIA SYSTEMS INC
filed 2005-08-09
CIK 1012316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               --------------        -----------------
Commission file number:      000-28515

                              AFG ENTERPRISES USA, INC.
--------------------------------------------------------------------------------
             (Exact name of small business issuer as specified in its charter)

         Nevada                                    84-1249735
--------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification
 incorporation or organization)                        Number)

                73-595 El Paseo Suite 2204, Palm Desert, CA 92260
--------------------------------------------------------------------------------
              (Address of principal executive offices)
                                 (760) 674-1063
--------------------------------------------------------------------------------
                         (Issuer's telephone number)

                                       N/A
         --------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |
|

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) after distribution of securities under a plan confirmed by a court: Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The number of shares outstanding of the issuer's classes of common stock, par value $.001 per share, as of June 30, 2005 is 5,000,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                              AFG ENTERPRISES USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

                                                                                Page No.
                                                                                --------
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheet - of Predecessor at December 31, 2004 and Successor
at June 30, 2005 (unaudited)                                                       3

Statement of Operations - of Predecessor for the Three Months Ended June 30,
2004 and of Successor for the Three Months Ended June 30, 2005                     5

Statement of Operations - of Predecessor for the Six Months Ended June 30, 2004,
of Predecessor for the One Month Ended January 31, 2005, of Successor for the
Five Months Ended June 30, 2005 and of Successor from February 1, 2005
(inception) through June 30, 2005 (unaudited)                                      6

Statement of Changes In Stockholders' Deficit - for the Six Months
Ended June 30, 2005 (unaudited)                                                    7

Statement of Cash Flows - of Predecessor for the Six Months Ended June 30, 2004,
of Predecessor for the One Month Ended January 31, 2005, of Successor for the
Five Months Ended June 30, 2005 and of Successor from February 1, 2005
(inception) through June 30, 2005 (unaudited)                                      8

Notes to Unaudited Financial Statements                                            9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                11

ITEM 3.  CONTROLS AND PROCEDURES                                                  12

PART II. OTHER INFORMATION                                                        13

ITEM 1.  LEGAL PROCEEDINGS                                                        13

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS              13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                          13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      13

ITEM 5.  OTHER INFORMATION                                                        13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                         13

                                Explanatory Note

On November 12, 2002, AFG Enterprises USA, Inc. formerly In Store Media Systems, Inc. (the "Company") filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the District of Colorado ("Bankruptcy Court"). The Joint Plan of Reorganization (the "Plan") was confirmed on January 20, 2005, and became effective on January 31, 2005 (the "Effective Date"). In the financial statements provided herein, all results for periods prior to and including January 31, 2005 are referred to as those of the "Predecessor Company" and all results for periods including and subsequent to February 1, 2005 are referred to as those of the "Successor Company". Due to the effects of the "fresh start" accounting, results for the Predecessor Company and the Successor Company are not comparable (See Note 1, "Basis of Presentation, Reorganization and Fresh Start Accounting," of the notes to financial statements).

                             AFG ENTERPRISES USA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                      December 31, 2004 and June 30, 2005

                                     ASSETS

                                                       Predecessor   Successor
                                                         Company      Company
                                                          2004          2005
                                                        --------    -----------
                                                        (Audited)   (Unaudited)

Current assets:
   Cash and cash equivalents                             $  6,809     $  6,385
   Other current assets                                    51,955       12,698
                                                         --------     --------

    Total current assets                                   58,764       19,083

Other assets:
   Reorganization value in excess of amounts allocable
    to identifiable assets                                     --       40,567

                                                         $ 58,764     $ 59,650
                                                         ========     ========

   The accompanying notes are an integral part of these financial statements.

                             AFG ENTERPRISES USA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                      December 31, 2004 and June 30, 2005

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                     Predecessor         Successor
                                                                                       Company            Company
                                                                                  December 31, 2004    June 30, 2005
                                                                                     ------------      ------------
                                                                                     (Audited)          (Unaudited)
Liabilities Not Subject to Compromise
Current liabilities:
   Accounts payable                                                                  $     53,049      $      7,394
   Payroll liabilities                                                                         --             4,306
   Accrued expenses                                                                       312,584                --
   Interest payable                                                                        57,591             3,839
   Notes payable-related party                                                             87,100           227,500
   Short-term notes payable                                                               106,000                --
                                                                                     ------------      ------------

    Total current liabilities                                                             616,324           243,039

Liabilities Subject to Compromise
   Pre-Petition Liabilities                                                             1,557,931                --

Commitments and contingencies

Stockholders' deficit:
   Preferred stock, no par value; 50,000,000 shares authorized, 2 shares issued and outstanding liquidation preference $520,000 (2004) and 5,000,000 shares
    authorized; $0.001 par value, no shares issued (2005)                                 500,000                --
   Common stock, $.001 par value; 150,000,000 shares
    authorized, 88,126,148 issued (2004) 50,000,000
    shares authorized, 5,000,000 committed (2005)                                          88,126             5,000
   Additional paid-in capital                                                          21,567,220                --
   Stock subscriptions received                                                           150,000                --
   Treasury stock, at cost; 9,374,742 shares (2004), 0 shares (2005)                     (563,750)               --
   Deficit accumulated during the development stage                                   (23,857,087)         (188,389)
                                                                                     ------------      ------------

    Total stockholders' deficit                                                        (2,115,491)         (183,389)
                                                                                     ------------      ------------

                                                                                     $     58,764      $     59,650
                                                                                     ============      ============

   The accompanying notes are an integral part of these financial statements.

                            AFG ENTERPRISES USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                For the Three Months Ended June 30, 2004 and 2005

                                         Predecessor   Successor
                                           Company      Company
                                         Three Months Three Months
                                        Ended 6/30/04 Ended 6/30/05
                                        ------------- -------------

Revenues:
Coupon handling fees and other          $         --    $         --

Costs and Expenses:
    General and administrative                 4,817         116,717
                                        ------------    ------------
           Total costs and expenses            4,817         116,717
                                        ------------    ------------

             Operating loss                   (4,817)       (116,717)

Other (expense):
Litigation settlement                         10,000              --
Interest expense                             (39,526)         (2,970)
                                        ------------    ------------

  Total other (expense)                      (29,526)         (2,970)
                                        ------------    ------------

  Loss before reorganization items           (34,343)       (119,687)

Reorganization expense                        (5,574)         (3,261)
                                        ------------    ------------
Net loss                                $    (39,917)   $   (122,948)
                                        ============    ============

Net loss applicable to common
  stockholders                          $    (39,917)   $   (122,948)
                                        ============    ============

Basic and diluted net loss per common
  share                                            *    $       (.02)
                                        ============    ============

Weighted average common shares
  outstanding                             78,800,000       5,000,000
                                        ============    ============

* less than ($.01) per share

The accompanying notes are an integral part of these financial statements.

                            AFG ENTERPRISES USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                      For the Six Months Ended June 30, 2004,
                   One Month Ended January 31, 2005, Five Months
              Ended June 30, 2005 and for the Period from February 1, 2005
                   (inception) through June 30, 2005

                                                                                                             Successor
                                                                                                              Company
                                             Predecessor           Predecessor          Successor            Cumulative
                                               Company               Company             Company           Amounts From
                                              Six Months            One Month          Five Months            Inception
                                            Ended 6/30/04         Ended 1/31/05       Ended 6/30/05       through 6/30/05
                                            -------------         -------------       -------------       ---------------
Revenues:
    Coupon handling fees and other           $         --         $         --         $         --         $         --

Costs and expenses:
    General and administrative                    117,981                1,860              177,617              177,617
                                             ------------         ------------         ------------         ------------

      Total costs and expenses                    117,981                1,860              177,617              177,617
                                             ------------         ------------         ------------         ------------

      Operating loss                             (117,981)              (1,860)            (177,617)            (177,617)

Other (expense):
    Litigation settlement                          10,000                   --                   --                   --
    Interest expense                              (78,637)              (2,261)              (3,839)              (3,839)
                                             ------------         ------------         ------------         ------------

      Total other (expense)                       (68,637)              (2,261)              (3,839)              (3,839)
                                             ------------         ------------         ------------         ------------

    Loss before reorganization items             (186,618)              (4,121)            (181,456)            (181,456)

Reorganization expense                             (9,039)              (1,041)              (6,933)              (6,933)
                                             ------------         ------------         ------------         ------------

Net loss                                         (195,657)              (5,162)            (188,389)            (188,389)
                                             ------------         ------------         ------------         ------------

Net loss applicable to common
    stockholders                             $   (195,657)        $     (5,162)        $   (188,389)        $   (188,389)
                                             ============         ============         ============         ============

Basic and diluted net loss per common
    share                                               *                    *         $       (.04)        $       (.04)
                                             ============         ============         ============         ============

Weighted average common shares
    outstanding                                78,800,000           78,800,000            5,000,000            5,000,000
                                             ============         ============         ============         ============

* less than ($.01) per share

   The accompanying notes are an integral part of these financial statements.

                            AFG ENTERPRISES USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT For the Six
                           Months Ended June 30, 2005
                                   (Unaudited)

                                                        Preferred stock                      Common stock
                                              -------------------------------       -------------------------------
                                                 Shares             Amount             Shares            Amount
                                                 -------            -------            -------           -------
Balance, December 31, 2004                                2       $    500,000         88,126,148       $     88,126

   Net loss for the one month ended
     January 31, 2005

   Reorganization entries required
     under fresh start accounting                        (2)      $   (500,000)       (83,126,148)      $    (83,126)

   Net loss for the five months ended
     June 30, 2005                                      --                 --                 --                 --
                                               ------------       ------------       ------------       ------------

Balance, June 30, 2005                                  --       $         --          5,000,000       $      5,000
                                               ============       ============       ============       ============

                                                                                            Deficit
                                                                                          accumulated
                                            Additional                                     during the
                                             paid-in         Stock          Treasury       development
                                             capital      subscriptions       stock           stage            Total
                                           ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2004                 $ 21,567,220    $    150,000    $   (563,750)   $(23,857,087)   $ (2,115,491)

   Net loss for the one month ended
     January 31, 2005                                                                      $     (5,162)   $     (5,162)

   Reorganization entries required under
    fresh start accounting                 $(21,567,220)   $   (150,000)   $    563,750    $ 23,862,249    $  2,125,653

   Net loss for the five months ended
     June 30, 2005                                   --              --              --    $   (188,389)   $   (188,389)
                                           ------------    ------------    ------------    ------------    ------------

Balance, June 30, 2005                     $         --    $         --    $         --    $   (188,389)   $   (183,389)
                                           ============    ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                             AFG ENTERPRISES USA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS

  For the Six Months Ended June 30, 2004, One Month Ended January 31, 2005,
                     Five Months Ended June 30, 2005 and for
                  thePeriod from February 1, 2005 (inception)
                             through June 30, 2005
                                  (Unaudited)

                                                     Predecessor      Predecessor      Successor      Successor
                                                       Company          Company         Company        Company
                                                      Six Months       One Month      Five Months     Cumulative
                                                    Ended 6/30/04    Ended 1/31/05   Ended 6/30/05   Amounts From
                                                                                                       Inception
                                                                                                       ---------
Cash flows from operating activities:

   Net loss                                           $(195,657)      $  (5,162)     $ (188,389)      $ (188,389)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation, amortization and impairment         88,191              --              --              --
       Amortization of debt issuance costs               65,000              --              --              --
       Changes in assets and liabilities:
        Other assets                                    (3,593)          14,342          24,915          24,915
        Accounts payable                                (1,765)         (26,219)          5,890           5,890
        Interest payable                                 13,637           2,261           3,839           3,839
        Accrued expenses                                 23,122        (125,161)        (72,488)        (72,488)
                                                      ---------       ---------       ---------       ---------

       Total adjustments                                184,592        (134,777)        (37,844)        (37,844)
                                                      ---------       ---------       ---------       ---------

       Net cash used in operations                     (11,065)        (139,939)       (226,233)       (226,233)

Cash flows from financing activities:
   Proceeds from notes payable                           10,000         138,248         227,500         227,500
                                                      ---------       ---------       ---------       ---------

       Net cash provided by financing activities         10,000         138,248         227,500         227,500
                                                      ---------       ---------       ---------       ---------

Net increase (decrease) in cash                          (1,065)         (1,691)          1,267           1,267

Cash and cash equivalents at beginning of period          6,109           6,809           5,118           5,118
                                                      ---------       ---------       ---------       ---------

Cash and cash equivalents at end of period            $   5,044       $   5,118       $   6,385       $   6,385
                                                      =========       =========       =========       =========

   The accompanying notes are an integral part of these financial statements.

1. Basis of Presentation, Reorganization and Fresh Start Accounting: The accompanying unaudited financial statements have been prepared by the Company. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of June 30, 2005, and the results of operations and cash flows for the periods ended June 30, 2004, January 1, 2005 and June 30, 2005.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has been primarily involved in research and development activities, resulting in significant losses and a stockholders' deficit at June 30, 2005 of $183,389 and has recently emerged from reorganization under Chapter 11 of the United States Bankruptcy Code. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                  Name Change. The reorganized Company has changed its name from "In Store Media Systems, Inc." to "AFG Enterprises USA, Inc."

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

                  As a result of direct ownership or indirectly through affiliated companies, AFGVII controls approximately 63% of the stock in the Successor Company.

                  Changes in Management. The Board of Directors of the Successor Company is now comprised five persons: John B. Burns III, Douglas B. Croxall, Erich Spangenberg, David Pridham and Stephen Peary.

2.   Income taxes

     No provision for income taxes is required at June 30, 2005, because, in management's estimation, the Company will not recognize any taxable income through December 31, 2005 and realization of any deferred tax asset is unlikely. The Company's only material deferred tax item is its NOL which has been fully reserved for.

3.   Subsequent Events

     On July 26, 2005 the Bankruptcy Court for the District of Colorado issued a final decree closing the bankruptcy case.

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

The Company is a development stage company. The Company generated no revenues from operations since February 1, 2005 (inception). Additionally, the Company has incurred operating losses of $188,389 since inception through June 30, 2005. At June 30, 2005, the Company had a stockholders' deficit of $183,389 which reflects $5,000 of common stock less accumulated deficit of $188,389. The accumulated deficit amount is primarily the result of costs and expenses of the Bankruptcy and general and administrative expenses incurred since inception.

The Company is continuing to evaluate various strategic alternatives at this time, including the following:

o Evaluating merger and other business combination transactions with companies (without industry or sector limitations) that believe they would benefit from being public;

o Evaluating acquisition and other business combination transactions with companies (without industry or sector limitations) that the Company believes would benefit from being public; and

o Continuing to evaluate alternatives for the Company's patent portfolio.

In the event that the Company is successful in consummating any such strategic alternative, it is likely that the current shareholders of the Company would experience significant dilution. If the strategic alternative is accompanied by a financing, the current shareholders of the Company would experience even greater dilution.

There can be no assurance that any potential strategic alternative (including any merger or acquisition opportunity) will be consummated.

FINANCIAL CONDITION

The Successor Company had $59,650 in total assets and $243,039 in total liabilities at June 30, 2005, as compared to $58,764 and $616,324 (excluding $1,557,931 of pre-petition liabilities subject to compromise)at December 31, 2004, respectively. Accounts payable at December 31, 2004 were $53,049 as compared to $7,394 at June 30, 2005. Accrued expenses decreased to $0 at June 30, 2005 compared to $312,584 at December 31, 2004. Payroll liabilities increased from $0 at December 31, 2004 to $4,306 at June 30, 2005. Notes payable to a related party increased from $87,100 at December 31, 2004 to $227,500 at June 30, 2005 and short term notes payable decreased from $106,000 at December 31, 2004 to $0 at June 30, 2005. All pre-petition liabilities of $1,557,931 at December 31, 2004 were eliminated as of January 31, 2005. As a result of these changes, the Company had a working capital deficit of $223,956 at June 30, 2005, as compared to a working capital deficit of $557,560 at December 31, 2004.

RESULTS OF OPERATIONS

The Company has incurred operating expenses of $177,617 from inception through June 30, 2005. These expenses include general and administrative expenses, primarily professional accounting fees and expenses related to completion of current and prior year Annual Report on Form 10-KSB and Quarterly Reports on Form 10 QSB to bring the Company current in its SEC filings and corporate staff payroll and related payroll tax expense for the period.

QUARTER ENDED June 30, 2005, COMPARED TO QUARTER ENDED June 30, 2004

For the quarter ended June 30, 2005, the Company sustained net losses before reorganization items of $119,687, as compared to net losses of $34,343 for the quarter ended June 30, 2004. The increase was a result of increases in general and administrative expenses, primarily accounting and legal fees and payroll and related payroll expenses along with a decrease in interest expense. General and administrative expenses increased by $67,912 in accounting and legal fees in connection with bringing its SEC filings current and payroll and related expenses increased by $28,085 over the previous quarter. As a result of the confirmation and implementation of the Plan as of the effective date, the Company eliminated certain indebtedness thus reducing interest expense for the quarter ended June 30, 2005. Reorganization expenses for the quarter ended June 30, 2005 were $3,261 as compared to $5,574 for the quarter ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, the Company had $243,039 in current liabilities, of which $227,500 was a note payable to a related party (AFGVII). The remaining portion of the Company's current liabilities are primarily comprised of accounts payable of $7,394, accrued interest expense of $3,839 and payroll liabilities of $4,306. The Company relies on the availability of additional capital to satisfy all such obligations.

The Company will require additional capital to implement its business strategies.

The Company has limited access to additional sources of equity and debt financing and it can provide no assurance that additional funds will be available at all, or if available, on commercially acceptable terms or in a timely manner to enable the Company to continue its operations as expected. The Company is presently being funded by a loan agreement with AFGVII, a related party. Such loan was established as part of the plan of reorganization and allows the Company to borrow up to $2,000,000 subject to meeting certain terms and conditions as established by AFGVII.

Since the end of fiscal year 2004 through June 30, 2005, the Company's cash position has decreased. At June 30, 2005, the Company had available cash of $6,385, as compared to available cash of $6,809 at December 31, 2004. The decrease in cash is a result of the Company paying operating expenses.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY
        SECURITIES AND USE OF PROCEEDS

None other than the changes in the outstanding number of shares of common stock effectuated by the Plan. See Note 1 above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

The trading symbol of the Company has been changed to AFGSV.PK.

ITEM 6. EXHIBITS AND REPORTS

(a)      Exhibits

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2 Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b) Reports.

         None.

                                                               Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: August 9, 2005                       AFG ENTERPRISES USA, INC.
                                                (Registrant)
                                                By:/s/Erich Spangenberg
                                                   -----------------------------
                                                   Erich Spangenberg, CEO


                                                By:/s/ William P. Stelt
                                                   -----------------------------
                                                   William P. Stelt, CFO