Form 10QSB
period 2005-09-30
AFG Enterprises USA, Inc.
filed 2005-11-15
CIK 1012316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).  | | Yes    |X| No

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   |X| Yes    | | No

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The number of shares outstanding of the issuer's classes of common stock, par value $.001 per share, as of September 30, 2005 is 5,004,772 shares.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                            AFG ENTERPRISES USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX


                                                                                    Page No.
                                                                                    --------
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheet - of Predecessor at December 31, 2004 and Successor
at September 30, 2005 (unaudited)                                                      3

Statement of Operations - of Predecessor for the Three Months Ended September
30, 2004 and of Successor for the Three Months Ended September 30, 2005                5

Statement of Operations - of Predecessor for the Nine Months Ended September 30,
2004, of Predecessor for the One Month Ended January 31, 2005, of Successor for
the Eight Months Ended September 30, 2005 and of Successor from February 1, 2005
(inception) through September 30, 2005 (unaudited)                                     6

Statement of Changes In Stockholders' Deficit - for the Nine Months
Ended September 30, 2005 (unaudited)                                                   7

Statement of Cash Flows - of Predecessor for the Nine Months Ended September 30,
2004, of Predecessor for the One Month Ended January 31, 2005, of Successor for
the Eight Months Ended September 30, 2005 and of Successor from February 1, 2005
(inception) through September 30, 2005 (unaudited)                                     8

Notes to Unaudited Financial Statements                                                9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                    11

ITEM 3.  CONTROLS AND PROCEDURES                                                      12

PART II. OTHER INFORMATION                                                            13

ITEM 1.  LEGAL PROCEEDINGS                                                            13

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                  13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                              13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          13

ITEM 5.  OTHER INFORMATION                                                            13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                             13

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

                            AFG ENTERPRISES USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                      December 31, 2004 and September 30, 2005

                                     ASSETS



                                                  Predecessor        Successor
                                                    Company           Company
                                                  -----------       ----------
                                                   (Audited)        (Unaudited)

Current assets:
   Cash and cash equivalents                        $  6,809          $ 12,130
   Other current assets                               51,955             7,909
                                                    --------          --------

    Total current assets                              58,764            20,039

Other assets:
   Reorganization value in excess of amounts
    allocable to identifiable assets                      --            40,572

                                                    $ 58,764          $ 60,611
                                                    ========          ========


   The accompanying notes are an integral part of these financial statements.

                            AFG ENTERPRISES USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                      December 31, 2004 and September 30, 2005

                       LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                                     Predecessor         Successor
                                                                                       Company            Company
                                                                                     -----------       ------------

                                                                                      (Audited)         (Unaudited)

Liabilities Not Subject to Compromise
Current liabilities:
   Accounts payable                                                                  $     53,049      $      6,402
   Payroll liabilities                                                                         --             4,306
   Accrued expenses                                                                       312,584             2,455
   Interest payable                                                                        57,591             8,164
   Notes payable-related party                                                             87,100           270,500
   Short-term notes payable                                                               106,000                --
                                                                                     ------------      ------------

    Total current liabilities                                                             616,324           291,827

Liabilities Subject to Compromise
   Pre-Petition Liabilities                                                             1,557,931                --

Commitments and contingencies

Stockholders' deficit:
   Preferred stock, no par value; 50,000,000 shares authorized, 2 shares issued and outstanding liquidation preference $520,000 (2004) and 5,000,000 shares
    authorized; $0.001 par value, no shares issued (2005)                                 500,000                --
   Common stock, $.001 par value; 150,000,000 shares
    authorized, 88,126,148 issued (2004) 50,000,000
    shares authorized, 5,004,772 shares issued (2005)                                      88,126             5,005
   Additional paid-in capital                                                          21,567,220                --
   Stock subscriptions received                                                           150,000                --
   Treasury stock, at cost; 9,374,742 shares (2004), 0 shares (2005)                     (563,750)               --
   Deficit accumulated during the development stage                                   (23,857,087)         (236,221)
                                                                                     ------------      ------------

    Total stockholders' deficit                                                        (2,115,491)         (231,216)
                                                                                     ------------      ------------

                                                                                     $     58,764      $     60,611
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

                            AFG ENTERPRISES USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

             For the Three Months Ended September 30, 2004 and 2005

                                                      Predecessor       Successor
                                                        Company          Company
                                                     Three Months      Three Months
                                                     Ended 9/30/04     Ended 9/30/05
                                                     -------------     -------------
             Revenues:
              Coupon handling fees and other           $        --        $       --

             Costs and Expenses:
                 General and administrative                  4,533            43,461
                                                     -------------     -------------
                    Total costs and expenses                 4,533            43,461
                                                     -------------     -------------

                      Operating loss                        (4,533)          (43,461)

             Other (expense):
              Interest expense                             (29,207)           (4,326)
                                                     -------------     -------------

              Total other (expense)                        (29,207)           (4,326)
                                                     -------------     -------------

             Loss before reorganization items              (33,740)          (47,787)

           Reorganization expense                           (2,978)              (45)
                                                     -------------     -------------
             Net loss                                  $   (36,718)       $  (47,832)
                                                     =============     =============


             Net loss applicable to common
              stockholders                             $   (36,718)       $  (47,832)
                                                     =============     =============

             Basic and diluted net loss per common
              share                                              *        $     (.01)
                                                     =============     =============

             Weighted average common shares
              outstanding                               78,800,000         5,002,900
                                                     =============     =============


* less than ($.01) per share



The accompanying notes are an integral part of these financial statements.

                            AFG ENTERPRISES USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                  For the Nine Months Ended September 30, 2004,
                 One Month Ended January 31, 2005, Eight Months
        Ended September 30, 2005 and for the Period from February 1, 2005
                     (inception) through September 30, 2005

                                                                                                             Successor
                                                                                                              Company
                                             Predecessor           Predecessor          Successor            Cumulative
                                               Company               Company             Company           Amounts From
                                              Nine Months            One Month         Eight Months          Inception
                                            Ended 9/30/04         Ended 1/31/05       Ended 9/30/05       through 9/30/05
                                            -------------         -------------       -------------       ---------------
Revenues:
    Coupon handling fees and other           $         --         $         --         $         --         $         --

Costs and expenses:
    General and administrative                    122,515                1,860              221,079              221,079
                                             ------------         ------------         ------------         ------------

      Total costs and expenses                    122,515                1,860              221,079              221,079
                                             ------------         ------------         ------------         ------------

      Operating loss                             (122,515)              (1,860)            (221,079)            (221,079)

Other (expense):
    Litigation settlement                          10,000                   --                   --                   --
    Interest expense                             (107,844)              (2,261)              (8,164)              (8,164)
                                             ------------         ------------         ------------         ------------

      Total other (expense)                       (97,844)              (2,261)              (8,164)              (8,164)
                                             ------------         ------------         ------------         ------------

    Loss before reorganization items             (220,359)              (4,121)            (229,243)            (229,243)

Reorganization expense                            (12,017)              (1,041)              (6,978)              (6,978)
                                             ------------         ------------         ------------         ------------

Net loss                                         (232,376)              (5,162)            (236,221)            (236,221)
                                             ------------         ------------         ------------         ------------

Net loss applicable to common
    stockholders                             $   (232,376)        $     (5,162)        $   (236,221)        $   (236,221)
                                             ============         ============         ============         ============

Basic and diluted net loss per common
    share                                               *                    *         $       (.05)        $       (.05)
                                             ============         ============         ============         ============

Weighted average common shares
    outstanding                                78,800,000           78,800,000            5,001,100            5,001,100
                                             ============         ============         ============         ============


* less than ($.01) per share

   The accompanying notes are an integral part of these financial statements.

                            AFG ENTERPRISES USA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                    For the Nine Months Ended September 30, 2005
                                   (Unaudited)




                                               Preferred stock                      Common stock
                                        ----------------------------      ----------------------------
                                          Shares            Amount          Shares           Amount
                                        -----------      -----------      -----------      -----------

Balance, December 31, 2004                        2      $   500,000       88,126,148      $    88,126

   Net loss for the one month ended
     January 31, 2005

   Reorganization entries required
     under fresh start accounting                (2)     $  (500,000)     (83,126,148)     $   (83,126)

   Issuance of additional shares as
     part of reoganization                                                      4,772      $         5

Net loss for the eight months ended
     September 30, 2005                          --               --               --               --
                                        -----------      -----------      -----------      -----------
Balance, September 30, 2005                      --      $        --        5,004,772      $     5,005
                                        ===========      ===========      ===========      ===========

                                                                                                      Deficit
                                                                                                     accumulated
                                              Additional                                             during the
                                               paid-in            Stock            Treasury          development
                                               capital        subscriptions         stock              stage             Total
                                             ------------      ------------      ------------      ------------      ------------
Balance, December 31, 2004                   $ 21,567,220      $    150,000      $   (563,750)     $(23,857,087)     $ (2,115,491)

   Net loss for the one month ended
     January 31, 2005                                                                              $     (5,162)     $     (5,162)

   Reorganization entries required under
    fresh start accounting                   $(21,567,220)     $   (150,000)     $    563,750      $ 23,862,249      $  2,125,653

   Issuance of additional shares as
    part of reorganization                             --                --                --                --      $          5

Net loss for the eight months ended
     September 30, 2005                                --                --                --      $   (236,221)     $   (236,221)
                                             ------------      ------------      ------------      ------------      ------------
Balance, September 30, 2005                  $         --      $         --      $         --      $   (236,221)     $   (231,216)
                                             ============      ============      ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

                            AFG ENTERPRISES USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

 For the Nine Months Ended September 30, 2004, One Month Ended January 31, 2005,
                  Eight Months Ended September 30, 2005 and for
                  the Period from February 1, 2005 (inception)
                           through September 30, 2005
                                   (Unaudited)


                                                         Predecessor        Predecessor        Successor          Successor
                                                           Company            Company           Company            Company
                                                          Nine Months        One Month        Eight Months        Cumulative
                                                        Ended 9/30/04      Ended 1/31/05      Ended 9/30/05      Amounts From
                                                                                                                  Inception
                                                       --------------      -------------      -------------      ------------
Cash flows from operating activities:

   Net loss                                            $     (232,376)     $      (5,162)     $    (236,221)     $   (236,221)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation, amortization and impairment               88,191                 --                 --                --
       Amortization of debt issuance costs                     86,667                 --                 --                --
       Changes in assets and liabilities:
        Other assets                                           (1,834)            14,342             29,704            29,704
        Accounts payable                                         (671)           (26,219)             4,898             4,898
        Interest payable                                       21,177              2,261              8,164             8,164
        Accrued expenses                                       23,124           (125,161)           (70,033)          (70,033)
                                                       --------------      -------------      -------------      ------------

       Total adjustments                                      216,654           (134,777)           (27,267)          (27,267)
                                                       --------------      -------------      -------------      ------------

       Net cash used in operations                            (15,722)          (139,939)          (263,488)         (263,488)

Cash flows from financing activities:
   Proceeds from notes payable                                 20,000            138,248            270,500           270,500
                                                       --------------      -------------      -------------      ------------

       Net cash provided by financing activities               20,000            138,248            270,500           270,500
                                                       --------------      -------------      -------------      ------------

Net increase (decrease) in cash                                 4,278             (1,691)             7,012             7,012

Cash and cash equivalents at beginning of period                6,109              6,809              5,118             5,118
                                                       --------------      -------------      -------------      ------------

Cash and cash equivalents at end of period             $       10,387      $       5,118      $      12,130      $     12,130
                                                       ==============      =============      =============      ============


   The accompanying notes are an integral part of these financial statements.

Notes to Unaudited Financial Statements

1. Basis of Presentation, Reorganization and Fresh Start Accounting: The accompanying unaudited financial statements have been prepared by the Company. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 2005, and the results of operations and cash flows for the periods ended September 30, 2004, January 1, 2005 and September 30, 2005.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has been primarily involved in research and development activities, resulting in significant losses and a stockholders' deficit at September 30, 2005 of $231,216 and has recently emerged from reorganization under Chapter 11 of the United States Bankruptcy Code. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                  Name Change. The reorganized Company has changed its name from "In Store Media Systems, Inc." to "AFG Enterprises USA, Inc."

                  Change in Capital Structure. All of the outstanding shares of capital stock were reverse split into an aggregate of 500,000 shares of Common Stock of the reorganized Company. The Company issued 4,500,000 shares to creditors, comprised of 3,000,000 shares to Acclaim Financial Group Ventures II, LLC and NMPP, Inc. in satisfaction of their secured claims. NMPP, Inc. and Acclaim Financial Group Ventures II, LLC are related parties (referred to hereafter as "AFGVII"). During the quarter, the Company issued 4,772 additional shares of Common Stock in finalizing its obligations under the Plan of Reorganization. No options, warrants or other rights to acquire capital stock remain outstanding, other than the options to purchase 1,078,559 shares of Common Stock held by AFGVII at various prices, ranging from $0.001 to $0.03.

                  As a result of direct ownership or indirectly through affiliated companies, AFGVII controls approximately 63% of the stock in the Successor Company.


2.   Income taxes

     No provision for income taxes is required at September 30, 2005, because, in management's estimation, the Company will not recognize any taxable income through December 31, 2005 and realization of any deferred tax asset is unlikely. The Company's only material deferred tax item is its NOL which has been fully reserved for.


3.   Subsequent Events

     Changes in Management. On October 24, 2005, Stephen Peary and John B. Burns III announced their resignation from the Board of Directors. The Board of Directors of the Company is now comprised of three persons: Douglas B.Croxall, Erich Spangenberg and David Pridham.

     In October, the Company was informed that AFGVII is considering exercising its option to purchase 1,078,559 shares of Common Stock.

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

The Company is a development stage company. The Company generated no revenues from operations since February 1, 2005 (inception). Additionally, the Company has incurred operating losses of $236,221 since inception through September 30, 2005.

At September 30, 2005, the Company had a stockholders' deficit of $231,216 which reflects $5,005 of common stock less accumulated deficit of $236,221. The accumulated deficit amount is primarily the result of costs and expenses of the Bankruptcy and general and administrative expenses incurred since inception.

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

FINANCIAL CONDITION

The Successor Company had $60,611 in total assets and $291,827 in total liabilities at September 30, 2005, as compared to $58,764 and $616,324 (excluding $1,557,931 of pre-petition liabilities subject to compromise)at December 31, 2004, respectively. Accounts payable at December 31, 2004 were $53,049 as compared to $6,402 at September 30, 2005. Accrued expenses were $2,455 at September 30, 2005 compared to $312,584 at December 31, 2004. Payroll liabilities increased from $0 at December 31, 2004 to $4,306 at September 30, 2005. Notes payable to a related party increased from $87,100 at December 31, 2004 to $270,500 at September 30, 2005 and short term notes payable decreased from $106,000 at December 31, 2004 to $0 at September 30, 2005. All pre-petition liabilities of $1,557,931 at December 31, 2004 were eliminated as of January 31, 2005. As a result of these changes, the Company had a working capital deficit of $271,788 at September 30, 2005, as compared to a working capital deficit of $557,560 at December 31, 2004.

RESULTS OF OPERATIONS

The Company has incurred operating expenses of $221,079 from inception through September 30, 2005. These expenses include general and administrative expenses, primarily professional accounting fees and expenses related to completion of current and prior year Annual Report on Form 10-KSB and Quarterly Reports on Form 10 QSB to bring the Company current in its SEC filings and corporate staff payroll and related payroll tax expense for the period.

QUARTER ENDED September 30, 2005, COMPARED TO QUARTER ENDED September 30, 2004

For the quarter ended September 30, 2005, the Company sustained net losses before reorganization items of $47,787, as compared to net losses of $33,740 for the quarter ended September 30, 2004. The increase was a result of increases in general and administrative expenses, primarily accounting and legal fees and payroll and related payroll expenses along with a decrease in interest expense. General and administrative expenses increased by $9,746 in accounting and legal fees in connection with bringing its SEC filings current and payroll and related expenses increased by $25,836 over the previous quarter. As a result of the confirmation and implementation of the Plan as of the effective date, the Company eliminated certain indebtedness thus reducing interest expense by $24,881 for the quarter ended September 30, 2005. Reorganization expenses for the quarter ended September 30, 2005 were $45 as compared to $2,977 for the quarter ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, the Company had $291,827 in current liabilities, of which $270,500 was a note payable to a related party (AFGVII). The remaining portion of the Company's current liabilities are primarily comprised of accounts payable of $6,402, accrued interest expense of $8,164 and payroll liabilities of $4,306. The Company relies on the availability of additional capital to satisfy all such obligations.

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

Since the end of fiscal year 2004 through September 30, 2005, the Company's cash position has increased. At September 30, 2005, the Company had available cash of $12,130, as compared to available cash of $6,809 at December 31, 2004. The increase in cash is a result of the Company borrowing under its loan in order to pay its operating expenses.

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

None.

ITEM 5. OTHER INFORMATION

The trading symbol of the Company has been changed to AFGS.PK.

ITEM 6. EXHIBITS AND REPORTS

(a)      Exhibits

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2 Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant To Section 906 of The Sarbanes-Oxley Act Of 2002

(b)      Report on Form 8-K
                  Current Report on Form 8-K filed on October 28, 2005.


                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: November 9, 2005                        AFG ENTERPRISES USA, INC.
                                                   (Registrant)
                                                   By:/s/Erich Spangenberg
                                                   -----------------------------
                                                   Erich Spangenberg, CEO

                                                   By:/s/ William P. Stelt
                                                   -----------------------------
                                                   William P. Stelt, CFO