Form 10KSB
period 2005-12-31
AFG Enterprises USA, Inc.
filed 2006-03-15
CIK 1012316

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-28515

                            AFG ENTERPRISES USA, INC.
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

                  (760) 674-9696
                  --------------
(Registrant's telephone number, including area code)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) after distribution of securities under a plan
confirmed by a court:    |X| Yes   | | No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference of Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [ ]

Registrant had no revenue for the fiscal year ended December 31, 2005.

On March 10, 2006, the Registrant had 36,958 shares of common voting stock held by non-affiliates. The aggregate market value of shares of Common Stock held by non-affiliates was approximately $0 as of March 10, 2006 as the Common Stock was not trading.

On March 10, 2006, the issuer had 100,440 shares of its Common Stock, par value $.001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  Yes |_|  No |X|

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Forward Looking Statements

     This Annual Report on Form 10-KSB for the Company for the fiscal year ended December 31, 2005 (the "Annual Report") includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). The 1995 Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about them so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking. The Company uses words such as "anticipates," "believes," "expects," "future" and "intends" and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

Subsequent Events

         Change of Officers. On March 1, 2006, Erich Spangenberg resigned as a Director and as the Chief Executive Officer, Treasurer and Secretary and David Pridham resigned as a Director of the Company. Douglas B. Croxall, a Director of the Company was appointed as the Chief Executive Officer, Treasurer and Secretary.

      Reverse Stock Split. On January 20, 2006, the Company filed with the Securities and Exchange Commission and mailed to shareholders an Information Statement on Form 14C disclosing that a majority of the shareholders, by written consent had approved Amended and Restated Articles of Incorporation. Such written consent became effective on February 9, 2006. On March 10, 2006 the Amended and Restated Articles of Incorporation will become effective. Such Amended and Restated Articles of Incorporation implement a one for fifty (1:50) reverse stock split pursuant to which each 50 shares of Common Stock will be combined and converted into one share, with fractional shares being rounded up to the next whole number of shares. All share numbers in this Annual Report on Form 10-KSB reflect such reverse split (unless otherwise specified).

General

         AFG Enterprises USA, Inc. (formerly In Store Media Systems, Inc.), a Nevada corporation (the "Company") was originally organized to develop a computerized, point-of-sale marketing platform, the Coupon Exchange Center, which incorporates proprietary components. Until November 2002, the Company was primarily engaged in developing its technology, securing patent protection, formulating its business strategy, raising capital and developing necessary relationships with third parties, such as supermarkets, packaged goods manufacturers and others in connection with the manufacture and marketing of the systems incorporated into the Company's product line. Since the Company declared bankruptcy in November 2002 and the confirmation of the Plan of Reorganization January 2005, the primary activities have been to identify potential merger and acquisition candidates and to identify ways to monetize the intellectual property previously developed by the Company.

         For the twelve months ended December 31, 2005, the Company generated no operating revenue. Since inception of the Company through December 31, 2005, the Company has incurred accumulated losses of $304,024 after adoption of fresh start accounting as of February 1, 2005.

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

         Under the Plan, various claim holders and interest holders were entitled to receive various considerations in respect of their claims and interests. The Plan classified the claim and interest holders into various groups that were approved by the Court as follows:

         Unclassified --Administrative Claims: These claims in an amount of approximately $292,000 constituted claims allowed under ss.11 U.S.C. ss.503(b) of the Code and constitute primarily claims of counsel to the Company for fees and expenses incurred post-petition on behalf of the Company. Such claims were paid in full in cash or pursuant to other arrangement acceptable to such claim holders (such amounts provided by AFGVII under the DIP Facility).

         Class 1--Secured Claim of NMPP: This claim of $100,000 plus accrued interest constituted the sole claim held by NMPP, Inc. (an affiliate of AFGVII) representing secured indebtedness incurred by the Company prior to the Petition Date. This claim was converted with the Class 2 claim into a pro rata share of 60,000 shares of the Common Stock in the reorganized Company to be issued under the Plan (the "Replacement Common Stock").

         Class 2--Secured Claim of AFGVII: This claim of $250,000 plus accrued interest constituted the sole claim held by AFGVII representing secured indebtedness incurred by the Company under the DIP Facility prior to the effective date of the Plan. Such claim was converted with the Class 1 claim into a pro rata share of 60,000 shares of the Replacement Common Stock.

         Class 3--Allowed Unsecured Claims in Excess of $1,000: These claims constitute allowed unsecured claims held by various claimants incurred by the Company under the DIP Facility prior to the effective date of the Plan. These claims equaled approximately $1,900,000. Such claims were converted into their pro rata share of 30,000 shares of the Replacement Common Stock.

         Class 4--Allowed Unsecured Claims of $1,000 or less: These claims in an amount of approximately $10,000 were paid in full in cash or pursuant to other arrangement acceptable to such claim holders (such amounts provided by AFGVII under the DIP Facility).

         Class 5--Allowed Administrative Convenience Claims: These claims constitute claims allowed under ss.11 U.S.C. ss.503(b) of the Code, the holders of which elect to receive an amount not in excess of $1,000 in cash in respect of their claims. No creditors elected to be treated as a Class 5 claim.

         Class 6--Interests: These constitute any equity interest in the Company including Common Stock, preferred stock, options, warrants, convertible instruments and other equity equivalents but excluding the options granted to AFGVII in connection with the DIP Facility. There were 78,751,406 shares (net of 9,374,742 treasury shares) of Common Stock outstanding, 2 shares of Preferred Stock outstanding (convertible into 1,890,598 shares of Common Stock) and 19,282,809 options and other equity equivalents outstanding (prior to the stock splits, effective May 5, 2005 and March 10, 2006). All shares of Common Stock and preferred stock were reverse split into 10,000 shares of the Replacement Common Stock. The number of shares subject to AFGVII's option to purchase Common Stock was adjusted to reflect the stock split. The exercise price per share is not subject to adjustment and will remain at various prices ranging from $0.05 to $1.50.

         Confirmation of Plan. On January 20, 2005, the Bankruptcy Court confirmed and approved the Plan. On January 31, 2005 all appeal periods expired with respect to the Bankruptcy Court confirmation and approval of the Plan. On July 26, 2005 the Bankruptcy Court for the District of Colorado issued a final decree closing the bankruptcy case.

         Effects of Plan. As a result of the confirmation and implementation of the Plan, the following have occurred:

                  Transfer of Assets. All assets of the Company owned pre-petition or acquired during the Restructuring Proceedings were transferred to the reorganized Company free and clear of all liens, claims and interests of all creditors and interested parties. The reorganized Company is not liable for repayment of any claims except as set forth in the Plan. All other debts and liabilities were discharged.

                  Name Change. The reorganized Company has changed its name from "In Store Media Systems, Inc." to "AFG Enterprises USA, Inc."

                  Change in Capital Structure. All of the outstanding shares of capital stock were reverse split into an aggregate of 10,000 shares of Common Stock of the reorganized Company. Upon implementation of the Plan, the Company had 100,440 shares of Common Stock, and no shares of preferred stock issued and outstanding. No options, warrants or other rights to acquire capital stock remain outstanding, other than the options to purchase 21,572 shares (after giving effect to the 50 to 1 reverse split effectve March 10, 2006) of Common Stock held by AFGVII at various prices, ranging from $0.05 to $1.50.

                  As a result of direct ownership or indirectly through affiliated companies, AFGVII controls approximately 63.1% of the stock in the reorganized Company.

                  Executory Contracts Rejected. All executory contracts, including all pre-petition royalty agreements, have been rejected. The Company has assumed and continued certain agreements with vendors or suppliers.

                  Changes in Management. Upon confirmation of the Plan, the Board of Directors of the Company comprised five persons: John B. Burns III, Douglas B. Croxall, Erich Spangenberg, David Pridham and Stephen Peary. Messrs. Burns and Peary resigned their positions during the year ended December 31, 2005.

Plan of Operation

         General. After the confirmation of the Plan, the Company's anticipated business strategy includes (i) an effort to pursue opportunities to monetize the ISM Intellectual Property (as defined below), including the licensing and joint venturing of such rights and the possible acquisition or licensing of other intellectual property rights that the Company believes complement the ISM Intellectual Property or complement the overall business strategy pursued by the Company and (ii) an effort to pursue, evaluate and joint venture or acquire businesses that the Company believes compliment its business strategy, including businesses operating in the marketing services sector (collectively, and as modified from time to time by the Company, the "Business Plan").

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

         As of the date hereof, no specific opportunities to monetize the ISM Intellectual Property have been identified and no negotiations are occurring with respect thereto and the Company has not executed any definitive agreements to acquire any business. There can be no assurance that the Company will be successful in implementing the Business Plan or that the Business Plan will not change significantly from that which the Company presently intends to pursue. (See "Business Risks" below.)

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

 Business Risks

     The Company's future results may be affected by certain risks and uncertainties including, but not limited to, the following:

         Need For Additional Capital. The Company has no income or operations and therefore has no established means of generating revenue to sustain operations. The Company has relied upon credit arrangements to pay costs of operations. The Company will require additional funds to implement its plan of operation for the next 12 months. The Company may be required to attempt to raise additional capital through the sale of equity and/or debt securities in private transactions. The Company also may seek bridge financing and other forms of financing through venture capital firms in the future. If the Company's operating costs and expenses are more than currently expected, the need for additional working capital may arise earlier than expected. There can be no assurance that any such financing will be available when needed to execute the plan or, if available, that such financing will be on terms that are acceptable to the Company. The inability to obtain additional capital would restrict the Company's ability to grow and could reduce the Company's ability to continue as a going concern.

Cost of Compliance with Environmental Laws

     The Company is unaware of any pending or proposed environmental laws, rules or regulations, the effect of which would be adverse to its contemplated operations.

Employees

         As of December 31, 2005, the Company had no full time employees. All activities of the Company related to the Bankruptcy Proceedings and were conducted by independent advisors. As of February 28, 2006, the Company has an employment agreement with one officer, Erich Spangenberg, Chief Executive Officer. See Part III, Item 10 "EXECUTIVE COMPENSATION - Employment Agreement."

ITEM 2 - DESCRIPTION OF PROPERTIES

         The Company has its corporate headquarters at the offices of AFGVII at 73-595 El Paseo, Suite 2204, Palm Desert, California 92260. The Company does not pay any rent for the use of such premises.

ITEM 3 - LEGAL PROCEEDINGS

         During the fiscal year ended December 31, 2005, the Company faced no legal proceedings.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not hold any shareholder meetings in fiscal year 2005. In November 2004, the Company submitted to each shareholder the Joint Disclosure Statement and Plan of Reorganization approved by the Bankruptcy Court. The votes in favor of the Plan were 38,154,683 representing a majority of the outstanding shares. The approval of the Plan of Reorganization had the effect of appointing five directors, effectuating a reverse split of the outstanding shares and changing the name of the Company. See Part I, Item 1. Business - Bankruptcy Proceedings above.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         Since May 2003, the Common Stock of the Company has traded only sporadically in The Pink Sheets.

         The following table shows the range of high and low bid quotations for the Company's Common Stock for the period from January 1, 2004 until December 31, 2005, 2003, as reported by The Pink Sheets, LLC. Prices reflect inter-dealer prices, and do not necessarily reflect actual transactions, retail mark-up, mark-down, or commission. The prices reflected below are prior to the 50 to 1 reverse split effective on March 10, 2006.

                                STOCK QUOTATIONS

                       Period Ended                   Closing Sales
                       ------------                   -------------
                                               High                   Low
                                               ----                   ---
               2005
               ----
               December 31, 2005               0.000                  0.000
               September 30, 2005              0.000                  0.000
               June 30, 2005                   0.000                  0.000
               March 31, 2005                  0.000                  0.000

               2004
               ----
               December 31, 2004               0.0001                0.0001
               September 30, 2004              0.015                 0.0001
               June 30, 2004                   0.02                  0.0001
               March 31, 2004                  0.005                 0.0001

     At December 31, 2005, the number of record holders of the Company's Common Stock was approximately 450 beneficial owners of its Common Stock.

Dividends

         The Company has not paid any dividends with respect to its Common Stock, and it is not anticipated that the Company will pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

         2005. The Company issued 90,000 shares of Common Stock to approximately 67 claimants in connection with the Plan of Reorganization. Such shares were issued without registration pursuant to the exemption from registration provided by Section 1145(a) of the United States Bankruptcy Code.

         The company issued 96 shares of Common Stock to six shareholders upon exercise of previously issued options. Such issuance was exempt from registration pursuant to the one or more exemptions provided by Section 4(2) and 3(b) and the rules and regulations promulgated thereunder, including Regulation D.

         2004. None.

ITEM 6 -  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following should be read in conjunction with the attached audited consolidated financial statements and the notes attached thereto as of December 31, 2005 and 2004, and for each of the two years then ended.

         Overview

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

         The Company has identified the accounting policies described below as critical to its business operations and the understanding of the Company's results of operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout this section where such policies affect the Company's reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Notes to the Financial Statements in Item 7 of this Annual Report, beginning on page F-9.

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

         The Company is a development stage company engaged in the marketing of its system for distributing and electronically clearing coupons, certain components of which are patented. Since the Company declared bankruptcy in November 2002 and the confirmation of the Plan of Reorganization January 2005, the primary activities have been to identify potential merger and acquisition candidates and to identify ways to monetize the intellectual property previously developed by the Company.

         The Company has generated revenues from operations of $0 and has incurred losses of $304,024 since inception (February 1, 2005 as a result of adoption of fresh start accounting upon emergence from bankruptcy) through December 31, 2005.

         At December 31, 2005, the Company had a stockholders' deficit of $299,019 which reflects $5,005 of common stock and additional paid in capital less accumulated deficit of $304,024. The accumulated deficit amount is the result of general and administrative expenses incurred since inception. At December 31, 2005, the Company had a working capital deficit of $299,019.

         Financial Condition

         At December 31, 2005 the Company had $3,771 in total assets and $302,790 in total current liabilities compared to $58,764 in total assets and $616,324 in total current liabilities (net of $1,557,931 of pre-petition liabilities subject to compromise) at December 31, 2004. Accounts payable and accrued expenses at the end of fiscal year 2005 were $21,793 (net of pre-petition liabilities subject to compromise) compared to $423,224 (net of pre-petition liabilities subject to compromise) at December 31, 2004. The Company had a working capital deficit of $299,019 at December 31, 2005 compared to a working capital deficit of $557,560 at December 31, 2004. The difference from 2005 to 2004 is primarily changes in accrued expenses and accounts payable attributable to the costs of the Bankruptcy Proceedings and prosecuting the LGS Adversary Proceeding (see Part I, Item 3, "LEGAL PROCEEDINGS").

         Results of Operations

         The Company has incurred operating expenses of $276,271 from inception through December 31, 2005. These expenses include $276,271 in general and administrative expenses. As a result of the closure of the bankruptcy proceedings and a cessation of all operations except the corporate maintenance activities, the general and administrative expenses of the Company were substantially reduced.

         Period from Inception to December 31, 2005 Compared to Predecessor Company Year Ended December 31, 2004

         For the period from inception to December 31, 2005, the Company sustained net operating losses of $276,271 as compared to net operating losses of $125,420 for the year ended December 31, 2004. The increase in net operating losses primarily was due to an increase in general and administrative expenses.

         The Company's operating expenses for the period from inception to December 31, 2005, increased by $155,250 or approximately 124% to $280,670 as compared to operating expenses of $125,420, for the year ended December 31, 2004. The increase in operating expenses in 2004 was due to an increase in general and administrative expenses. The increase in general and administrative expenses primarily was due to the staffing of a full time financial and accounting position for the year which was previously handled through consulting support.

         The Company had a net loss of $304,024 for the period from inception to December 31, 2005, compared to a net loss of $223,805 for the prior year. The increase in net loss was attributable to various factors including adoption of fresh start accounting as of February 1, 2005, income from the litigation settlement with LGS in 2004 and a reduction in reorganization expense. As a result, for the fiscal year ended 2005, the Company had total other expenses of $15,335 compared to total other expense of $55,762 for the fiscal year ended December 31, 2004. Reorganization expenses for 2005 declined by $34,604 or approximately 74% to $12,418.

         Liquidity and Capital Resources

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

         At December 31, 2005, the Company had $302,790 in current liabilities, of which $281,000 was from borrowings under its DIP loan facility.

         The remaining portion of the Company's current liabilities is primarily comprised of accounts payable and accrued interest. The Company relied on the DIP Facility to finance operations during the period from inception to December 31, 2005. At December 31, 2005, the Company had available cash of $300 as compared to available cash of $6,809 at December 31, 2004. Other current assets decreased to $3,471 primarily as a result of the reduction in the settlement proceeds receivable from LGS.


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

ITEM 8A. CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures. As of February 28, 2006, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer. Based on that evaluation, our Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in its periodic SEC filings.

         Changes in Internal Control over Financial Reporting. The Company has made no significant change in its internal control over financial reporting as of February 28, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         As of December 31, 2005, the Company's executive officers and directors and their ages were as follows:

--------------------------------------------------------------------------------
        Name            Age                     Position
--------------------------------------------------------------------------------
Erich Spangenberg       45      Chief Executive Officer, Treasurer and Secretary
                                and Chairman of the Board
--------------------------------------------------------------------------------
Douglas B. Croxall      37      Director
--------------------------------------------------------------------------------
David Pridham           35      Director
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

         Compensation Committee Interlocks and Insider Participation. As of December 31, 2005, Erich Spangenberg, the Chairman of the Board of Directors, also served as a Manager or Director of AFGVII and its affiliates. AFGVII is a creditor of the Company pursuant to the DIP Facility.

         Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) Beneficial Ownership Reporting Compliance Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules of the Commission thereunder require the Company's executive officers, directors and greater than 10% stockholders to file reports of ownership and changes in ownership of the Common Stock of the Company with the Commission. Based upon a review of such reports, the Company has determined that during the fiscal year ended December 31, 2005 the following persons failed to timely file reports:
Steve Peary (one report filed untimely), John Burns (one report filed untimely); Douglas B.Croxall (one report filed), Erich Spangenberg (one report unfiled) and David Pridham (one report unfiled).

ITEM 10 - EXECUTIVE COMPENSATION

Remuneration of Executive Officers

         The following table sets forth information concerning the compensation received for the fiscal years ended December 31, 2005, 2004 and 2003 for services rendered to the Company in all capacities by the individual who served as the Company's Chief Executive Officer at the end of the 2005 fiscal year and other highly compensated executives of the Company. The total amount of the annual salary and bonus payable to each of the Company's other executive officers for the last completed fiscal year was below $100,000. See Item 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

---------------------------------------------------------------------------------------------------------------------------
                                      Annual Compensation (1)                 Long Term Compensation
                                                                                                                  All other
                                 -------------------------------------------------------------------------------   Compen-
                                                                              Awards                Payouts       sation(2)
                                 ------------------------------------------------------------------------------------------
                                                                                    Securities
                                                                     Restricted     Underlying
   Name and Principal             Salary                               Stock       Options/SARs
        Position           Year    ($)(1)   Bonus ($)   Other ($)    Awards ($)         (#)         LTIP ($)
---------------------------------------------------------------------------------------------------------------------------
Erich Spangenberg, CEO     2005     -0-        -0-        -0-           -0-             -0-           -0-           -0-
---------------------------------------------------------------------------------------------------------------------------
                           2004     -0-        -0-        -0-           -0-             -0-(2)        -0-           -0-
---------------------------------------------------------------------------------------------------------------------------
                           2003     -0-        -0-        -0-           -0-             -0-           -0-           -0-
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

(2) Does not include indirect ownership of options to purchase 21,572 shares of the Company Common Stock granted to AFGVII (of which Mr. Spangenberg is principal) in connection with the DIP Facility.

Director Compensation

         Directors of the Company who are also employees do not receive cash compensation for their services as directors or members of committees of the board of directors of the Company, but are reimbursed for their reasonable expenses incurred in connections with attending meetings of the board of directors or management committees of the Company.

Employment Agreements

At December 31, 2005, the Company had an employment agreement with Erich Spangenberg, Chief Executive Officer, Treasurer and Secretary which provides for annual compensation of $1.00 per annum.

Individual Option Grants

         During the fiscal years ended December 31, 2005, no options to purchase shares of Common Stock were granted.

Option Exercises

         During the fiscal year ended December 31, 2005 no employees exercised any outstanding options and the Company had no options issued and outstanding held by employees.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Except as otherwise indicated, the following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock at December 31, 2005, by (i) each of the Company's directors and officers, (ii) each person or entity who beneficially owned more than five percent of the Company's Common Stock or Preferred Stock, and (iii) all directors and officers of the Company as a group. Unless otherwise indicated, all addresses are care of the Company at its executive offices.


          Name and Address of
           Beneficial Owner               Class of Security     Percent of Class
           ----------------               -----------------     ----------------
Acclaim Financial Group Ventures II,           56,951(2)             46.85%
LLC
NMPP, Inc.                                     25,482(3)             25.47%
Erich Spangenberg                              60,000(4)             60.00%

Douglas B. Croxall                             35,400(5)             35.40%

David Pridham                                   2,179(6)              2.17%

All Officer and Directors as a                 82,617                67.94%
group (six persons)


         (1) Beneficial ownership is determined in accordance with the applicable rules under the Exchange Act. In computing the number of shares beneficially owned by an executive officer or a director and the percentage ownership of that person, shares of the Company's Common Stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days from December 31, 2005, are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. For purposes of determining the individual beneficial ownership percentage, each percentage was calculated based on the Company's Common Stock outstanding at December 31, 2005 (100,440 shares) adjusted in the case of each executive officer and director by the of stock options held by that individual and which are exercisable within 60 days of December 31, 2005.

         (2) Includes options to purchase 21,572 shares of Common Stock granted to AFGVII, of which Mr. Spangenberg and Mr. Croxall are principals and owners. Mr. Spangenberg and Mr. Croxall each disclaim beneficial ownership of such shares.

         (3) Includes 44 shares of Common Stock which NMPP has the right to acquire upon request.

         (4) Includes 60,000 shares of Common Stock held indirectly through Mr. Spangenberg's ownership interest in Acclaim Financial Group Ventures II, LLC and NMPP, Inc. Mr. Spangenberg disclaims beneficial ownership of such shares. Excludes the options to purchase 21,572 shares of Common Stock held by Acclaim Financial Group ventures II, LLC.

         (5) Includes 60,000 shares of Common Stock held indirectly through Mr. Croxall's ownership interest in Acclaim Financial Group Ventures II, LLC. Mr. Croxall disclaims beneficial ownership of such shares. Excludes the options to purchase 21,572 shares of Common Stock.

         (6) Shares held of record by PacStar, Inc. of which David Pridham is the owner and principal.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Erich Spangenberg CEO, Treasurer and Secretary and Chairman of the Board, and Douglas B. Croxall, Director, are principals of AFGVII. In July 2003, the Company and AFGVII entered into the DIP Facility. See Item I, Part 1 "BUSINESS--Bankruptcy Proceedings" above. Eric Spangenberg is also a principal of NMPP which was a secured creditor of the Company and which purchased from ISC the right to acquire 44 shares (after giving effect to the reverse stock splits effectuated May 2, 2005 and March 10, 2006) of Common Stock.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this Annual Report.


Exhibit
Number        Description
-------       -----------
3.1           Amended and Restated Articles of Incorporation*

3.2           Bylaws of the Company (as amended) (1)

4.1           Specimen of Common Stock of the Company (1)

10.1 Credit Agreement between the Company and Acclaim Financial Group Ventures II, LLC dated July 15, 2003. (1)

10.2 Settlement Agreement dated March 25, 2004 between the Company and Let's Go Shopping, Inc., James McCreary and James B. Babo. (2)

10.3          Employment Agreement with Erich Spangenberg. (3)

10.4          Employment Agreement with William P. Stelt dated February 1,
              2005. (3)

21.1          List of Subsidiaries *

31.1 Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) *

31.2 Certification of Principal Accounting Officer Pursuant to Rule 13a-14(a)/15d-14(a) *

32.1          Section 1350 Certification *
---------------------------
*        Filed herewith.

(1) Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed on April 1, 2002.

(2) Filed with the Commission and incorporate by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 and filed on April 15, 2005.

(3) Filed with the Commission and incorporate by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 and filed on April 20, 2005.

(b)     REPORTS ON FORM 8-K.

         Current Report on Form 8-K filed on October 28, 2005.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Audit Fees

         The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of its annual financial statements, review of its financial statements included in its quarterly reports and other fees that are normally provided by the Company's accountant in connection with its audits during the fiscal years ended December 31, 2005 and 2004 were $58,555 and $33,000 respectively.

         Audit Related Fees

         The Company did not pay any fees for assurance and related services by the Company's principal accountant, other than amounts previously reported in this Item 14 for the fiscal years ended December 31, 2005 and 2004.

         Tax Fees

         The Company did not pay its principal accountant for any professional services related to tax compliance, tax advices and tax planning for the fiscal years ended December 31, 2005 and 2004.

         All Other Fees

         During the fiscal year ended December 31, 2005, and 2004, the Company's principal accountant did not provide any other services and accordingly did not bill the Company any other fees for the fiscal years ended December 31, 2005 and 2004, except as provided above.

         Audit Committee

         The Company's directors serve as its audit committee and, other than the tax related fees, have approved all of the above amounts billed to the Company prior to incurring the expenses associated therewith.

                            AFG ENTERPRISES USA, INC.

                     (Formerly In Store Media Systems, Inc.)

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

    FOR THE YEAR ENDED DECEMBER 31, 2005 AND THE PERIOD FROM INCEPTION (FEBRUARY
     1, 2005) TO DECEMBER 31, 2005 (SUCCESSOR COMPANY), THE PERIOD JANUARY 1 TO JANUARY 31, 2005 AND THE YEAR ENDED DECEMBER 31, 2004 (PREDECESSOR COMPANY)

                                      WITH

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                            AFG ENTERPRISES USA, INC.


                          INDEX TO FINANCIAL STATEMENTS



AUDITED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2004, THE ONE MONTH ENDED JANUARY 31, 2005, THE ELEVEN MONTHS ENDED
DECEMBER 31, 2005 AND THE PERIOD FROM INCEPTION (FEBRUARY 1, 2005) UNTIL DECEMBER 31, 2005.

Report of Independent Registered Public Accounting Firm                      F-3

Balance Sheet as of December 31, 2005                                        F-4

Statement of Operations for the Year Ended December 31, 2004, the
One Month Ended January 31, 2005, the Eleven Months Ended December
31, 2005 and for the Period from Inception (February 1, 2005)
Through December 31, 2005                                                    F-6

Statement of Changes in Stockholders' Deficit For the Period from
December 31, 2004 Through December 31, 2005                                  F-7

Statement of Cash Flows For the Year Ended December 31, 2004, the
One Month Ended January 31, 2005, the Eleven Months Ended December 31,
2005 and for the Period from Inception (February 1, 2005) Through
December 31, 2005                                                            F-8

Notes to Financial Statements                                                F-9

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors
AFG Enterprises USA, Inc.
Palm Desert, CA

We have audited the accompanying balance sheet of AFG Enterprises USA (a Development Stage Company), Inc. as of December 31, 2005, and the related statements of operations, changes in stockholders' deficit and cash flows for the period from inception (February 1, 2005) to December 31, 2005 (Successor Company), the period from January 1, 2005 through January 31, 2005 (Predecessor Company), and the year ended December 31, 2004 (Predecessor Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFG Enterprises USA, Inc. as of December 31, 2005 and the results of its operations and its cash flows for the period from inception (February 1, 2005) to December 31, 2005, the period from January 1 to January 31, 2005 and the year ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations amounting to $304,024, $5,162 and $223,805 respectively for the periods from inception (February 1, 2005) through December 31, 2005 (Successor Company), January 1, 2005 through January 31, 2005 and the year ended December 31, 2004 (Predecessor Company) and stockholders' deficit of $299,019, $2,120,653 and $2,115,491 as of December 31, 2005 (Successor Company), January 31, 2005 (Predecessor Company), and December 31, 2004 (Predecessor Company), respectively. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN

Los Angeles, California
March 8, 2006 except for Note 9,
  for which the date is March 10, 2006

                            AFG ENTERPRISES USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                               December 31, 2005


                                 ASSETS
                                 ------
                                                            Successor
                                                             Company
                                                              2005
                                                              ----
Current assets:
   Cash and cash equivalents                                $     300
   Other current assets                                         3,471
                                                            ---------
    Total current assets                                        3,771
                                                            ---------
                                                            $   3,771
                                                            =========



   The accompanying notes are an integral part of these financial statements.

                            AFG ENTERPRISES USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                               December 31, 2005


                 LIABILITIES AND STOCKHOLDERS' DEFICIT
                 -------------------------------------
                                                                    Successor
                                                                     Company
                                                                       2005
                                                                       ----
Liabilities
-----------
Current liabilities:
   Accounts payable                                                $     6,346
   Interest payable                                                     13,074
   Unclaimed class 4 obligations                                         2,370
   Notes payable-related party                                         281,000
                                                                   -----------
    Total current liabilities                                          302,790

Commitments and contingencies

Stockholders' deficit:
   Common stock, $.001 par value; 300,000,000 shares
    authorized, 100,440 issued                                             100
   Additional paid in capital                                            4,904
   Deficit accumulated during the development stage                   (304,024)
                                                                   -----------
    Total stockholders' deficit                                       (299,019)
                                                                   -----------
                                                                   $     3,771
                                                                   ===========



   The accompanying notes are an integral part of these financial statements.

                            AFG ENTERPRISES USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

For the Year Ended December 31, 2004, the One Month Ended January 31, 2005, the
    Eleven Months Ended 12/31/2005 and for the Period from February 1, 2005
                      (inception) through December 31, 2005


                                                     Predecessor     Predecessor        Successor         Cumulative
                                                       Company         Company           Company         amounts from
                                                                      One Month       Eleven Months       02/01/2005
                                                                                                          (inception)
                                                                                                            through
                                                         2004        Ended 1/31/05    Ended 12/31/05      12/31/2005
                                                         ----        -------------    --------------     ------------
Revenues:
   Coupon handling fees and other                     $       --               --       $        --        $       --

Costs and expenses:
   General and administrative                            125,420            1,860           276,271           276,271
                                                      ----------       ----------       -----------        ----------

     Total costs and expenses                            125,420            1,860           276,271           276,271
                                                      ----------       ----------       -----------        ----------

     Operating loss                                     (125,420)          (1,860)         (276,271)         (276,271)

Other income (expense):
   Litigation settlement                                  60,000               --                --                --
   Interest expense                                     (115,762)          (2,261)          (15,335)          (15,335)
                                                      ----------       ----------       -----------        ----------

     Total other income (expense)                        (55,762)          (2,261)          (15,335)          (15,335)
                                                      ----------       ----------       -----------        ----------

     Loss before reorganization items                   (181,182)          (4,121)         (291,606)         (291,606)

   Reorganization expense                                (42,623)          (1,041)          (12,418)          (12,418)
                                                      ----------       ----------       -----------        ----------

Net loss                                                (223,805)          (5,162)         (304,024)         (304,024)

Preferred stock dividends                                     --               --                --                 --
                                                      ----------       ----------       -----------        ----------

Net loss applicable to common
   stockholders                                       $ (223,805)        $ (5,162)      $  (304,024)       $ (304,024)
                                                      ==========       ==========       ===========        ==========

Basic and diluted net loss per common
   share                                                       *                *       $     (3.03)       $    (3.03)
                                                      ==========       ==========       ===========        ==========

Weighted average common shares
   outstanding                                        78,800,000       78,800,000           100,440           100,440
                                                      ==========       ==========       ===========        ==========

* Less than ($0.01) per share


   The accompanying notes are an integral part of these financial statements.

                            AFG ENTERPRISES USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)


        For the Period from December 31, 2004 through December 31, 2005

                               Preferred stock       Common stock                Additional
                              -----------------   --------------------             paid-in
                              Shares   Amount        Shares       Amount           capital
                              -----------------   -------------  ---------      -------------
Balance, December 31, 2004         2   $ 500,000    88,126,148   $ 88,126       $ 21,567,220

  Predecessor Company net
    loss for the one month
    ended January 31, 2005

  Reorganization entries
    required under fresh
    start accounting              (2)  $(500,000)  (83,126,148)  $(83,126)      $(21,567,220)

Balance, January 31, 2005         --   $      --     5,000,000   $  5,000                 --
                              -------  ---------   ------------  --------       -------------

  Issuance of additional
    shares as part of
    reorganization                                       4,772   $      5
  Impact of 50 to 1 reverse
    stock split*                                    (4,904,332)    (4,904)             4,904
  Successor Company net
    loss for the eleven
    months February 1
    through 12/31/2005

Balance, December 31, 2005        --          --       100,440   $    100       $      4,904
                              =======  =========   ============  ========       =============

                                                                  Deficit
                                                                accumulated
                                                                during the
                                   Stock          Treasury      development
                                subscriptions       stock         stage            Total
                                -------------     --------     ------------     ------------
Balance, December 31, 2004        $ 150,000      $(563,750)    $(23,857,087)    $ (2,115,491)

  Predecessor Company net
    loss for the one month
    ended January 31, 2005                                     $     (5,162)    $     (5,162)

  Reorganization entries
    required under fresh
    start accounting             $(150,000)      $ 563,750     $ 23,862,249     $  2,125,653

Balance, January 31, 2005               --              --               --            5,000
                                ----------       ---------     ------------     ------------

  Issuance of additional
    shares as part of
    reorganization                                                              $          5
  Impact of 50 to 1 reverse
    stock split*
  Successor Company net                                                  --               --
    loss for the eleven
    months February 1
    through 12/31/2005                                         $   (304,024)    $   (304,024)

Balance, December 31, 2005       $      --       $    --       $   (304,024)    $   (299,019)
                                ==========       =========     ============     ============

* Reflects 50 to 1 reverse stock split which occurred on March 10, 2006.

   The accompanying notes are an integral part of these financial statements.

                            AFG ENTERPRISES USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

            For the Year Ended December 31, 2004, the One Month Ended January 31, 2005, the Eleven Months ended December 31, 2005 and for the Period from February 1, 2005 (inception) through December 31, 2005

                                                        Predecessor     Predecessor       Successor       Successor
                                                          Company         Company          Compnay         Company
                                                                         One Month      Eleven Months     Cumulative
                                                                                                           amounts
                                                                                                             from
                                                           2004        Ended 1/31/05   Ended 12/31/05     inception
                                                           ----        -------------   --------------     ---------
Cash flows from operating activities:
   Net loss                                             $ (223,805)     $   (5,162)      $  (304,024)    $ (304,024)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation, amortization and impairment              88,191              --            40,572         40,572
     Amortization of debt issuance costs                    86,667              --                --             --
     Changes in assets and liabilities:
      Other assets                                         (51,375)         14,342            34,142         34,142
      Accounts payable                                       3,476         (26,219)            4,842          4,842
      Interest payable                                      29,095           2,261            13,074         13,074
      Other                                                 48,451        (125,161)          (74,424)       (74,424)
                                                        ----------      -----------      -----------     ----------

     Total adjustments                                     204,505        (134,777)           18,206         18,206
                                                        ----------      -----------      -----------     ----------

     Net cash used in operations                           (19,300)       (139,939)         (285,818)      (285,818)

Cash flows from financing activities:
   Proceeds from notes payable                              20,000         138,248           281,000        281,000
                                                        ----------      ----------       -----------     ----------

     Net cash provided by financing activities              20,000         138,248           281,000        281,000
                                                        ----------      ----------       -----------     ----------

Net increase (decrease) in cash                                700          (1,691)           (4,818)        (4,818)

Cash and cash equivalents at beginning of period             6,109           6,809             5,118          5,118
                                                        ----------      ----------       -----------     ----------

Cash and cash equivalents at end of period              $   6,809       $    5,118       $       300     $      300
                                                        ==========      ==========       ===========     ==========

During the year ended December 31, 2005 the Company recorded the non cash settlement of the accounts payable and accrued liabilitities in the amount $1,557,931 as part of the plan or reorganization



   The accompanying notes are an integral part of these financial statements.

                            AFG ENTERPRISES USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2005


1.   Organization and summary of significant accounting policies:

     Organization:

     AFG Enterprises USA, Inc. (formerly In Store Media Systems, Inc.), a Nevada corporation, was organized to develop a system for distributing and electronically clearing coupons. The Company is considered to be a development stage enterprise as more fully defined in Statement No. 7 of the Financial Accounting Standards Board. Activities from inception include research and development activities, seeking patents, as well as fund raising.

     The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" and on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Restructuring Proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, is highly uncertain. While operating as a debtor-in-possession ("DIP") under the protection of Chapter 11 of the Bankruptcy Code, and subject to approval of the Bankruptcy Court, or otherwise as permitted in the ordinary course of business, the Debtor, may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical financial statements. (See Note 9-"Subsequent Events")

     Plan of Reorganization

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

              Effects of Plan. As a result of the confirmation and implementation of the Plan, the following have occurred:

               Transfer of Assets. All assets of the Company owned pre-petition or acquired during the Restructuring Proceedings were transferred to the reorganized Company free and clear of all liens, claims and interests of all creditors and interested parties. The reorganized Company is not liable for repayment of any claims except as set forth in the Plan. All other debts and liabilities were discharged.

               Name Change. The reorganized Company has changed its name from "In Store Media Systems, Inc."

                            AFG ENTERPRISES USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2005

1.   Organization and summary of significant accounting policies (continued):

     to "AFG Enterprises USA, Inc."

     Change in Capital Structure. All of the outstanding shares of capital stock were reverse split into an aggregate of 10,000 shares of Common Stock of the reorganized Company. Upon implementation of the Plan, the Company had 100,440 shares of Common Stock, and no shares of preferred stock issued and outstanding. No options, warrants or other rights to acquire capital stock remain outstanding, other than the options to purchase 21,572 shares of Common Stock held by AFGVII at various prices, ranging from $0.05 to $1.50.

     As a result of direct ownership or indirectly through affiliated companies, AFGVII controls approximately 63.1% of the stock in the reorganized Company.

     Executory Contracts Rejected. All executory contracts, including all pre-petition royalty agreements, have been rejected. The Company has assumed and continued certain agreements with vendors or suppliers.

     Basis of presentation and management's plans:

     Through January 31, 2005, the Company was operating its business as a DIP (the "Debtor") subject to the provisions of the Bankruptcy Code. The appropriateness of using the going concern basis for the Company's financial statements is dependent upon, among other things: (i) the Company's ability to comply with the terms of the DIP credit facility which was approved by the Court on July 15, 2003 (the "DIP Facility") and provided to the Company by Acclaim Financial Group Venture II, LLC ("AFGVII") and any cash management order entered by the Bankruptcy Court in connection with the Restructuring Proceedings; (ii) the ability of the Company to maintain adequate cash on hand to fund its operations; (iii) the ability of the Company to generate cash from operations or the sale of assets; (iv) confirmation of a plan of reorganization under the Bankruptcy Code; and (vi) the Company's ability to achieve profitability following such confirmation. (See Note 9-"Subsequent Events")

     The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

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

                            AFG ENTERPRISES USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2005


1.   Organization and summary of significant accounting policies (continued):

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

                            AFG ENTERPRISES USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2005


1.   Organization and summary of significant accounting policies (continued):

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

     SFAS No. 152

     In December 2004, the FASB issued SFAS No. 152,"Accounting for Real Estate Time-Sharing Transactions". The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2,"Accounting for Real Estate Time-Sharing Transactions". SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66,"Accounting for Sales of Real Estate", for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

                            AFG ENTERPRISES USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2005


1.   Organization and summary of significant accounting policies (continued):

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

     SFAS 154

     In May 2005, the FASB issued Statement of Financial Accounting Standards
     (SFAS) No. 154, "Accounting Changes and Error Corrections", an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". Though SFAS No. 154 carries forward the guidance in APB No.20 and SFAS No.3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company will implement SFAS No. 154 in its fiscal year beginning November 1, 2006. We are currently evaluating the impact of this new standard, but believe that it will not have a material impact upon the Company's financial position, results of operations or cash flows.

     SFAS 155

     In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company's financial position,

                            AFG ENTERPRISES USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2005


1.   Organization and summary of significant accounting policies (continued):

     results of operations or cash flows.

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

     SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

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

                            AFG ENTERPRISES USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2005


2. Notes payable (continued):

     On July 15, 2003, the Company took appropriate corporate action to cause two representatives of AFGVII to be appointed to the Company's Board of Directors (which now consists of three members) and an individual designated by AFGVII assumed the role of Chairman, CEO, Secretary and Treasurer of the Company.

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

     Notes payable-related party at December 31, 2005 consisted of the following:

                                                                        2005
                                                                        ----
           7%, secured loan from Acclaim Financial Group Ventures II   281,000
                                                                      --------
                                                                      $281,000
                                                                      ========

3.   Income taxes

      At December 31, 2005, the Company has a net operating tax loss carryforward of approximately $17,237,400, and unused tax credits of $270,000. Differences between the book and tax net operating loss carryforward consists primarily of the treatment of start up costs. The loss carryforward has been reduced to the extent of debt discharged as a result of the approved plan of reorganization. The utilization of net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code section 382 and similar state provisions. The net operating tax loss carryforward expires as follows:

                        2012                    1,945,700
                        2018                      520,000
                        2019                    1,624,300
                        2020                      484,200
                        2021                    4,926,400
                        2022                    3,379,100
                        2023                    1,428,100
                        2024                    1,422,100
                        2025                    1,507,500

                                             $ 17,237,400
                                             ============

                            AFG ENTERPRISES USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2005


3.   Income Taxes (cont.):

     At December 31, 2005, total deferred tax assets and valuation allowance are as follows:

                                                                        2005
                                                                        ----

                Deferred tax assets resulting from:
                  Net operating loss carryforwards                  $ 6,429,550
                  Research and development tax credits                  270,000
                                                                    -----------

                  Total                                               6,699,550
                  Less valuation allowance                           (6,699,550)
                                                                    -----------

                                                                    $        --
                                                                    ===========


     A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.


4.   Stockholders' equity

     Stock warrants:

     The following is a summary of stock warrant activity:

                                                Exercise         Number of
                                                  price            shares
                                                  -----            ------

        Balance at December 31, 2004                             3,150,000
                                                                 =========

        Exercisable at December 31, 2004          $2.00          3,150,000
                                                                 =========

        Discharged in reorganization              $2.00         (3,150,000)
                                                                 =========

        Balance at December 31, 2005                                    --
                                                                 =========

                            AFG ENTERPRISES USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2005


     Stock options:

     The following is a summary of stock option activity:

                                                                                 Weighted
                                                                                  average
                                                               Option price      exercise    Number of
                                                                 per share         price       shares
                                                              ---------------   ----------  -----------
      Balance December 31, 2004                               $0.001 to $1.50      $0.03     20,182,809

      Options exercisable at December 31, 2004                $0.001 to $0.36      $0.03     20,182,809
                                                              ===============                ==========

      Granted                                                 $            --      $  --             --
      Exercised                                               $            --      $  --             --
      Effect of reverse stock split during the period         $            --      $  --    (18,204,249)
      Effect of reverse Stock Split March 10, 2006                                           (1,056,988)
      Forfeited - Discharged in Bankruptcy                    $0.30 to $.357       $0.31       (900,000)
                                                                                             ----------

      Balance December 31, 2005                               $0.05 to $1.50       $0.76         21,572
                                                                                             ==========

      Options exercisable at December 31, 2005                $0.05 to $1.50       $0.76         21,572
                                                              ===============                ==========

                            AFG ENTERPRISES USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2005


4.   Stockholders' equity (continued):

     The following is additional information with respect to those options and warrants outstanding at December 31, 2005:

                                        Weighted
                                         average
                                        remaining        Weighted
                                       contractual        average             Number of
                  Price per share     life in years    exercise price           shares
                  ----------------    -------------    --------------        -----------
 Options               $0.05               2.58             $0.05                  5,005
                       $0.50               2.58             $0.50                  5,255
                       $1.00               2.58             $1.00                  5,518
                       $1.50               2.58             $1.50                  5,795
                                                                             -----------
                                                                                  21,572
                                                                             ===========

 Warrants              $0.00                0               $0.00                     --
                                                                             ===========


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no grants in 2005.

5.   Basic and diluted warrants net loss per share

     Basic net loss per share is based on the weighted average number of shares outstanding during the periods. Shares issued for nominal consideration are considered outstanding since inception. Diluted loss per share has not been presented as exercise of the outstanding stock options and warrants would have an anti-dilutive effect.

6.   Commitments and contingencies

     As a result of the Restructuring Proceedings, the Company has no lease commitments.

7.   Financial instruments

     The carrying values of cash, advances and note receivable-shareholder, accounts payable and notes payable (excluding the convertible notes payable and related accrued interest) approximated fair value due to the short-term maturities of these instruments.

                            AFG ENTERPRISES USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 and 2005


8.   Reorganization expense

     The Company has recorded certain legal expenses as reorganization expenses under its Chapter 11 bankruptcy filing. Such treatment is consistent with Statement of Position 90-7 as issued by the Accounting Standards Executive Committee in November 1990.

9.   Subsequent events

     Reverse Stock Split. On January 20, 2006, the Company filed with the Securities and Exchange Commission and mailed to shareholders an Information Statement on Form 14C disclosing that a majority of the shareholders, by written consent had approved Amended and Restated Articles of Incorporation. Such written consent became effective on February 9, 2006. The Amended and Restated Articles of Incorporation implemented a one for fifty (1:50) reverse stock split pursuant to which each 50 shares of Common Stock were combined and converted into one share, with fractional shares being rounded up to the next whole number of shares. This reverse split has been reflected in the 2005 financial statements.

     On March 1, 2006, Messrs. Spangenberg and Pridham resigned as directors of the Company.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: March 14, 2006                       AFG ENTERPRISES USA, INC.
                                                     (Registrant)


                                               By: /s/ Douglas B. Croxall
                                                   -----------------------------
                                                   Douglas B. Croxall, CEO and
                                                   Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                            AFG ENTERPRISES USA, INC.




Date:    March 14, 2006                         /s/ Douglas B. Croxall
                                               ---------------------------------
                                               Douglas B. Croxall, Director