Form 10QSB
period 2006-03-31
AFG Enterprises USA, Inc.
filed 2006-05-19
CIK 1012316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                        Commission file number: 000-28515

                            AFG ENTERPRISES USA, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Nevada                                   84-1249735
--------------------------------------------------------------------------------
      (State or other jurisdiction of                   (IRS Employer
       incorporation or organization)               Identification Number)

                       181 Wells Avenue, Newton, MA 02459
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (617) 928-6001
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                   73-595 El Paseo Blvd, Palm Desert, CA 92260
                 Fiscal year changed from December 31 to June 30
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

                           --------------------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No
|_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) after distribution of securities under a plan confirmed by a court: Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of May 15, 2006 is 5,100,441 shares.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                            AFG ENTERPRISES USA, INC.
                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet - at March 31, 2006 (unaudited)                  4

Consolidated Statement of Operations - for the Three Months Ended
March 31, 2005 and 2006 (unaudited)                                         6

Consolidated Statement of Operations - for the Nine Months Ended March
31, 2005 and 2006 (unaudited)                                               7

Consolidated Statement of Changes in Stockholders' Equity - for the
Nine Months Ended March 31, 2006 (unaudited)                                8

Consolidated Statement of Cash Flows - for the Nine Months Ended March
31, 2005 and 2006 (unaudited)                                               9

Notes to Unaudited Consolidated Financial Statements                       10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATONS                                                   17

ITEM 3. CONTROLS AND PROCEDURES                                            24

PART II. OTHER INFORMATION                                                 25

ITEM 1. LEGAL PROCEEDINGS                                                  25

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS        26

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                    27

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                27

ITEM 5. OTHER INFORMATION                                                  27

ITEM 6. EXHIBITS                                                           27

                       AFG ENTERPRISES USA, INC.
                      CONSOLIDATED BALANCE SHEET
                            March 31, 2006
                              (Unaudited)

                                ASSETS

Current assets
    Cash and cash equivalents                                       $ 2,398,615
    Restricted cash                                                  47,500,000
    Accounts receivable, net of allowance for doubtful
      accounts of $10,000                                               349,082
    Debt issuance costs                                               3,079,917
    Other current assets                                                179,042
                                                                    -----------

        Total current assets                                         53,506,656

Property and equipment, net                                             204,854
Goodwill                                                              4,772,413
Deposits                                                                 12,140
                                                                    -----------

              Total assets                                          $58,496,063
                                                                    ===========

         The accompanying notes are an integral part of these consolidated financial statements.

                            AFG ENTERPRISES USA, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2006
                                   (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current portion of long-term debt net of discount of $329,750    52,420,250
    Accounts payable                                                    116,851
    Accrued liabilities                                               2,118,303
    Deferred revenue                                                  1,507,190
                                                                   ------------

        Total current liabilities                                    56,162,594

Commitments and contingencies

Stockholders' equity
    AFG Enterprises USA, Inc. common stock, $0.001 par value
      Authorized - 300,000,000 shares
      Issued and outstanding - 5,100,441 shares                           5,100
    Additional paid-in capital                                        2,182,237
    Retained earnings                                                   697,423
    Deferred compensation                                              (551,291)
                                                                   ------------

           Total stockholders' equity                                 2,333,469
                                                                   ------------

              Total liabilities and stockholders' equity           $ 58,496,063
                                                                   ============

         The accompanying notes are an integral part of these consolidated financial statements.

                            AFG ENTERPRISES USA, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                  Three Months     Three Months
                                                  Ended March      Ended March
                                                    31, 2005         31, 2006
                                                  -------------    -------------

                                                       2005             2006
                                                  -------------    -------------
Revenues
        ON Demand Revenues                        $          --    $     108,262
        Enterprise Revenues                           1,075,096          989,250
                                                  -------------    -------------
        Total Revenues                                1,075,096        1,097,512

Cost of goods sold
         ON Demand costs                                     --           51,350
         Enterprises costs                              413,975          368,846
                                                  -------------    -------------
        Total cost of goods                             413,975          420,196
                                                  -------------    -------------

Gross profit                                            661,121          677,316

Operating expenses
        Sales, general and administrative               441,441          865,411
        Research and development                        406,706          445,715
        Restructuring and other special charges         127,952          (20,787)
                                                  -------------    -------------

                     Total operating expenses           976,099        1,290,339
                                                  -------------    -------------

Loss from operations                                   (314,978)        (613,023)

Other income (expense), net
Interest (expense)                                      (87,500)        (275,272)
Other income (expense)                                    8,478          (14,862)
                                                  -------------    -------------
Total other income (expense), net                       (79,022)        (290,134)
                                                  -------------    -------------

Net loss before discontinued operations                (394,000)        (903,157)
                                                  -------------    -------------

         Loss from discontinued operations                   --         (146,548)
                                                  -------------    -------------

Net Loss                                          $    (394,000)   $  (1,049,705)
                                                  =============    =============

         The accompanying notes are an integral part of these consolidated financial statements.

                            AFG ENTERPRISES USA, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                   Nine Months      Nine Months
                                                   Ended March      Ended March
                                                    31, 2005         31, 2006
                                                  -------------    -------------
Revenues                                               2005             2006
                                                  -------------    -------------
        ON Demand revenues                        $          --    $     190,501
        Enterprise revenues                           7,115,639        2,744,810
                                                  -------------    -------------
        Total revenues                                7,115,639        2,935,311

Cost of goods sold
         ON Demand costs                                     --          234,703
         Enterprises costs                            1,453,409        1,157,185
                                                  -------------    -------------
         Total cost of goods sold                     1,453,409        1,391,888
                                                  -------------    -------------

Gross profit                                          5,662,230        1,543,423

Operating expenses
        Sales, general and administrative             1,598,027        1,815,042
        Research and development                      1,372,319        1,341,813
        Restructuring and other special charges       3,608,062          (16,170)
        Settlement of claim                            (646,863)      (1,712,500)
                                                  -------------    -------------

                     Total operating expenses         5,931,545        1,428,185
                                                  -------------    -------------

Income/(loss) from operations                          (269,315)         115,238

Other income (expense), net
Interest (expense)                                     (260,234)        (581,497)
Other income (expense)                                 (248,679)         (45,055)
                                                  -------------    -------------
Total other income (expense), net                      (508,913)        (626,552)
                                                  -------------    -------------

Net loss before discontinued operations                (778,228)        (511,314)
                                                  -------------    -------------

         Loss from discontinued operations             (440,486)        (763,252)

Net Loss                                          $  (1,218,714)   $  (1,274,566)
                                                  =============    =============

         The accompanying notes are an integral part of these consolidated financial statements.

                            AFG ENTERPRISES USA, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    For the Nine Months Ended March 31, 2006
                                   (Unaudited)

                                                                               AFG Enterprises
                                                       Firepond, Inc.              USA, Inc.
                                                        Common Stock             Common Stock
                                                  -----------------------   -------------------

                                                                  $0.01                  $0.001   Additional
                                                                   Par                    Par        Paid         Retained
                                                    Shares        Value      Shares      Value    In Capital      Earnings
                                                  -----------   ---------   ---------   -------   -----------    -----------

Balance, June 30, 2005                             99,001,000   $ 990,010                         $(1,985,000)   $ 1,971,989

  FP Technology - Common Stock                                              2,016,124     2,016        47,984

  FP Technology - Additional Paid in Capital                                                          (50,000)

  Issuance of convertible debt with warrants                                                          510,000

  Issuance of convertible debt with warrants                                                          160,000

  Issuance of additional shares to 100%
    owner                                                                     161,290       161          (161)

  Existing AFG Enterprises equity at time
    of reverse merger                                                       1,108,502     1,108       (23,123)

  Issuance of common stock awards to
    directors and officers                                                  1,814,525     1,815       562,527

  Issuance of warrants in connection with
    debt financing                                                                                  1,970,000

  Net loss for the nine months ended
    March 31, 2006                                                                                                (1,274,566)

  Reclassification of Firepond equity as a
    result of Trust created to assume all prior
    liabilities                                   (99,001,000)   (990,010)         --        --       990,010             --
                                                  -----------   ---------   ---------   -------   -----------    -----------

Balance, March 31, 2006                                    --   $      --   5,100,441   $ 5,100   $ 2,182,237    $   697,423
                                                  ===========   =========   =========   =======   ===========    ===========
                                                                    Accumulated
                                                                       Other       Stockholders'    Comprehensive
                                                    Deferred       Comprehensive      Equity            Income
                                                  Compensation     Income (Loss)     (Deficit)          (Loss)
                                                  ------------    -------------   -------------    -------------

Balance, June 30, 2005                            $         --    $    (680,778)  $     296,221    $   1,291,211

  FP Technology - Common Stock                                                           50,000

  FP Technology - Additional Paid in Capital                                            (50,000)

  Issuance of convertible debt with warrants                                            510,000

  Issuance of convertible debt with warrants                                            160,000

  Issuance of additional shares to 100%
    owner                                                                                     0

  Existing AFG Enterprises equity at time
    of reverse merger                                                                   (22,015)

  Issuance of common stock awards to
    directors and officers                            (564,342)

  Issuance of warrants in connection with
    debt financing                                                                    1,970,000

  Net loss for the nine months ended
    March 31, 2006                                      13,051          680,778        (580,737)        (593,788)

  Reclassification of Firepond equity as a
    result of Trust created to assume all prior
    liabilities                                             --               --              --               --
                                                  ------------    -------------   -------------    -------------

Balance, March 31, 2006                           $   (551,291)   $          --   $   2,333,469    $     697,423
                                                  ============    =============   =============    =============

         The accompanying notes are an integral part of these consolidated financial statements.

                            AFG ENTERPRISES USA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                For the Nine Months Ended March 31, 2005 and 2006
                                   (Unaudited)


                                                                                             2005             2006
      Cash flows from operating activities
            Net loss                                                                     $(1,218,714)   $ (1,274,566)
            Adjustments to reconcile net loss to net cash used in operating activities
                 Settlement of claim                                                        (646,863)     (1,712,500)
                 Depreciation and amortization                                               330,877         483,905
                 Loss from discontinued operations                                           152,481         669,845
            Changes in assets and liabilities
                 Accounts receivables                                                       (258,271)        199,874
                 Unbilled services                                                            80,980           2,748
                 Assets to be sold                                                           491,742         106,374
                 Other current assets                                                        266,947        (124,366)
                 Accounts payable                                                           (354,014)        (42,892)
                 Accrued liabilities                                                         (34,653)      1,101,787
                 Restructuring accrual                                                      (209,009)             --
                 Deferred revenue                                                           (565,925)        318,903
                                                                                         -----------    ------------

                      Net cash used in operating activities                               (1,964,422)       (270,888)
                                                                                         -----------    ------------

      Cash flows from investing activities
            Purchase of property and equipment                                               (74,459)        (15,761)
            Restricted cash                                                                       --     (47,500,000)
            Other assets                                                                      35,921          20,802
                                                                                         -----------    ------------

                      Net cash used in investing activities                                  (38,538)    (47,494,959)
                                                                                         -----------    ------------

      Cash flows from financing activities
            Borrowings from note payable                                                          --      52,500,000
            Debt issuance costs                                                                   --      (1,109,917)
            Payments on notes payable                                                     (1,600,000)     (1,250,000)
                                                                                         -----------    ------------

                      Net cash provided by (used in) financing activities                 (1,600,000)     50,140,083
                                                                                         -----------    ------------

                           Net (decrease) increase in cash and cash equivalents           (3,602,960)      2,374,236

      Cash and cash equivalents, on June 30, 2004 and 2005                                 3,939,534          24,379
                                                                                         -----------    ------------

      Cash and cash equivalents, on March 31, 2005 and 2006                              $   336,574    $  2,398,615
                                                                                         ===========    ============

      Supplemental cash flow information:

      Interest paid                                                                      $         -    $    167,667
                                                                                         ===========    ============

Non Cash Financing and Investing Activities:
      During the nine months ended March 31, 2006, the Company issued convertible notes and warrants and valued the conversion rights and the warrants at $670,000. The Company also issued warrants to noteholders and the underwriter valued at $1,970,000 for debt issuance costs.


         The accompanying notes are an integral part of these consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      EXPLANATORY NOTE

      On March 29, 2006, AFG Enterprises USA, Inc., a Nevada corporation (the "Company", "AFG", "we", "us" or "our"), entered into an Agreement and Plan of Merger by and among the Company, FP Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, and FP Technology Holdings, Inc., a Delaware corporation ("FP" or "FP Technology"), pursuant to which the Company agreed to acquire all of the issued and outstanding capital stock of FP (the "FP Acquisition"). The Company completed the acquisition of FP on the same date, and FP became a wholly-owned subsidiary of the Company. In connection with the FP Acquisition, the Company changed its fiscal year from December 31 to June 30.

      As a result of the merger, each share of common stock of FP outstanding immediately prior to the effective time of the merger (the "Effective Time") was converted into the right to receive shares of common stock of the Company at an exchange ratio of 0.4032248 share of the Company common stock for each share of FP common stock. The Company issued an aggregate of 3,991,939 shares of its common stock, par value $0.001 per share (the "Purchase Price") in exchange for all issued and outstanding shares of FP common stock. The issuance of such shares of common stock was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 promulgated thereunder.

      On September 13, 2005, Firepond, Inc. transferred most of its assets and liabilities to FP as part of a restructuring and new financing transaction, pursuant to which Trident Growth Fund, LLC provided $2.5 million in secured debt financing in September and November 2005 to FP. Before and after the described transaction, both Firepond, Inc. and FP were owned 100% by the same entity. For the period from July 1, 2004 through September 12, 2005, the financial statements presented herein are those of Firepond, Inc. For the period from September 13, 2005 through January 17, 2006 the financial statements presented herein are the combined financial statements of Firepond, Inc. and FP.

      On January 17, 2006, Firepond, Inc. was liquidated. On the same date, as part of the process of winding up and dissolving Firepond, Inc., a trust was created to liquidate the remaining assets of Firepond, Inc., enforce and pursue the causes of action of Firepond, Inc., provide for a reserve against the payment of any contingent liabilities, and distribute the net proceeds to its stockholder.

      Pursuant to FIN 46(R), the financial statements included herein present the consolidated financial statements of FP, AFG Enterprises USA, Inc. (commencing March 29, 2006) and the trust created to deal with post liquidation issues of Firepond, Inc.

1.    Basis of Presentation:

      The accompanying unaudited consolidated financial statements have been prepared by the Company. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of March 31, 2006, and the results of operations and cash flows for the periods ended March 31, 2005 and 2006. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited combined financial statements of Firepond, Inc. and FP Technology Holdings, Inc. included in the Form 8-K for the period ended June 30, 2005.

2.    Income taxes:

      No provision for income taxes is required at March 31, 2006 because in management's estimation, the Company will not recognize any taxable income through the fiscal year ended June 30, 2006.

3.    Notes Payable:

      CAP Financing

      On March 29, 2006, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with certain institutional investors (the "Buyers"), pursuant to which the Buyers agreed to purchase (i) the Company's Senior Secured Nonconvertible Notes due 2011 (the "Nonconvertible Notes") in an aggregate principal amount of $50,000,000, which Nonconvertible Notes may be exchanged for Senior Secured Convertible Notes due 2011 (the "Convertible Notes", and together with the Nonconvertible Notes, the "Notes") or redeemed, and which Convertible Notes are convertible into shares of the Company's common stock (the "Conversion Shares"); and (ii) warrants (the "Warrants") to acquire up to that number of shares of the Company's common stock set forth opposite each Buyer's name in the Schedule of Buyers attached to the Purchase Agreement (the "Warrant Shares"), exercisable from the Threshold Acquisition Date (as such term is defined in the Indenture, described below) until March 29, 2011 at an exercise price equal to the lower of $8.00 and 125% of the per share price of the Company's common stock to be sold in a new private placement transaction which the Company intends to complete within six months. The purchase and sale of the Notes and Warrants was consummated on March 29, 2006 (the "CAP Financing").

      On March 29, 2006, the Company also entered into a Registration Rights Agreement with the Buyers in the CAP Financing, whereby the Company agreed to provide certain registration rights in respect of the Conversion Shares and the Warrant Shares under the Securities Act of 1933 and the rules and regulations promulgated thereunder, and applicable state securities laws.

      Pursuant to the terms of an Indenture dated March 29, 2006 (the "Indenture") executed by the Company, as Issuer, and The Bank of New York, as Trustee (in such capacity, the "Trustee"), the Company issued the Nonconvertible Notes to the Buyers. Under the terms of the Indenture and the Escrow Agreement dated March 29, 2006 (the "Escrow Agreement") between the Company and the Trustee, ninety-five percent of the proceeds of the Nonconvertible Notes were paid into an interest-bearing account (the "Escrow Account") maintained by the Trustee for the benefit of the holders of the Nonconvertible Notes (the "Nonconvertible Holders").

      While any Nonconvertible Notes are outstanding, the Company may propose to consummate a business combination transaction in which the Company will acquire by merger, securities purchase, asset purchase or otherwise, a majority of the assets or equity of another entity for a purchase price of at least $15,000,000, and each Nonconvertible Holders may vote to approve such transaction. A pro rata amount of the principal amount of the Nonconvertible Notes of each Nonconvertible Holder voting in favor of such business combination transaction will be exchanged for Convertible Notes, and an amount equal to the total principal amount of such exchanged Nonconvertible Notes will be released from the Escrow Account and used to consummate such business combination transaction.

      The indebtedness evidenced by the Notes is senior secured indebtedness of the Company, and ranks superior to the Company's unsecured and subordinated indebtedness. As security for the Company's obligations under the Indenture, the Company and FP Technology Holdings, Inc., a Delaware corporation and wholly owned subsidiary of the Company ("FPT"), have each executed (i) a Security Agreement dated March 29, 2006 (the "Security Agreement"), pursuant to which the Company and FPT granted a security interest in all assets of the Company and FPT in favor of the Trustee, in its capacity as collateral agent for the Nonconvertible Holders and the holders of the Convertible Notes under the Indenture (in such capacity, the "Collateral Agent"), and (ii) a Pledge Agreement dated March 29, 2006, pursuant to which the Company pledged its interest in FPT in favor of the Collateral Agent. FPT has executed a separate Guaranty dated March 29, 2006 in favor of the Collateral Agent.

      Terms of the Notes

      The  following  are  certain  additional   material  terms  of  the  Notes
      (capitalized terms used but not defined in this discussion have the meanings ascribed to such terms in the Indenture):

      Interest Rate:

            Interest on the Notes accrues at a rate equal to the greater of (A) 4.51% and (B) the three month U.S. Treasury Rate (as reported on Bloomberg). The applicable Interest Rate will be determined for each quarterly interest period on the first Trading Day of such period. Interest on the Notes will accrue from the most recent date to which interest has been paid, or if no interest has been paid, from March 29 2006, until the Principal Amount is paid or duly made available for payment.

      Redemption Right of the Holder:

            Upon the consummation of an Approved Business Combination Transaction, the Company will automatically redeem the Business Combination Pro Rata Transaction Amount of Holders of Nonconvertible Notes voting against the applicable Approval Business Combination Transaction and if a Holder votes against all Approved Business Combination Transactions, thirty-one days after the Threshold Acquisition Date, the remaining outstanding amount of such Holder's Note.

      Redemption by the Company at the Option of the Holder:

            Subject to the terms and conditions of the Indenture, the Company will become obligated, at the option of the Holder, (i) to redeem the Notes upon the request of such Holder after the failure by the Company to achieve the numbers of subscribers required by Section 10.17(b) of the Indenture in any two consecutive fiscal quarters,
            (ii) to redeem the Notes upon the request of such Holder at any time after the 18 month anniversary of the original issuance of the Nonconvertible Notes, (iii) in connection with the Holder's making an Additional Contribution, or (iv) if the Company does not raise at least $7,000,000 in additional capital pursuant to an equity offering within 6 months of the initial issuance of the Notes at the Optional Redemption Price, (which Optional Redemption Price will be paid in cash).

      Repurchase  by the Company at the Option of the Holder Upon a  Fundamental
      Change:

      Subject to the terms and conditions of the Indenture, the Company will become obligated, at the option of the Holder, to repurchase the Notes if a Fundamental Change occurs at any time prior to the Stated Maturity at the Fundamental Change Repurchase Price, (which Fundamental Change Repurchase Price, excluding the Make-Whole Premium, will be paid in cash, plus any Make-Whole Premium required by the terms of the Indenture).

      Withdrawal of Fundamental Change Repurchase Notice:

            Holders have the right to withdraw, in whole or in part, any Fundamental Change Repurchase Notice, by delivering to the Paying Agent a written notice of withdrawal in accordance with the provisions of the Indenture.

      Business Combination Transactions:

            At any time after the date hereof, the Company may seek the approval of the Nonconvertible Holders to a Business Combination Proposal by delivering a Business Combination Notice to the Nonconvertible Holders no earlier than sixty (60) Trading Days and no later than twenty (20) Trading Days prior to the date of the Business Combination Vote. The record date for any Business Combination Vote will be such date as set by the Company in the Business Combination Notice, which will be at least five (5) Trading Days prior to the date of such Business Combination Vote. The affirmative vote of Nonconvertible Holders of at least 75% in aggregate Principal Amount of the Outstanding Notes are required to approve any Business Combination Proposal. Within ten (10) Trading Days following the consummation of such Business Combination Transaction, the Trustee will deliver a notice to each Nonconvertible Holder listing the Available Amount of the Company following the consummation of such Business Combination Transaction and the Holder's Business Combination Transaction Pro Rata Amount of such Business Combination Transaction.

      Penalty for Failure to Consummate Business Combination:

            If Holders of at least 75% in aggregate Principal Amount of the Outstanding Nonconvertible Notes fail to vote in favor of a Business Combination Proposal, the Company will not be permitted to present any further Business Combination Proposals to the Holders for a thirty day period thereafter.

      Event of Default:

            If an Event of Default will occur and be continuing, the Principal Amount plus accrued and unpaid interest and Liquidated Damages, if any, through such date on all the Notes may be declared due and payable in the manner and with the effect provided in the Indenture.

      Trident Financing

      On September 13, 2005, Trident Growth Fund, L.P. ("Trident") loaned FP Technology Holdings, Inc. $2,000,000. Interest accrues on the associated secured note at 12% per annum. Interest is payable monthly. Principal is due September 30, 2006 or on consummation of a change in control transaction. The note was originally convertible into shares of common stock based upon a fixed ratio. On or about November 25, 2005, the Company closed an additional $500,000 note with Trident Growth Fund on the same terms and conditions as the note issued in September 2005. The funds received pursuant to these notes were used for working capital.

      In connection with the FP Acquisition and the CAP Financing, on March 29, 2006 the Company entered into a Master Amendment (the "Master Amendment"), by and among the Company, FP and Trident. The Master Amendment amended the operative documents entered into by FP and Trident in September and November 2005. The Master Amendment also added the Company as a party to certain of these agreements.

      The Master Amendment amended the following agreements (the "Trident Financing Documents") and added the Company as a party to each of them:
      (i) Securities Purchase Agreement, dated September 13, 2005, as amended by that First Amendment dated November 15, 2005; (ii) 12% Senior Secured Convertible Debenture No. 1, dated September 13, 2005, in the initial principal amount of $2,000,000, and 12% Senior Secured Convertible Debenture No. 2, dated November 15, 2005, in the initial principal amount of $500,000 (the "Trident Notes"); and (iii) Common Stock Purchase Warrant No. 1, dated September 13, 2005, and Common Stock Purchase Warrant No. 2, dated November 15, 2005 (the "Trident Warrants"). Under the Master Amendment, the Trident Notes were amended to be convertible at a price of $6.40 per share, subject to the same anti-dilution adjustments applicable to the Notes issued in the CAP Financing. In addition, under the Master Amendment, the Trident Warrants were amended to reflect an exercise price of $4.00 per share and the amount of shares issuable under the Trident Warrants was changed to 390,625 shares. In addition, the financial covenants under the Trident Financing Documents were amended to match the financial covenants contained in the CAP Financing.

      In addition, on March 29, 2006, the Company entered into an Intercreditor and Subordination Agreement with FP and Trident (the "Subordination Agreement"), pursuant to which Trident agreed to subordinate its rights under the Trident Financing Documents, including a Security Agreement, dated September 13, 2005, entered into between Trident and FP (the "Security Agreement").

      The Company recorded debt issuance costs of $3,079,917 in connection with the warrants issued in the Trident borrowings and the CAP transaction.

      Benchmark Equity Group

      The Company is a party to a certain Credit Agreement between Acclaim Financial Group Venture II, LLC ("AFGV") and the Company dated July, 15, 2003 (the "Credit Agreement"), pursuant to which the Company was indebted to AFGV in the amount of approximately $313,421 (the "Claim"). On March 29, 2006, AFGV sold its rights to the Claim to Benchmark Equity Group, Inc. ("BMEG"), which agreed with the Company to cancel the Claim in full in exchange for 1,008,062 shares of common stock of the Company to be issued to BMEG or its designees, pursuant to an Exchange Agreement between the Company and BMEG (the "Exchange Agreement"). On March 29, 2006, the Company issued 1,008,062 shares of the Company's common stock to BMEG and its designees pursuant to the Exchange Agreement.


4.    Litigation:

      General Motors

      On October 19, 2001, General Motors Corporation filed a complaint against Firepond, Inc. in the Superior Court of Massachusetts, Middlesex County, alleging, among other things, a breach of contract under agreements entered into in 1994, as amended; anticipatory repudiation in the spring of 2000 of agreements entered into in 1994, as amended; unjust enrichment; establishment of a constructive trust; rescission and restitution based upon failure of consideration as well as extortion and coercion relating to agreements entered into in 1994, as amended; breach of the covenant of good faith and fair dealing; fraud; as well as violation of Chapter 93A of the General Laws of the Commonwealth of Massachusetts relating to unfair and deceptive trade practices. General Motors' claims further relate to license agreements, services agreements and a general release entered into with the Firepond in May 2000.

      This matter was settled on April 14, 2004, per the terms of the settlement, Firepond estimated and accrued a liability of $7,000,000 as of October 31, 2003. During the period ended June 30, 2005, Firepond negotiated a further settlement of the note payable and recorded a favorable settlement amount of $450,000 into its records.

      On December 7, 2004, Firepond entered into a revised settlement agreement that called for a promissory note of $3,000,000, the assigning of $1,350,000 of Firepond notes receivable to General Motors, as well as a cash payment of $1,600,000.

      On September 13, 2005, Firepond, FP Technology Holdings, Inc. and General Motors entered into a letter agreement whereby General Motors accepted
      $1,250,000 in cash from FP Technology Holdings, received a $250,000 unsecured note from FP Technology Holdings Inc., cancelled the note due from Firepond and released its security interest in Firepond assets.

      Freightliner LLC

      On or about December 1, 2004, Freightliner LLC filed a complaint against the Firepond. The plaintiff alleges breach of contacts, breath of warranty arising out of the parties' License Agreement and Services Agreement. This matter was settled on August 1, 2005, per the terms of the settlement Firepond agreed to pay $3,000,000 over a period of 70 days. The settlement was covered by Firepond's insurance carrier, Steadfast Insurance Company ("Steadfast"), which provided the full amount for the settlement except for a $50,000 deductible which Firepond accrued. Firepond has agreed that Steadfast has the right to seek a judicial determination as to the reasonableness of the settlement value of the Freightliner claim and the $3,000,000 settlement. Firepond has acknowledged and granted Steadfast the right to recoup from Firepond the amount which represents the difference between the judicially determined settlement value and the $3,000,000 settlement, if the court determines that the reasonable settlement value of the Freightliner claim is less than $3,000,000. Steadfast and FP have agreed in mediation that FP will not have a reimbursement obligation to Steadfast. The parties are in the process of documenting this agreement.

      IPO Litigation

      In August, 2001, Firepond, Inc. was named as a defendant in a securities class action filed in United States District Court for the Southern District of New York related to its initial public offering ("IPO") in February, 2000. The lawsuit also named certain of the underwriters of the IPO, including FleetBoston, Dain Rauscher, and SG Cowan, as well as officers and directors of Firepond, Klaus P. Besier and Paul K. McDermott, as defendants. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which have been included in a single coordinated proceeding in the Southern District of New York (the "IPO Litigations"). The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received "excessive" commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of Firepond's stock. An amended complaint was filed April 19, 2002. Firepond, Inc. and the officers and directors identified above were named in the suits pursuant to Section 11 of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934, and other related provisions. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

      In June 2003, a proposed settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers' insurance companies. On or about July 30, 2003, a committee of Firepond's Board of Directors conditionally approved the proposed partial settlement. The settlement would provide, among other things, a release of Firepond and of the individual defendants for the conduct alleged to be wrongful in the amended complaint. Firepond would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by Firepond's insurance carriers.

      In October 2003, the action involving Firepond was designated (along with several other actions) as a test or "focus" case for purposes of class certification and merits discovery in the actions proceeding against the Underwriter defendants. The fact that Firepond is a defendant in a "focus" case does not impact its participation in the settlement. However, as a "focus" case defendant, Firepond may be subjected to additional discovery and other involvement in the proceedings against the Underwriter defendants as compared to other issuer defendants.

      In June 2004, an agreement of settlement was submitted to the court for preliminary approval. The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications.

      On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005. The settlement fairness hearing was held on April 24, 2006, and the court reserved decision. If the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all.

      Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, we cannot accurately predict the ultimate outcome of the matter.

      The Company may from time to time also be subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company's business, financial condition, or results of operations.

5.    Restricted Stock Awards:

      In connection with the employment of the Chief Executive Officer, the Chief Financial Officer, the recruitment of an independent board member and the completion of certain financing transactions, the Company issued restricted stock awards to the Chief Executive Officer, the Chief Financial Officer and certain directors. Additionally, prior to completion of the acquisition of FP by AFG, FP issued to its majority beneficial shareholder 161,290 additional shares of common stock. In connection with the stock awards to the officers and directors, 1,814,525 shares of common stock were issed valued at $564,342 and recorded as deferred compensation to be amortized over the respective vesting periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements in this "Management's Discussion and Analysis or Plan of Operation" are forward-looking statements that involve risks and uncertainties. Words such as anticipates, expects, intends, plans, believes, seeks, estimates, and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from these expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under "Risk Factors" contained in our Current Report on Form 8-K filed on April 4, 2006 (reporting a change in shell company status under Item 5.06) and those appearing elsewhere in this Form 10-QSB. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.


OVERVIEW

On March 29, 2006, AFG Enterprises USA, Inc., a Nevada corporation (the "Company", "AFG", "we", "us" or "our"), entered into an Agreement and Plan of Merger by and among the Company, FP Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, and FP Technology Holdings, Inc., a Delaware corporation ("FP" or "FP Technology"), pursuant to which the Company agreed to acquire all of the issued and outstanding capital stock of FP (the "FP Acquisition"). The Company completed the acquisition of FP on the same date, and FP became a wholly-owned subsidiary of the Company. In connection with the FP Acquisition, the Company changed its fiscal year from December 31 to June 30.

As a result of the merger, each share of common stock of FP outstanding immediately prior to the effective time of the merger (the "Effective Time") was converted into the right to receive shares of common stock of the Company at an exchange ratio of 0.4032248 share of the Company common stock for each share of FP common stock. The Company issued an aggregate of 3,991,939 shares of its common stock, par value $0.001 per share (the "Purchase Price") in exchange for all issued and outstanding shares of FP common stock.

On September 13, 2005, Firepond, Inc. transferred most of its assets and liabilities to FP as part of a restructuring and new financing transaction, pursuant to which Trident Growth Fund, LLC provided $2.5 million in secured debt financing in September and November 2005 to FP. Before and after the described transaction, both Firepond, Inc. and FP were owned 100% by the same entity. For the period from July 1, 2004 through September 12, 2005, the financial statements presented herein are those of Firepond, Inc. For the period from September 13, 2005 through January 17, 2006 the financial statements presented herein are the combined financial statements of Firepond, Inc. and FP.

In January 17, 2006, Firepond, Inc. was liquidated. On the same date, as part of the process of winding up and dissolving Firepond, Inc., a trust was created to liquidate the remaining assets of Firepond, Inc., enforce and pursue the causes of action of Firepond, Inc., provide for a reserve against the payment of any contingent liabilities, and distribute the net proceeds to its stockholder.

Pursuant to FIN 46(R), the financial statements included herein present the consolidated financial statements of FP, AFG Enterprises USA, Inc. (commencing March 29, 2006) and the trust created to deal with post liquidation issues of Firepond, Inc.

The Company, through its wholly-owned subsidiary FP Technology Holdings, Inc., is a leading provider of OnDemand services that optimize the process of building accurate quotes and proposals from complex product catalogs and pricing matrixes. The Firepond OnDemand configuration, price quote system guides sales people, channel partners and customers through the entire "lead-to-order" business process -- delivering needs analysis, product and pricing configuration, quote and proposal generation, and order management. We provide interactive selling solutions over the Internet in a true OnDemand multi-tenant environment helping our subscribers profitably acquire and retain customers. The complementary configuration, pricing and guided selling solutions are based on patented technology. Our solutions help drive new revenue streams, increase profitability, and manage customer interactions across all channels throughout the sales cycle.

CRITICAL ACCOUNTING POLICIES

In December 2001, the SEC requested that all registrants list their most "critical accounting policies" in the Management's Discussion & Analysis. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results and requires our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition:

      Enterprise Revenue Recognition

The Company recognizes revenue based on the provisions of the American Institute of Certified Pubic Accountants (AICPA) Statement of Position, No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended, and Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" ("SOP 81-1").

The Company generates revenue from license and service revenue. License revenue is generated from licensing the rights to the use of the Company's packaged software products. Service revenue is generated from sales of maintenance, consulting and training services performed for customers that license the Company's products.

The Company has concluded that generally, where the Company is responsible for implementation services for the SalesPerformer product suite and its components, the implementation services are essential to the customer's use of the packaged software products. In such arrangements, the Company recognizes revenue following the percentage-of-completion method over the implementation period. Percentage of completion is measured by the percentage of implementation hours incurred to date compared to estimated total implementation hours.

This method is used because management has determined that past experience has shown expended hours to be the best measure of progress on these engagements. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is recorded.

In situations where the Company is not responsible for implementation services for the SalesPerformer product suite, the Company recognizes revenue on delivery of the packaged software if there is persuasive evidence of an arrangement, collection is probable and the fee is fixed or determinable. In situations where the Company is not responsible for implementation services for the SalesPerformer product suite, but is obligated to provide unspecified additional software products in the future, the Company recognizes revenue as a subscription over the term of the commitment period.

For product sales that are recognized on delivery, the Company will execute contracts that govern the terms and conditions of each software license, as well as maintenance arrangements and other services arrangements. If an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

Revenue under multiple element arrangements, which may include several different software products and services sold together, is allocated to each element based on the residual method in accordance with Statement of Position, No. 98-9, "Software Revenue Recognition with Respect to Certain Arrangements" ("SOP 98-9"). The Company uses the residual method when vendor-specific objective evidence of fair value does not exist for one of the delivered elements in the arrangement. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. The Company has established sufficient vendor-specific objective evidence for professional services, training and maintenance and support services based on the price charged when these elements are sold separately. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training, and maintenance and support services.

Revenue from maintenance services is recognized ratably over the term of the contract, typically one year. Consulting revenue is primarily related to implementation services performed on a time-and-materials basis under separate service arrangements. Revenue from consulting and training services is recognized as services are performed.

       OnDemand Hosted Licensed Revenue

For Firepond OnDemand contracts, the Company does not actually deliver a software product to a customer for installation on the customer's in-house systems but rather makes the software available to the customer through a Company hosting arrangement. In this case the Company installs and runs the software application either on its own or a third-party's server giving customers access to the application via the Internet or a dedicated line. Accordingly, the Company evaluates its revenue recognition in consideration of SOP 97-2 or whether such activity falls outside of such guidance.

An Emerging Issues Task Force was tasked with assessing the applicability of SOP 97-2 to such hosting arrangements and considering how a vendor's hosting obligation would impact revenue recognition. This discussion resulted in the issuance of EITF 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware. Under EITF 00-03, the Task Force reached a consensus that a hosting arrangement is within the scope of SOP 97-2 if:

      o the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty; and

      o it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software without significant penalty.

This allows the Company the ability to recognize that portion of the fee attributable to the license on delivery, while that portion of the fee related to the hosting element would be recognized ratably as the service is provided, assuming all other revenue recognition criteria have been met. If a hosting arrangement fails to meet the requirements of EITF 00-03 then the arrangement is not considered to have a software element and therefore is outside of the scope of SOP 97-2. The hosting arrangement, which would follow a services accounting model, would then likely be accounted for in accordance with the guidance contained in Staff Accounting Bulletin ("SAB") 101. SAB 101 contains the same four basic criteria for revenue recognition as SOP 97-2:

      o     Persuasive evidence of an arrangement exists;
      o     Delivery has occurred or services have been rendered;
      o     The vendor's price to the buyer is fixed or determinable; and
      o     Collectibility is reasonably assured.

Once these conditions have been met, revenue can be recognized. SAB 101 was amended by SAB 104 which codified current and existing revenue recognition issues. In consideration of the above criteria, in general terms, revenue from product-related hosted solution is recognized ratably over the term of the contract after payment has been received. Hosted solution includes unspecified upgrades, end user support up to two primary contacts and hosted server support.

Revenue from maintenance services is recognized ratably over the term of the contract, typically one year. Consulting revenue is primarily related to implementation services performed on a time-and-materials basis under separate service arrangements. Revenue from consulting and training services is recognized as services are performed.

Firepond recorded deferred revenue on amounts billed or collected by Firepond before satisfying the above revenue recognition criteria. Deferred revenue at March 31, 2006 consisted of the following:

                                     Period Ended
                                    March 31, 2006
      Product license               $      179,808
      Product-related services              79,291
      Product-related maintenance        1,248,091
                                    --------------
                                    $    1,507,190

      Cost of Revenue

Cost of licenses includes royalties, media, product packaging, documentation, and other production costs.

Cost of product-related services and maintenance and cost of custom development services revenue consist primarily of salaries, related costs for development, consulting, training and customer support personnel, including cost of services provided by third-party consultants engaged by the Company.

      Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

      Computer equipment and software             2 to 5 years
      Furniture and fixtures                      5 years
      Leasehold improvements                      5 years

The cost of assets retired or disposed of and the accumulated depreciation thereon is removed from the accounts with any gain or loss realized upon sale or disposal credited or charged to operations, respectively.

      Goodwill

Prior to the January 1, 2002 implementation of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142"), goodwill was amortized on a straight-line basis over 5-20 years. Since that date, goodwill has been subject to periodic impairment tests in accordance with SFAS 142.

The Company identifies and records impairment losses on long-lived assets, including goodwill that is not identified with an impaired asset, when events and circumstances indicate that an asset might be impaired. Events and circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, a change in the operating model or strategy and competitive forces.

If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets.

      Computer Software Development Costs and Research and Development Expenses

The Company incurs software development costs associated with its licensed products as well as new products. Since June 1997, the Company determined that technological feasibility occurs upon the successful development of a working model, which happens late in the development cycle and close to general release of the products. Because the development costs incurred between the time technological feasibility is established and general release of the product are not material, the Company expenses these costs as incurred.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4,"Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company's financial statements.

In  December  2004,  the FASB issued SFAS No.  153,  "Exchanges  of  Nonmonetary
Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions". Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company's financial statements.

In May, 2005 the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 replaces APB Opinion ("APB") No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 will apply to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 carries forward without change the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate, and also the guidance in APB No. 20 requiring justification of a change in accounting principle on the basis of preferability.

SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Company presently does not believe that the adoption of the provisions of SFAS No. 154 will have a material affect on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share Based Payment," which eliminates the use of APB Opinion No. 25 and will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward (the requisite service period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS 123 (Revised) must be applied to all options granted or modified after its effective date and also to recognize the cost associated with the portion of any option awards made before its effective date for with the associated service has not been rendered as of its effective date. On April 14, 2005, the U.S. Securities and Exchange Commission announced that the effective date of SFAS 123(Revised) is deferred for calendar year companies until the beginning of 2006.

The Company is still studying the requirements of SFAS No. 123 (Revised 2004) and has not yet determined what impact it will have on the Company's results of operations and financial position. However, FP Technology issued restricted stock grants to Bill Santo (750,000 Common shares) and Stephen Peary (500,025 Common shares) in January 2006. In addition, FP Technology issued a total of 3,100,008 shares of its restricted common stock to its directors and executive officers in March of 2006 in connection with the CAP Financing, which shares were exchanged for 1,250,000 shares of the Company's restricted common stock as a result of the merger. The impact of these restricted stock grants on Company earnings is being studied.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations". FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Fin No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN No. 47 to have a material impact on the Company's financial statements.

The Company generated revenues from operations of $2,935,311 and an operating income of $115,238 for the nine months ended March 31, 2006.

At March 31, 2006, the Company had stockholders' equity of $2,333,469 which reflects $5,100 of AFG Enterprises USA, Inc. common stock additional paid in capital of $2,182,237 and retained earnings of $697,423 less deferred compensation of $551,291. The deferred stock compensation amount is the result of stock awards made to certain officers and directors.

FINANCIAL CONDITION

The Company had $58,496,063 in total assets and $56,162,594 in total liabilities at March 31, 2006, as compared to $6,090,867 and $4,721,871 at December 31, 2005, respectively. The Company had $ 5,882,846 and $5,586,625 in total assets and total liabilities, respectively, at June 30, 2005 (June 30 is the Company's current fiscal year-end). Accounts payable at March 31, 2006 were $116,851 as compared to $199,546 at December 31, 2005. Accrued expenses were $2,118,303 at March 31, 2006 compared to $814,799 at December 31, 2005. Notes payable increased from $2,244,750 at December 31, 2005 to $52,420,250 at March 31, 2006.
As a result of these changes, the Company had a working capital deficit of $2,655,938 at March 31, 2006 as compared to a working capital deficit of $3,406,692 at December 31, 2005. These changes primarily reflect the growth in the Company's business and the completion of the CAP Financing on March 29, 2006, as further discussed below.

RESULTS OF OPERATIONS

Quarter ended March 31, 2006 compared to quarter ended March 31, 2005

OnDemand revenue increased from $40,684 for the quarter ended December 31, 05 to $108,262 for the quarter ended March 31, 2006 or an increase of 166.1%. Such increase was attributable to subscriptions and services provided to new customers. Enterprise revenue, consisting primarily of maintenance and services associated with existing enterprise customers, decreased 8.0% from the quarter ended December 31, 2005 to the quarter ended March 31, 2006, reflecting the Company's refocus as an OnDemand software provider.

For the three months ended March 31, 2006, the Company sustained a net loss of $1,049,705, as compared to a net loss of $394,000 for the quarter ended March 31, 2005. Revenues for the three months ended March 31, 2006 were $1,097,512 as compared to revenues of $1,075,096 for the three months ended March 31, 2005 or an increase of 2.1%. Cost of goods sold were $420,196 in the quarter ended March 31, 2006 as compared to $413,975 in the prior year quarter or an increase of 1.5%.

Operating expenses were $1,290,339 in the March 31, 2006 quarter as compared to $976,099 for the quarter ended March 31, 2005 representing an increase of 32.2%. Such increase was a result of increases in general and administrative expenses and other costs and expenses associated with the refocus to OnDemand software and increased interest expense. General and administrative expenses increased by $423,970 or 96.0% primarily for salaries and other personnel-related cost for executive, financial, human resource, information services, and other administrative functions, as well as legal and accounting costs associated with the closing of the merger and the CAP Financing transaction. Other income and expenses increased $211,112 from $79,022 to $290,134 from the March 31, 2005 quarter to the March 31, 2006 quarter, an increase of 267.2% due to the increase in interest expense associated with the debt financings closed in September and November of 2005.

During the quarter ended March 31, 2006, Firepond liquidated the last of its foreign operations requiring the Company for accounting purposes to record a loss from discontinued operations of $146,548 in connection with this activity.

Nine Months  Ended March 31,  2006  compared to the Nine Months  Ended March 31,
2005

For the nine months ended March 31, 2006, the Company had revenues of $2,935,311 and expenses of $2,820,073 and other expenses of $626,552 and a loss from discontinued operations of $763,252. These expenses include general and administrative expenses related to the restructuring of the Company, its shift from a provider of Enterprise software to a provider of OnDemand services and the costs associated with the merger and capital financing transaction. Additionally, the liquidation of all remaining foreign operations was completed.

For the nine months ended March 31, 2006, the Company sustained a net loss of $1,274,566, as compared to a net loss of $1,218,714 for the nine months ended March 31, 2005. Revenues for the nine months ended March 31, 2006 were $2,935,311 as compared to revenues of $7,115,639 for the nine months ended March 31, 2005 or a decrease of 58.8%. The decrease is a direct result of the Company's strategic decision to focus on the OnDemand business. Cost of goods sold were $1,391,888 in the quarter ended March 31, 2006 as compared to $1,453,409 in the prior year quarter or a decrease of 4.23%.

Operating expenses were $1,428,185 in the March 31, 2006 quarter as compared to $5,931,545 for the quarter ended March 31, 2005 representing a decrease of
75.9%. In the prior period, the Company had substantially completed a restructuring of the Company and had recorded $3.6 million in restructuring costs. Additionally, in the nine months ended March 31, 2006, the Company recorded the GM Settlement which resulted in a favorable reduction in expenses of $1,712,500. Sales, general and administrative expense increased as a result of increases in general and administrative expenses and other costs and expenses associated with the refocus to OnDemand software and increased interest expense. General and administrative expenses increased by $217,015 or 13.6% primarily for salaries and other personnel-related cost for executive, financial, human resource, information services, and other administrative functions, as well as legal and accounting costs associated with the closing of the merger and the financing transaction. Other income and expenses increased $117,639 from $508,913 to $626,552 from the March 31, 2005 quarter to the March 31, 2006 quarter, an increase of 23.1% due to the increase in interest expense associated primarily with the debt financings closed in September and November of 2005.

During the nine months ended March 31, 2006, Firepond liquidated the last of its foreign operations requiring the Company for accounting purposes to record a loss from discontinued operations of $763,252 in connection with this activity.

The Company has no off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES

On March 29, 2006, the Company consummated a transaction (the "CAP Financing") pursuant to which the Company with certain institutional investors (i) Senior
Secured Nonconvertible Notes due 2011 in an aggregate principal amount of $50,000,000, which Nonconvertible Notes may be exchanged for Senior Secured Convertible Notes due 2011 or redeemed, and which Convertible Notes are convertible into shares of the Company's common stock; and (ii) warrants to acquire shares of the Company's common stock. For further details, please see
Note 4 to Notes to Unaudited Financial Statements includes elsewhere herein.

At March 31, 2006, the Company had cash and cash equivalents of $2,398,615 as compared to $471,527 at December 31, 2005. Restricted cash equaled $47,500,000. Working capital was a deficit $2,655,938 at March 31, 2006 as compared to a deficit of $3,406,692 at December 31, 2005. At March 31, 2006, the Company had $56,162,594 in current liabilities of which $52,420,250 was short-term notes payable. The remaining portion of the Company's current liabilities is primarily comprised of accounts payable of $116,851, accrued liabilities of $2,118,303 and deferred revenue of $1,507,190. The increase in restricted cash and current liabilities reflects the completion of the CAP Financing.

The Company will require additional working capital in the near term. The Company believes it has access to additional sources of equity and debt financing but can provide no assurance that additional funds will be available at all, or if available, on commercially acceptable terms or in a timely manner to enable the Company to continue its operations in the normal course. Company operations are presently being funded by internal cashflow and a portion of the capital financing recently completed. The Company recently closed The Senior Secured Nonconvertible Notes to pursue its business strategy by (1) expanding marketing of its OnDemand software business and (2) acquiring compatible OnDemand applications through targeted acquisitions. The Company has $47,500,000 in restricted cash to be used in implementing its acquisition program.

Since December 31, 2005, the Company's cash position has increased. At December 31, 2005, the Company had available cash of $471,527, as compared to available cash of $2,398,615 at March 31, 2006. The increase in cash is a result of the Company's recently issued Senior Secured Nonconvertible Notes.

ITEM 3. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of March 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      (b) Management's responsibility for financial statements

Our management is responsible for the integrity and objectivity of all information presented in this report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management's best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company's financial position and results of operations for the periods and as of the dates stated therein.

      (c) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Freightliner LLC

On or about December 1, 2004, Freightliner LLC filed a complaint against Firepond. The plaintiff alleges breach of contacts, breath of warranty arising out of the parties' License Agreement and Services Agreement. This matter was settled on August 1, 2005, per the terms of the settlement Firepond agreed to pay $3,000,000 over a period of 70 days. The settlement was covered by Firepond's insurance carrier, Steadfast Insurance Company ("Steadfast"), which provided the full amount for the settlement except for a $50,000 deductible which Firepond accrued. Firepond has agreed that Steadfast has the right to seek a judicial determination as to the reasonableness of the settlement value of the Freightliner claim and the $3,000,000 settlement. Firepond has acknowledged and granted Steadfast the right to recoup from Firepond the amount which represents the difference between the judicially determined settlement value and the $3,000,000 settlement, if the court determines that the reasonable settlement value of the Freightliner claim is less than $3,000,000. Steadfast and FP have agreed in mediation that FP will not have a reimbursement obligation to Steadfast. The parties are in the process of documenting this agreement.

IPO Litigation

In August, 2001, Firepond, Inc. was named as a defendant in a securities class action filed in United States District Court for the Southern District of New York related to its initial public offering ("IPO") in February, 2000. The lawsuit also named certain of the underwriters of the IPO, including FleetBoston, Dain Rauscher, and SG Cowan, as well as officers and directors of Firepond, Klaus P. Besier and Paul K. McDermott, as defendants. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which have been included in a single coordinated proceeding in the Southern District of New York (the "IPO Litigations"). The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received "excessive" commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of Firepond's stock. An amended complaint was filed April 19, 2002. Firepond, Inc. and the officers and directors identified above were named in the suits pursuant to Section 11 of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934, and other related provisions. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

In June 2003, a proposed settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers' insurance companies. On or about July 30, 2003, a committee of Firepond's Board of Directors conditionally approved the proposed partial settlement. The settlement would provide, among other things, a release of Firepond and of the individual defendants for the conduct alleged to be wrongful in the amended complaint. Firepond would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by Firepond's insurance carriers.

In October 2003, the action involving Firepond was designated (along with several other actions) as a test or "focus" case for purposes of class certification and merits discovery in the actions proceeding against the Underwriter defendants. The fact that Firepond is a defendant in a "focus" case does not impact its participation in the settlement. However, as a "focus" case defendant, Firepond may be subjected to additional discovery and other involvement in the proceedings against the Underwriter defendants as compared to other issuer defendants.

In June 2004, an agreement of settlement was submitted to the court for preliminary approval. The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications.

On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005. The settlement fairness hearing was held on April 24, 2006, and the court reserved decision. If the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all.

Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, we cannot accurately predict the ultimate outcome of the matter.

The Company may from time to time also be subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company's business, financial condition, or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


On March 29, 2006, the Company entered into an Agreement and Plan of Merger by and among the Company, FP Merger Sub, Inc. and FP Technology Holdings, Inc., pursuant to which the Company acquired all of the issued and outstanding capital stock of FP (the "FP Acquisition"). As a result of the merger, each share of common stock of FP outstanding immediately prior to the effective time of the merger was converted into the right to receive shares of common stock of the Company at an exchange ratio of 0.4032248 share of the Company common stock for each share of FP common stock. The Company issued an aggregate of 3,991,939 shares of its common stock, par value $0.001 per share in exchange for all issued and outstanding shares of FP common stock. The issuance of such shares of common stock was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 promulgated thereunder.

In connection with the acquisition of FP as previously described above, the Company also completed the following transactions. These transactions were exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 promulgated thereunder.

On March 29, 2006, the Company entered into the CAP Financing with certain investors (the "Buyers"), pursuant to which the Buyers agreed to purchase (i) the Company's Senior Secured Nonconvertible Notes due 2011 (the "Nonconvertible Notes") in an aggregate principal amount of $50,000,000, which Nonconvertible Notes may be exchanged for Senior Secured Convertible Notes due 2011 (the "Convertible Notes", and together with the Nonconvertible Notes, the "Notes") or redeemed, and which Convertible Notes are convertible into shares of the Company's common stock (the "Conversion Shares"); and (ii) warrants (the "Warrants") to acquire up to that number of shares of the Company's common stock set forth opposite each Buyer's name in the Schedule of Buyers attached to the Purchase Agreement (the "Warrant Shares"), exercisable from the Threshold Acquisition Date (as such term is defined in the related Indenture) until March 29, 2011 at an exercise price equal to the lower of $8.00 and 125% of the per share price of the Company's common stock to be sold in a new private placement transaction which the Company intends to complete within six months. The purchase and sale of the Notes and Warrants was consummated on March 29, 2006.

On March 29, 2006 the Company entered into a Master Amendment (the "Master Amendment"), by and among the Company, FP and Trident Growth Fund, L.P. ("Trident"). The Master Amendment amended the operative documents entered into by FP in September and November 2005 relating to certain financing transactions between FP and Trident pursuant to which Trident provided $2,500,000 in debt financing to FP. The Master Amendment also added the Company as a party to certain of these agreements.


The Master Amendment amended the following agreements (the "Trident Financing Documents") and added the Company as a party to each of them: (i) Securities Purchase Agreement, dated September 13, 2005, as amended by that First Amendment dated November 15, 2005; (ii) 12% Senior Secured Convertible Debenture No. 1, dated September 13, 2005, in the initial principal amount of $2,000,000, and 12% Senior Secured Convertible Debenture No. 2, dated November 15, 2005, in the initial principal amount of $500,000; and (iii) Common Stock Purchase Warrant No. 1, dated September 13, 2005, and Common Stock Purchase Warrant No. 2, dated November 15, 2005.

The Company is a party to a certain Credit Agreement between Acclaim Financial Group Venture II, LLC ("AFGV") and the Company dated July, 15, 2003 (the "Credit Agreement"), pursuant to which the Company was indebted to AFGV in the amount of approximately $313,421.44 (the "Claim"). On March 29, 2006, AFGV sold its rights to the Claim to Benchmark Equity Group, Inc. ("BMEG"), which agreed with the Company to cancel the Claim in full in exchange for 1,008,062 shares of common stock of the Company to be issued to BMEG or its designees, pursuant to an Exchange Agreement between the Company and BMEG (the "Exchange Agreement"). On March 29, 2006, the Company issued 1,008,062 shares of the Company's common stock to BMEG and its designees pursuant to the Exchange Agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 2, 2006, the Board of Directors and certain principal shareholders of the Company holding 3,000,000 shares of common stock (representing approximately 60% of the total issued and outstanding shares of common stock of the Company at that time), adopted resolutions to amend and restate the Articles of Incorporation of the Company to effect:

      1. An increase the number of authorized shares of common stock from 50,000,000 shares to 300,000,000 shares; and

      2. Reverse split the outstanding shares of common stock on a ratio of one new share for each 50 outstanding shares (with any fractional share being rounded to the next highest whole number of shares).

The foregoing resolutions became effective upon the filing of Amended and Restated Articles of Incorporation of the Company on March 6, 2006.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.   Description
-----------   -----------
   2.1        Agreement and Plan of Merger, dated March 29, 2006, by and among AFG Enterprises USA, Inc., FP Merger Sub,
              Inc., and FP Technology Holdings, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant's
              Current Report on Form 8-K filed on April 4, 2006 reporting the Registrant's change in shell company status).

   3.1        Amended and Restated Articles of Incorporation of AFG Enterprises USA, Inc. (incorporated by reference from
              Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on April 4, 2006 reporting the Registrant's change in shell company status).

   3.2        Amended and Restated Bylaws of AFG Enterprises USA, Inc. (incorporated by reference from Exhibit 3.2 to the
              Registrant's Current Report on Form 8-K filed on April 4, 2006 reporting the Registrant's change in shell company status).

   4.1        Specimen of Common Stock of AFG Enterprises USA, Inc. (incorporated by reference from Exhibit 4.1 to the
              Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

   10.1       Securities Purchase Agreement, dated as of March 29, 2006, by and among AFG Enterprises USA, Inc. and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on April 4, 2006 reporting the completion of the CAP
              Financing).

   10.2       Indenture, dated as of March 29, 2006, between AFG Enterprises USA, Inc. and The Bank of New York
              (incorporated by reference from Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on April 4,
              2006 reporting the completion of the CAP Financing).

   10.3       Form of Global Senior Secured Nonconvertible Note Due 2011, dated as of March 29, 2006 (incorporated by reference from Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on April 4, 2006 reporting the completion of the CAP Financing).

   10.4       Form of Warrant, dated as of March 29, 2006 (incorporated by reference from Exhibit 99.4 to the Registrant's
              Current Report on Form 8-K filed on April 4, 2006 reporting the completion of the CAP Financing).

   10.5       Escrow  Agreement,  dated as of March 29, 2006, by and between The Bank of New York, as Escrow Agent, The Bank of New York,  as  Collateral  Agent,  The Bank of New York, as Trustee for the holders of certain notes of the
              Company under the Indenture dated as of as of March 29, 2006 with the Company,  and the Company  (incorporated by  reference  from  Exhibit  99.5 to the  Registrant's  Current  Report  on Form 8-K  filed on April 4,  2006 reporting the completion of the CAP Financing).

   10.6       Security Agreement, dated as of March 29, 2006, by AFG Enterprises USA, Inc. and certain Guarantors in favor of The Bank of New York in its capacity as collateral agent for the Holders (incorporated by reference from
              Exhibit 99.6 to the Registrant's Current Report on Form 8-K filed on April 4, 2006 reporting the completion of the CAP Financing).

   10.7       Pledge Agreement, dated as of March 29, 2006, made by certain pledgors, in favor of The Bank of New York, in its capacity as collateral agent (incorporated by reference from Exhibit 99.7 to the Registrant's Current
              Report on Form 8-K filed on April 4, 2006 reporting the completion of the CAP Financing).

   10.8       Guaranty, dated as of March 29, 2006, made by FP Technology Holdings, Inc. in favor of The Bank of New York, in its capacity as collateral agent (incorporated by reference from Exhibit 99.8 to the Registrant's Current
              Report on Form 8-K filed on April 4, 2006 reporting the completion of the CAP Financing).

   10.9       Registration Rights Agreement, dated as of March 29, 2006, of AFG Enterprises USA, Inc. (incorporated by reference from Exhibit 99.9 to the Registrant's Current Report on Form 8-K filed on April 4, 2006 reporting the completion of the CAP Financing).

   10.10      Account Control  Agreement by and among AFG Enterprises  USA Inc. and The Bank of New York.  (incorporated  by reference from Exhibit 99.10 to the  Registrant's  Current Report on Form 8-K filed on April 4, 2006 reporting the completion of the CAP Financing).

   10.11      Master Amendment, dated as of March 29, 2006, by and between FP Technology Holdings, Inc., Trident Growth
              Fund, L.P. and AFG Enterprises USA, Inc. (incorporated by reference from Exhibit 99.11 to the Registrant's
              Current Report on Form 8-K filed on April 4, 2006 reporting the completion of the CAP Financing).

   10.12      Securities Purchase Agreement, dated as of September 12, 2005, by and among FP Technology Holdings, Inc. and
              Trident Growth Fund, L.P. (incorporated by reference from Exhibit 99.12 to the Registrant's Current Report on
              Form 8-K filed on April 4, 2006 reporting the completion of the CAP Financing).

   10.13      Form of 12% Senior Secured Convertible Debenture of FP Technology Holdings, Inc. issued in initial principal amounts of $2,500,000 (incorporated by reference from Exhibit 99.13 to the Registrant's Current Report on
              Form 8-K filed on April 4, 2006 reporting the completion of the CAP Financing).

   10.14      Form of Warrants issued to Trident Growth Fund, L.P. (incorporated by reference from Exhibit 99.14 to the
              Registrant's Current Report on Form 8-K filed on April 4, 2006 reporting the completion of the CAP Financing).

   10.15      Intercreditor and Subordination Agreement, dated as of March 29, 2006, by Trident Growth Fund, L.P., AFG
              Enterprises USA, Inc. and FP Technology Holdings, Inc., in favor of the holders of the Senior Indebtedness and The Bank of New York, a New York corporation, as collateral agent for the Senior Lenders (incorporated by reference from Exhibit 99.15 to the Registrant's Current Report on Form 8-K filed on April 4, 2006 reporting the completion of the CAP Financing).

   10.16      Security Agreement, dated as of September 13, 2005, by and among FP Technology holdings, Inc. and Trident
              Growth Fund, L.P., and First Amendment thereto, dated as of November 15, 2005 (incorporated by reference from
              Exhibit 99.16 to the Registrant's Current Report on Form 8-K filed on April 4, 2006 reporting the completion of the CAP Financing).

   10.17      Credit Agreement, dated as of July 15, 2003, by and between AFG Enterprises USA, Inc. and Acclaim Financial
              Group Ventures II, LLC (incorporated by reference from Exhibit 10.11 to the Registrant's Annual Report on
              Form 10-K for the fiscal year ended December 31, 2002, filed on April 20, 2005).

   10.18      Exchange Agreement, made as of March 29, 2006, by and between AFG Enterprises USA, Inc. and Benchmark Equity
              Group, Inc. (incorporated by reference from Exhibit 99.18 to the Registrant's Current Report on Form 8-K
              filed on April 4, 2006 reporting the completion of the CAP Financing).

   10.19      Placement Agreement, dated as of November 3, 2005, by and between FP Technology Holdings, inc. and Rodman &
              Renshaw, LLC (incorporated by reference from Exhibit 99.19 to the Registrant's Current Report on Form 8-K
              filed on April 4, 2006 reporting the completion of the CAP Financing).

   10.20      Employment Agreement, dated March 16, 2006, by and between Firepond, Inc. and William Santo (incorporated by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on April 4, 2006 reporting the Registrant's change in shell company status).

   10.21      Employment Agreement, dated March 16, 2006, by and between Firepond, Inc. and Stephen Peary (incorporated by reference from Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on April 4, 2006 reporting the Registrant's change in shell company status).

   31.1       Certification of principal executive officer pursuant to section 302 of Sarbanes-Oxley of 2002*

   31.2       Certification of principal financial and accounting officer pursuant to section 302 of Sarbanes-Oxley of 2002*

   32.1       Certification of principal executive officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

   32.2       Certification of principal financial and accounting officer pursuant to section 906 of the Public Company
              Accounting Reform and Investor Protection Act of 2002*

* Filed herewith.

                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AFG ENTERPRISES USA, INC.
                                            (Registrant)
Dated:  May 19, 2006                        /s/  William Santo
                                            ------------------------------------
                                            Chief Executive Officer

Dated:  May 19, 2006                        /s/  Stephen Peary
                                            ------------------------------------
                                            Chief Financial Officer