Form 10KSB
period 2006-06-30
FP Technology, Inc.
filed 2006-09-28
CIK 1012316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-28515

FP TECHNOLOGY, INC.
(Name of Small Business Issuer in its Charter)

Delaware	20-3446646
(State of incorporation)	(I.R.S. Employer Identification No.)

181 Wells Avenue, Newton, Massachusetts	02459
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 928-6001

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $ 3,761,594

The aggregate market value of all stock held by non-affiliates of the registrant was $14,759,514 as of September 15, 2006 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by the Over the Counter Bulletin Board). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  6,100,441 shares of common stock are outstanding as of September 15, 2006.

DOCUMENTS INCORPORATED BY REFERENCE:

No portions of other documents are incorporated by reference into this Report.

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

FP TECHNOLOGY, INC.

Form 10-KSB

Annual Report for the Fiscal Year Ended June 30, 2006

PART I

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our Company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report, the terms “we”, “us”, “our”, “the Company” or “FPT” mean FP Technology, Inc., after giving effect to the Reorganization (as described in more detail under “Business—Corporate History” below).

ITEM 1.  BUSINESS

Summary

We are a leading provider of CPQ, or “Configure, Price, Quote”, on-demand, multi-tenant software that automates and simplifies product pricing and configuration for companies and helps these enterprises improve order accuracy and reduce their total cost of sales.  Our predecessor, Firepond, Inc. (“Firepond”), was founded in 1983.  Our suite of products help companies configure, price and quote complex products during the sales process, such as machinery, high technology products or insurance services.  Our sales solutions help companies optimize their sales processes, whether their need is to solve complex product or pricing configuration, create product catalogs or provide an interactive selling system, and dramatically improves response time.  Our current customers include Fortune 1000 companies such as Symantec, G.E. Tip Trailer, Freightliner, Cummins Power Generation, Deere & Company, Horizon Blue Cross Blue Shield, Siemens Building Technologies, Steelcase International and Case New Holland.

We market our products under the Firepond brand name:

•                  Firepond OnDemand is an application that enables a company’s sales force and supporting organizations to configure complex products, and accurately price those products.  Firepond OnDemand is offered to customers independently or as an integrated service within the Salesforce.com product called Firepond OnDemand for Salesforce.com™.

•                  The Interactive Configurator Suite is a set of data maintenance tools, shared libraries and application program interfaces (APIs) that supply configuration capabilities to an application.  Firepond OnDemand is built on the Interactive Configurator Suite (ICS) technology platform.

We have offered our OnDemand application service since August 2005.  We execute our sales and marketing strategy through direct and indirect channels, and currently have sales relationships with several system integrators and resellers.  The recent increase in interest in CPQ applications, combined with the acceptance of the on-demand business model, have opened new opportunities for us in the form of partnerships with Salesforce.com and other enterprise applications providers which we are actively pursuing.

We believe that our software allows customers to reduce their total cost of sales and service. Our software solutions provide a number of key benefits, including:

•                  Lowering Total Cost of Sales: Selling complex products typically requires the participation of many different parts of an organization without distracting from their primary roles including sales, engineering, manufacturing, finance, legal, and marketing. Our solution empowers sales representatives with relevant and timely information from each department, such as design specifications from engineering, production constraints from manufacturing, discount authorization from finance, terms and conditions from legal, and product collateral from marketing.

•                  Reducing Order Errors: Using configuration technology, complex product recommendations are more likely to result in delivery of the right products to handle the right application. By reducing the complexity of the sales process and eliminating the potential for “human” error, our CPQ solution assists companies in ensuring that customers are asked the proper questions to reach a correct recommendation/configuration. In addition, the rules within our configuration engine verify that products requested by salespeople, channel partners or customers can be manufactured and delivered, before an order is placed. In addition, quotation errors can be reduced when sales representatives are armed with correctly configured pricing information, authorized discounts, appropriate currency conversion rates and necessary tax considerations.

•                  Accelerating Sales Cycles: By applying an intelligent and logical process flow from the time a lead is received to the moment a valid order is placed, our solutions are designed to optimize the sales process and increase the speed at which a sale can be executed. Quick turnaround in product recommendations, pricing, proposals and financing allows sales representatives to manage more simultaneous opportunities and close them faster. Eliminating the time necessary to contact the factory or engineering resources significantly reduces the time it takes for a customer to reach a “buy” decision. Customer satisfaction, in turn, increases as their questions and hesitations are promptly addressed. Further, our CPQ solution helps manufacturers distribute new product and pricing information in real-time. This high degree of responsiveness helps foster a strong and lasting customer-supplier relationship that we believe is a distinct competitive advantage for us.

•                  Unifying the Sales Process: Many large companies today deliver their products to market through multiple sales channels, including a field sales force, channel distribution partners, and even via the Web. Our CPQ solution ensures consistency of product and pricing information across multiple channels, enhancing a company’s channel management capabilities and protecting its brand reputation. For example, a customer-facing Web interface provides a self-service solution for selling to current customers via the Web, or can be used to generate desired configurations that can be directed to channel partners. This allows repeat customers to obtain the products they need without pulling sales’ attention from new relationships. The same experience can be presented to the customer directly using our CPQ solution deployed in a mobile environment on a laptop, for example, during a sales person’s visit to a prospect. Or, a customer can again receive the same experience when visiting a dealership and interacting with a salesperson connected to our system over an intranet.

Our principal place of business is located at 181 Wells Avenue, Newton, Massachusetts 02459.  Our common stock, par value $0.001 per share (“Common Stock”), trades on the Over-the-Counter Bulletin Board under the symbol “FPTI.OB.”

Corporate History

We were incorporated in Delaware in August 2005 as FP Technology Holdings, Inc.  In September 2005, we acquired all of the operating assets, certain liabilities and all of the employees of Firepond.  In March 2006, we became a wholly-owned subsidiary of AFG Enterprises USA, Inc., a public shell company (“AFG”).  On June 29, 2006, AFG merged with and into us (the “Reorganization”), and we were the surviving company.  In connection with the Reorganization we changed our name to “FP Technology, Inc.”

Recent Financings

During fiscal 2006, we completed two financing transactions which resulted in gross proceeds to the Company of $57.0 million.  On March 29, 2006, we completed the issuance of senior secured notes in an aggregate principal amount of $50.0 million together with warrants to acquire up to 6,875,000 shares of our

Common Stock (the “CAP Financing”).  The proceeds of the CAP Financing are intended to be used for possible business combination transactions.  Further details of the CAP Financing are described below under “Item 6.—Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company—Recent Financings”.

In August 2006, we completed a private placement (the “PIPE Financing”) of 1,000,000 units (the “Units”) at $7.00 per Unit, with each Unit consisting of one share of our Common Stock and a warrant to purchase one additional share of Common Stock at $7.00 per share, exercisable for five years after issuance.  We conducted the PIPE Financing through two closings which occurred on August 11 and August 31, 2006.  The aggregate gross proceeds from the PIPE Financing totaled $7,000,000, not including fees and expenses of the offering.  We are obligated to register for resale the shares of Common Stock issued in the PIPE Financing as well as the shares of Common Stock issuable upon exercise of the warrants.

Our Acquisition Strategy

We intend to pursue an acquisition strategy to enhance our OnDemand software product offering.  We are seeking to offer a full suite of OnDemand business applications to our current and prospective customer base.   Moreover, we believe that we must expand our services internationally as part of our growth strategy, and expect to commit resources to this expansion.  We conducted the CAP Financing primarily to provide financing for our acquisition strategy, and we may use the proceeds of the CAP Financing to acquire compatible OnDemand applications and other complementary assets and businesses.

The selection of a business opportunity in which to participate is complex and may pose, among other risks, those risk described under “Risk Factors — Risks Relating to Our Growth Strategy”.  Additionally, as we have only limited resources available to us, it may be difficult to find good opportunities.  We may acquire assets and companies through a cash transaction, or by issuing stock, or a combination of both.  Issuance of additional shares of our Common Stock in connection with an acquisition may dilute the holdings of our current stockholders.  In addition, we must seek the prior affirmative vote of the holders (the “Nonconvertible Holders”) of at least 75% of the principal amount of the outstanding nonconvertible notes (the “Nonconvertible Notes”) issued in the CAP Financing to approve a Business Combination Transaction and must comply with the conditions to the funding of such Business Combination Transaction as set forth in the indenture (“Indenture”) entered into in the CAP Financing, including the general requirement that the funding amount be at least $15 million and 50% of the amount required to consummate the Business Combination Transaction.  A “Business Combination Transaction” is defined in the Indenture as the acquisition by us of the majority of the assets or equity of another entity for a purchase price of at least $15 million.  If a Business Combination Transaction is approved, a pro rata amount of the principal amount of the Nonconvertible Notes of each Nonconvertible Holder voting in favor of such Business Combination Transaction will be exchanged for Convertible Notes.  If such Convertible Notes are converted into our Common Stock, our stockholders may be further diluted.  There can be no assurance that we will be able to identify and acquire any business opportunity based on management’s business judgment, or that the Nonconvertible Holders will approve a Business Combination Transaction.

Products and Services

Our products are delivered OnDemand, which means that our products are delivered as independent, on-demand applications, which can either be hosted by us or another outsourced service provider.  For example, Firepond OnDemand for Salesforce.com™ is an integrated on-demand CPQ application offered from within Salesforce.com’s™ on-demand customer relationship management (CRM) application suite with services, maintenance and upgrades included in the monthly subscription model.  The typical term on a contract for the OnDemand business is between one and two years.

We offer two products marketed under the Firepond brand name, Firepond OnDemand, and Interactive Configurator Suite (ICS):

Firepond OnDemand

Firepond OnDemand is a tool that enables a company’s sales force and supporting organizations to configure complex products and services, price accurately those products and services, develop price quotes and generate high quality proposals.  The configured products are buildable when the order is sent to the factory (or the configured services are accepted when sent to the home office) because the database contains all the rules necessary to ensure error-free configurations.  The rules represent the knowledge of a company’s engineers, legal staff, product specialists and marketing experts.

In addition to error-free configurations, Firepond OnDemand provides rules-based pricing to handle complex multi-level pricing schemes and it produces reports that can be printed and included in automated proposals to customers.

Firepond OnDemand provides significant cost savings over traditional highly-customized configuration systems.  There is no software distribution, no hardware expenditures and limited support requirements.  We also offer help desk services to decrease the customer’s total cost of ownership.  With Firepond OnDemand CPQ application, smaller companies and divisions of larger companies can afford to implement a CPQ application without having to secure a multi-million dollar enterprise license.  Firepond OnDemand allows its customers to eliminate any hardware purchases and allows for a quick and easy deployment, which we believe provides the following benefits to customers:

•                  Unique CPQ solution;

•                  Low cost of ownership;

•                  Easy to deploy, configure and use;

•                  No software, hardware or dedicated staff;

•                  Deploys onto server – all users have access simultaneously; and

•                  Simple upgrades.

Firepond OnDemand is deployed as a Web service and can be accessed by customers independently or as an integrated service within the Salesforce.com™ product.  Firepond OnDemand for Salesforce.com™ enables a company’s sales force and supporting organizations to configure complex products and services and accurately price those products and services all from within Salesforce.com™.  Currently, Firepond OnDemand is tightly integrated with the Salesfrorce.com™ application at both the data and process layer.  Additionally, we have created a joint product demonstration that is used by our sales team as well as Salesforce.com’s™ sales representatives and sales engineers.

Firepond OnDemand solution has been our primary focus since its launch in August 2005.

Interactive Configurator Suite (ICS)

Our Interactive Configurator Suite (ICS) is a set of data maintenance tools, shared libraries and application programming interfaces, or APIs, that supply configuration capabilities to an application.  Specifically, the ICS includes:

Product Data Manager (PDM) – Used to create, populate and maintain the configuration database.  Data entry personnel do not need to be programmers.  The companion Product Data Tester (PDT) allows the data to be tested to ensure it produces the desired results.

Importers – A variety of importers provide the ability to import data from a variety of sources.  The PDM also directly imports extensible markup language (XML) and open database connectivity data sources.

Configuration Engine – The engine uses many “solvers” to ensure the product and option selections are valid, and that the correct pricing is applied.

Software Development Kit (SDK) – The software development kit includes a variety of APIs to integrate the Configuration Engine into existing applications.

Enterprise Resource Planning (ERP) Connector — An optional ERP Plug-In allows users to import ERP data (in an XML format) and export PDM data (to an XML format) to an ERP system such as SAP’s R/3.

The Configuration Engine and the data set created with the PDM are used by our front-end selling systems such as Firepond OnDemand.  However, several of our customers had existing sales systems and wanted only to integrate the Configuration Engine into their systems.  The ICS Software Development Kit provides many options for integrating our configuration technology into existing systems.

Key benefits of ICS include:

Scalable – The Configuration Engine is multi-threaded and is designed to handle hundreds of concurrent configurations.  Its scalability is increased through the optimization of the data and the use of a scalable memory manager.

Testable – Since the Configuration Engine is data driven, it is vital that the data is correct for the engine to produce correct results.  As part of processing data, the PDM checks the data for many common errors and warns the user if any are found.  Additionally, the PDT allows the data to be exercised through a simple user interface.  The PDT contains a built in debugger that allows the configuration state to be examined.

Deployable – The Configuration Engine runs on a variety of platforms including many of the Windows versions, Solaris and Red Hat Linux.  It may be accessed on these platforms using the C, C++ and Java interfaces.  It may be accessed from other platforms using the Remote Method Invocation (RMI) and Enterprise JavaBeans (EJB) interfaces.  It has been implemented in client / server, standalone and Web environments.

International Capabilities – The ICS supports multi-language and multi-currency systems.  The database is double-byte enabled.

Proven technology – Our ICS technology has been used for over 20 years – receiving many enhancements over that time.  The result is a stable, robust system that is applicable to nearly all types of product configuration.

Marketing Strategy

Our marketing strategy is to be the leading provider of intelligence-driven software systems that solve the most difficult aspects of customer acquisition and retention, and quantifiably improve sales and service effectiveness. To achieve this goal, key elements of our marketing strategy include the following:

•                  Market and sell our products and services to “sweet spot” vertical market segments. We currently offer our Product Suite of guided selling solutions to targeted vertical market segments, primarily discrete manufacturing (including high technology, transportation, construction machinery, agricultural equipment, and others) and service based companies selling complex combinations of services and products.  We have targeted and will continue to target companies within these selected vertical industries with complex products, services or channel relationships as well as organizations with a distributed and connected customer base or dealer/broker network. We believe that our focused pursuit of these targeted markets increases our ability to offer solutions that meet the unique needs of our target customers, which may vary greatly across industry segments.

•                  Offer packaging flexibility to strategically penetrate our target markets. We offer a variety of packaging options for our software products to achieve flexibility in aligning our technology with companies in different stages of executing their business strategies. For example, customers that have already made a significant investment in applications for enterprise resource planning, supply chain management, customer relationship management, or others, can extend the value of their existing infrastructure through an investment in us. As such, selected components of each product line are available as individual packaged solutions tailored to specific sales or service channel needs, or specific vertical industry segments. With each of these product lines, additional functional and technology components are available as options, such as integration capabilities with third party applications. By offering this variety of packaging options, we allow our customers to make strategic investments in our technology, without necessarily committing to a larger enterprise platform. We will continue to package our product offerings in a manner designed to remove sales barriers and create recurring revenue streams.

•                  Continue to develop and implement leading-edge products. We will continue to seek to provide products that deliver robust functionality and that provide our customers a high return on their investment. We have assembled an engineering organization and continue to invest in research and development activities. In addition, we believe we have tremendous depth in our domain expertise from a professional services standpoint. Although we plan to work more with systems integrator partners in fiscal 2007, we will continue to maintain our own professional services organization and leverage the domain expertise of these individuals to help us successfully, and more rapidly, implement our software solutions.

•                  Work with partners to extend our footprint. Our partner program is focused on developing four types of relationships: (1) strategic implementation relationships focused on co-selling; (2) complementary software relationships focused on pre-built integration and co-selling; (3) complementary technology relationships focused on hardware and platform standards; and (4) indirect distribution channels. We believe these alliances will help to extend our market coverage from both a sales and implementation perspective, provide us with new business leads, and allow us to provide our customers with a broader solution. We will seek to strengthen our relationship with partners that support our global strategy and partners that work with our key clients.

We have developed a set of advanced inference engines called “solvers.” Solvers, in effect, are pre-defined rule types that can be selected and applied to any configuration problem. As an alternative to companies trying to solve a configuration problem with one or two rule types (which can result in slow rule evaluation and difficult maintenance), our configuration engine provides a wide range of solver types that address the different types of representations that can be found in a configuration problem. These solvers act upon the customer-defined data model, creating attributes in the data structures that help our solution interpret the data based on user selections. Our solvers are loaded dynamically based on the behavior represented in the data model. Solver examples include the following:

Constraint Based	Relationship Based	Other Solvers
• Boolean logic	• Includes	• Calculations
• Requirements	• Fuzzy Logic	• Complex Pricing
• Effectivity	• Resources	• Customer values
• Categorical	• Nested Configuration	• Simulation
• Aggregate

Each solver addresses a different type of configuration problem. These solvers create attributes in the data model that define how the data will be interpreted when users make selections at run-time. In effect, this interpretation of the data relationships and constraints is the application of the “rules” that configure orders, make product recommendations, and generate price quotes.

Professional Services and Support

We offer a range of professional services in major markets worldwide. These services help companies use the packaged software functionality of our product line to create deployments that are specific to their businesses. Our professional services personnel typically have extensive experience in the deployment of enterprise-scale selling systems. When we assist companies in the implementation of our products, or their components, we help them determine how their individual selling strategies can be reflected in our packaged technology.

We believe we have developed an innovative approach and rigorous methodology for industry-specific implementations. Offered in specific vertical industries, we believe our implementation templates help customers achieve a rapid and successful deployment of our applications. Our expert professional services team helps customers and third party integrators implement our products. In addition, we have made it a priority to work with partners in order to provide our customers with greater flexibility in their implementation choices. The maturity and stability of our products have enabled us to experience success in working with implementation partners.

Quality training offers the most effective way for customers to derive maximum benefit from their investment. We train users in major markets worldwide and tailor training materials to the unique requirements of individual customers. We also have training programs for our implementation partners.

We offer comprehensive support for our product lines to our customers and partners in major markets worldwide. Support services are provided under annual software maintenance contracts. These contracts are renewable at the customer’s option and provide for online access to product documentation and frequently-asked-questions, support by e-mail or telephone to report problems or request technical assistance, and notification of service pack and upgrade availability. Phone support is available on a 24/7 basis for critical issues.  Our technical support team also provides data maintenance, enhancement, and end-user support services on a time and materials basis when not covered by our maintenance agreement.

Our technical support analysts have received product training and have the experience needed to provide the technical support our customers may require.  We have support resources in the United States, Europe and Japan.

Customers

We have targeted, and will continue to target, selected vertical industries with complex products, services or channel relationships as well as organizations with a distributed and connected customer base or dealer/broker network.  Target vertical markets for our software are discrete manufacturing companies, including high technology, transportation, construction machinery and agricultural equipment, and health insurance providers.  Our current customers include Symantec, G.E. Tip Trailer, Freightliner, Cummins Power Generation, Deere & Company, Horizon Blue Cross Blue Shield, Siemens Building Technologies, Steelcase International and Case New Holland.

In fiscal 2004, two customers accounted for approximately 55.7% of our net revenues.  In fiscal 2005, four customers accounted for approximately 47.9% of our net revenue. In fiscal 2006, three customers accounted for approximately 32.7% of our net revenue.  For the year ended June 30, 2006, as a percentage of total revenues, domestic sales were approximately 53.5% and foreign sales were approximately 46.5%.

Sales and Marketing Execution

We execute our sales and marketing strategy through direct and indirect channels, and currently have sales partnerships with system integrators and resellers.  The recent increase in interest in CPQ applications combined with the acceptance of the on-demand business model have opened up opportunities for partnerships with Salesforce.com™ and other enterprise applications providers which we are actively pursuing.  Additionally, our partner in Japan, Kozo Keikaku Engineering (KKE), is one of the country’s largest engineering firms.  KKE resells and implements our products, on a non-exclusive basis, in the Japanese market only.

Our sales team is organized geographically, with a focus for our product line on discrete manufacturing (including high technology, transportation, construction machinery, agricultural equipment, and others).

We are continually driving market awareness and developing leads in our target markets through a series of integrated sales and marketing campaigns. Our marketing organization utilizes a variety of programs to support our sales efforts, including market and product research and analysis, product and strategy updates with industry analysts, public relations activities and speaking engagements, Internet-based and direct mail marketing programs, seminars and trade shows, brochures, data sheets and white papers, and web site marketing.

Research and Development

Our research and development team is responsible for product planning, design and development of functionality within our software products, general release and quality assurance functions, third party integration and developing templates for target vertical industries.  We expect to continue to invest in research and development in the future.  We incurred research and development expenses of approximately $1.1 million and $1.8 million in the eight month period ended June 30, 2005 and the fiscal year ended June 30, 2006, respectively.

Competition

The markets for sales configuration are intensely competitive, constantly evolving, and subject to rapid technological change. We encounter competition for our product line from a number of different sources, including in-house technical staffs, traditional customer relationship management vendors, enterprise resource planning vendors, and other vendors of sales configuration point solutions. Of these vendors, our principal competitors include SAP, Oracle, Trilogy, Selectica, Big Machines, Webcom, and QuoteWerks among others.  There are a substantial number of other companies focused on providing Internet-based software applications for customer relationship management that may offer competitive products in the future. However, we believe that the market for sales configuration solutions is still in its formative stage, and that no currently identified competitor represents a dominant presence in this market.

We expect competition to increase as a result of software industry consolidation. For example, a number of enterprise software companies have acquired point solution providers to expand their product offerings. Our competitors may also package their products in ways that may discourage users from purchasing our products. Current and potential competitors may establish alliances among themselves or with third parties or adopt aggressive pricing policies to gain market share. In addition, new competitors could emerge and rapidly capture market share.

Although we believe we have advantages over our competitors in terms of the functionality and comprehensiveness of our solution, as well as our targeted vertical focus, there can be no assurance that we can maintain our competitive position against current and potential competitors, especially those with longer operating histories, greater name recognition or substantially greater financial, technical, marketing, management, service, support and other resources.

We believe that the principal competitive factors in our target markets include:

•                  adherence to emerging Internet-based technology standards;

•                  comprehensiveness of applications;

•                  adaptability, flexibility and scalability;

•                  real-time, interactive capability with customers, partners, vendors and suppliers;

•                  ability to support vertical industry requirements;

•                  ease of application use and deployment;

•                  speed of implementation;

•                  customer service and support; and

•                  initial price and total cost of ownership.

Proprietary Rights

We regard our products as proprietary.  We attempt to protect our products by relying on a combination of copyright, patent, trade secret and trademark laws, restrictions on disclosure and other methods.  In particular, we have developed and use registered trademarks and copyrights in our business.  We hold over 200 copyrights related to our business.  In addition, we own two trademark registrations in the United States and have four trademark applications pending with the United States Patent and Trademark Office.  Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with similar products in the same channels of trade by any third party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs.  We have filed applications and own trademark registrations and intend to register additional trademarks in foreign countries where products are or may be sold in the future.  We own one trademark registration in the European Union and have two trademark applications pending with the Office for the Harmonization of Intellectual Property.  We also have one trademark application pending with the Japan Trademark Office.  We believe these trademarks and copyrights constitute valuable assets, adding to our recognition and the marketing of our products and that these proprietary rights have been and will continue to be important in enabling us to compete.

Our software products are dependent, in part, on a non-exclusive worldwide license from Orion IP, LLC (“Orion”) to utilize certain critical patents and related rights in connection with the conduct of our business.   Pursuant to a patent purchase agreement (“Patent Purchase Agreement”) entered into by and between Orion and Firepond on January 28, 2004, Firepond sold, transferred, assigned and set over to Orion all rights, title and interest in 14 United States patents and 7 United States patent applications related to, among other things, methods practiced by Firepond and software designed, built and sold by Firepond as its own product (the “Patents”), for a purchase price of $1,000.000 payable pursuant to a promissory note.  Pursuant to a non-exclusive patent license agreement (“License Agreement”) executed between Orion and the Company on March 28, 2006, Orion granted us a non-exclusive, royalty free, worldwide, non-transferable, non-exclusive right and license under the Patents, without the right to sublicense, solely to make, use, sell, offer for sale, and import our products and services in connection with our business activities.  The License Agreement will continue with respect to each Patent until such Patent is no longer in force.

Third parties may assert claims or initiate litigation against us or our technology partners alleging that our existing or future products infringe their proprietary rights. We could be increasingly subject to infringement claims as the number of products and competitors in the market for our technology grows and the functionality of products overlaps. In addition, we may in the future initiate claims or litigation against third parties for infringement of our proprietary rights to determine the scope and validity of our proprietary rights. Any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

Employees

At June 30, 2006, we had a total of 48 employees, of which 21 were in research and development, 13 were in professional services and support, 5 were in sales and marketing, and 9 were in finance and administration.  None of our employees are represented by a labor union.

Risk Factors

Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our Common Stock could decline due to any of these risks, and you could lose all or part of your investment. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Report, including our consolidated financial statements and related notes.

Risk Relating to Our Business

Our “OnDemand” business is unproven, which makes it difficult to evaluate a large portion of our future business and prospects.

While we and our predecessors have been in business for over 20 years, the OnDemand software market is relatively new.  Firepond began offering OnDemand services in 2005, which makes evaluation of our current business and future prospects difficult.  The revenue and income potential of our business and the OnDemand software market are unproven.  In addition, because the market for OnDemand CPQ software is new and rapidly evolving, we have limited insight into trends that affect this business.  You must consider our business and prospects in light of the risks and difficulties we may encounter as a company in a new and rapidly evolving market.  Factors that may affect market acceptance of the OnDemand software service include:

•      reluctance by enterprises to migrate to an on-demand application service;

•                  the price and performance of this service;

•                  the level of customization we can offer;

•                  the availability, performance and price of competing products and services;

•                  reluctance by enterprises to trust third parties to store and manage their internal data; and

•                  adverse publicity about us, our service or the viability or security of on-demand application services generally from third party reviews, industry analyst reports and adverse statements made by competitors.

Many of these factors are beyond our control.  Our success will depend to a substantial extent on the willingness of enterprises, large and small, to increase their use of on-demand application services in general, and for CPQ in particular. Many enterprises have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to on-demand application services. Furthermore, some enterprises may be reluctant or unwilling to use on-demand application services because they have concerns regarding the risks associated with security capabilities, among other things, of the technology delivery model associated with these services. If enterprises do not perceive the benefits of on-demand application services, then the market for these services may not develop at all, or it may develop more slowly than we expect, either of which would significantly adversely affect our operating results. In addition, as a new company in this unproven market, we have limited insight into trends that may develop and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business.  The inability of our OnDemand application service to achieve widespread market acceptance would harm our business and have a material adverse effect on us.

We and our predecessors have incurred losses in the past and we may not be able to maintain profitability in the future.

We incurred a net loss of $69,203 for the eleven months ended October 31, 2004, net income of $2,041,192 for the eight months ended June 30, 2005 and a loss of $4,783,181 for the fiscal year ended June 30, 2006.  Our predecessor, Firepond, incurred quarterly and annual losses intermittently since it was formed in 1983, and regularly since fiscal 1997. Firepond incurred net losses of $20.6 million in fiscal 2003, $23.7 million in fiscal 2002, $70.3 million for fiscal 2001, and $16.3 million for fiscal 2000.  We may not be able to establish or maintain profitable operations in the future.  We also expect that our operating expenses will continue to increase in the future.  We cannot provide assurance that we will be able to generate sufficient revenue to establish or maintain profitability.  You should not consider any historical performance of us or Firepond as necessarily being indicative of our future results.

Our quarterly revenue and operating results are volatile and difficult to predict, and if we fail to meet the expectations of investors, the market price of our Common Stock would likely decline significantly.

Our revenue and operating results are likely to fluctuate significantly from quarter to quarter, due to a number of factors. These factors include:

•      our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;

•                  the timing of additional investments in our OnDemand application service and in our maintenance services;

•                  technical difficulties or interruptions in our service;

•                  the rate of expansion and effectiveness of our sales force;

•                  the length of the sales cycle for our service;

•                  our ability to form strategic relationships with third parties for the distribution of our software, and the level of costs that these arrangements entail;

•                  our ability to promote software products, as well as the cost and effectiveness of such advertising;

•                  costs or potential limitations on our business activities resulting from litigation and regulatory developments in our industry, which could be significant;

•                  our ability to obtain additional customers or to derive additional revenue from our existing customers;

•                  downward pricing pressures on our software licenses;

•                  costs associated with any future acquisitions;

•                  our ability to respond to technological developments in our industry; and

•                  fluctuations in economic and market conditions, particularly those affecting the market for technology spending or the industries of our customers, such as manufacturing, insurance and financial services.

Many of these factors are largely outside of our control, and there are many facets of each of these factors over which we have limited control. As a result of the factors above and the evolving nature of our business and industry, we may be unable to forecast our revenue accurately. We plan our expenses based on operating plans and estimates of future revenue. We may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfalls. Additionally, a failure to meet our revenue or expense projections would have an immediate and negative impact on our operating results. If this were to happen, the market price of our Common Stock would likely decline significantly.

Restrictive covenants in the Indenture governing the Notes issued in the CAP Financing and the related securities purchase agreement, and any additional indebtedness that we may incur, may restrict our ability to pursue our business strategies.

The Indenture governing the Notes issued in the CAP Financing and the related securities purchase agreement limit our ability, among other things, to:

•                  incur additional indebtedness without the prior consent of the Note holders;

•                  incur liens;

•                  redeem, repurchase, or declare or pay any dividend or distribution on our capital stock;

•                  consolidate, merge, sell or otherwise dispose of all or substantially all of our assets or enter into a Business Combination Transaction;

•                  issue to our directors, officers or consultants Company equity or securities convertible into equity without the prior approval of the Note holders; and

•                  enter into transactions with our affiliates.

In addition, the Indenture includes other and more restrictive covenants and, subject to certain exceptions, prohibits us from prepaying our other indebtedness while indebtedness under the Notes is outstanding. The Indenture also requires us to maintain compliance with specified financial ratios and minimum subscriber targets.  Our ability to comply with these ratios may be affected by events beyond our control.

The restrictions contained in the Indenture and the securities purchase agreement could limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or otherwise restrict our activities or business plans.  A breach of any of these restrictive covenants or our inability to comply with the required financial ratios could result in a default under the Indenture.  If a default occurs, the Note holders may, among other remedies, elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable.  The Note holders also have the right in these circumstances to terminate any commitments they have to provide further borrowings.  If we are unable to repay outstanding borrowings when due, the Note holders also have the right to proceed against the collateral, including our available cash, granted to them to secure the indebtedness.  If the indebtedness under our CAP Financing and the Notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

Indebtedness incurred under the CAP Financing, and other debt financings that we may secure from time to time (subject to the restrictions imposed by the Indenture), could have other important consequences, such as:

•                  making it more difficult for us to satisfy our debt obligations;

•                  requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes;

•                  increasing our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•                  placing us at a competitive disadvantage compared to our competitors that have less debt; and

•                  limiting our ability to borrow additional funds.

To service our indebtedness, we will require a significant amount of cash.  All or a portion of the cash required to service the Notes issued in the CAP Financing may be provided by investment of the proceeds of the CAP Financing in government-issued debt securities.  However these investments may not provide enough funds to satisfy our debt service on the Notes.  Our ability to generate cash depends on many factors beyond our control.  We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to pay our indebtedness or to fund our other liquidity needs.

Further details of the CAP Financing are described below under “Item 6.—Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company—Recent Financings”.

Failure to expand our relationships with third party channels may adversely impact our support and maintenance of existing customers, delay the implementation of our products and delay the growth of our revenue.

Our business strategy includes expanding and increasing third party channels which license and support our products, such as resellers, distributors, OEMs, system integrators and consulting firms. This often requires that these third parties recommend our products to their customers and install and support our products for their customers. To increase our revenue and implementation capabilities, we must develop and expand our relationships with these third parties. In addition, if these firms fail to implement our products successfully for their clients, we may not have the resources to implement our products on the schedule required by the client which would result in our inability to recognize revenue from the license of our products to these customers.

We do not have an adequate history with our subscription model to predict the rate of customer subscription renewals and the impact these renewal rates will have on our future revenue or operating results.

Our customers have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period.  In addition, these customers may renew for a lower priced edition of our service or for fewer subscriptions. We have limited historical data with respect to rates of customer subscription renewals, so we cannot accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their dissatisfaction with our service and their ability to continue their operations and spending levels. If our customers do not renew their subscriptions for our service, our revenue will decline and our business will suffer.

Our future success also depends in part on our ability to sell additional features or enhanced editions of our service to our current customers. This may require increasingly sophisticated and costly sales efforts that are targeted at our customers’ senior management. If these efforts are not successful, our business may suffer.

Because we will recognize revenue from subscriptions for our service over the term of the subscription, downturns or upturns in sales may not be immediately reflected in our operating results.

We generally recognize license/subscription revenue from our products ratably over the terms of the license/subscription agreements, which are typically 12 to 24 months, although terms can range from 1 to 60 months. As a result, much of the revenue that we report in each quarter is deferred revenue from license/subscription agreements entered into during previous quarters.  Consequently, a decline in new or renewed licenses/subscriptions in any one quarter will not necessarily be fully reflected in the revenue in that quarter and will negatively affect our revenue in future quarters.  In addition, we may be unable to adjust our cost structure to reflect these reduced revenues.  Accordingly, the effect of significant downturns in sales and market acceptance of our products and services may not be fully reflected in our results of operations until future periods. Our license/subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The market for CRM and CPQ applications is intensely competitive and rapidly changing, barriers to entry are relatively low, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future.  Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater resources than we do. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements.  Some of our principal competitors offer their products at a lower price, which has resulted in pricing pressures. If we are unable to maintain our current pricing, our operating results could be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our service to achieve or maintain more widespread market acceptance, any of which could harm our business.  If we fail to compete effectively, our operating results will be harmed.

If we are unable to introduce new and enhanced products on a timely basis that respond effectively to changing technology, our revenue may decline.

Our market is characterized by rapid technological change, changes in customer requirements, frequent new product and service introductions and enhancements, and evolving industry standards. Advances in Internet technology or in e-commerce software applications, or the development of entirely new technologies to replace existing software, could lead to new competitive products that have better performance or lower prices than our products and could render our products obsolete and unmarketable. In addition, if a new software language or operating system becomes standard or is widely adopted in our industry, we may need to rewrite portions of our products in another computer language or for another operating system to remain competitive. If we are unable to develop new and enhanced products on a timely basis that respond to changing technology, our business could be seriously harmed.

A delayed recovery in information technology spending could reduce sales of our products.

Average license fees for our product suite have historically ranged from approximately less than a hundred thousand dollars to several million dollars. Often this represents a significant information technology capital expenditure for the companies to which we target our sales efforts. In addition, regardless of the cost of our products, many companies may elect not to pursue information technology projects, which may incorporate our product suites or their individual components, as a result of the global information technology spending slowdown. Consequently, if the current global environment in information technology spending should continue or decline even further, whether resulting from a weakened economy or other factors, we may be unable to maintain or increase our sales volumes and achieve our targeted revenue growth. In addition, we depend on our customers to pay recurring maintenance fees for technical support and product upgrades. Often, this represents a significant and recurring information technology capital expenditure for our customers. As a result, if the global environment in information technology should continue or decline further, whether resulting from a weakened economy or other factors, we may be unable to maintain our maintenance revenues at their current levels and achieve our targeted revenues.  Furthermore, we expect that our historical maintenance revenues will decline with time as we expend more resources on our OnDemand products and less resources on our historical maintenance customers.   In the event such revenues decline we may make the decision to sell or abandon our historical maintenance business.  This would cause an immediate decline in our future revenues and could result in us not meeting our targeted revenue objectives.

Defects in our products and services could diminish demand for our products and services and subject us to substantial liability.

Because our products and services are complex and have incorporated a variety of software both developed in-house and acquired from third party vendors, our products and services may have errors or defects that users identify after they begin using them that could result in unanticipated downtime for our subscribers and harm our reputation and our business.  Traditional enterprise software products and Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released.  Our products may be particularly susceptible to bugs or performance degradation because of the evolving nature of Internet technologies and the stress that full deployment of our products over the Internet to thousands of end-users may cause.  We have from time to time found defects in our products and services and new errors in our existing products and services may be detected in the future.  Since our customers use our products and services for important aspects of their business, any errors, defects or other performance problems with our products or services could hurt our reputation and may damage our customers’ businesses.  If that occurs, customers could elect not to renew, or delay or withhold payment to us, we could lose future sales or customers may make warranty claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation.

In addition, if one of our products fails, a customer may assert a claim for substantial damages against us, regardless of our responsibility for the failure.  Our product liability insurance may not cover claims brought against us. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages.  Any product liability claims, whether or not successful, could seriously damage our reputation and our business.

We rely on third-party hardware and software that may be difficult to replace or which could cause errors or failures of our service.

We rely on hardware purchased or leased and software licensed from third parties in order to offer our service, including Weblogic Application Server software from BEA and a non-exclusive worldwide license from Orion IP, LLC to utilize certain critical patents and related rights in connection with the conduct of our business. This hardware and software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could result in delays in the provisioning of our service until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated.  Any such loss, in turn, could prevent the implementation or impair the functionality of our products, delay new product introductions, or injure our reputation.  In addition, any errors or defects in third-party hardware or software could result in errors or a failure of our service which could harm our business.

Difficulties associated with the protection of our intellectual property and potential claims alleging infringement of third party’s intellectual property could harm our ability to compete and result in significant expense to us and loss of significant rights.

Our success and ability to compete is dependent in part upon our proprietary technology.   In addition, our software products are dependent, in part, on a non-exclusive worldwide license from Orion IP, LLC to utilize certain critical patents and related rights in connection with the conduct of its business.  Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors’ offering similar products, potentially resulting in loss of a competitive advantage and decreased revenue. Existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Therefore, we may not be able to protect our proprietary rights against unauthorized third party copying or use. Furthermore, policing the unauthorized use of our products is difficult. Some of our contractual arrangements provide third parties with access to our source code and other intellectual property upon the occurrence of specified events. This access could enable these third parties to use our intellectual property and source code to develop and manufacture competing products, which would adversely affect our performance and ability to compete. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could materially adversely affect our future operating results.

Further, the software industry is characterized by the existence of frequent litigation of intellectual property rights. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays, disrupt our relationships with our customers or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our operating results. We may also be obligated to indemnify our business partners in any such litigation, which could further exhaust our resources.  Furthermore, as a result of an intellectual property challenge, we may be prevented from providing some or all of our services unless we enter into royalty, license or other agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us.  If a claim against us is successful and we cannot obtain a license to the relevant technology on acceptable terms, license a substitute technology or redesign our products to avoid infringement, our business, financial condition and results of operations would be materially adversely affected.

We depend on key personnel and must attract and retain qualified personnel to be successful.

Our success depends upon the continued contributions of our senior management, sales, engineers, and professional services personnel, who perform important functions and would be difficult to replace. Also, we believe that our future success is highly dependent on William Santo, our Chief Executive Officer. The loss of the services of any key personnel, particularly senior management, sales, engineers, or professional services personnel could seriously harm our business.

In addition, to continue to execute on our growth plan, we must attract and retain other highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and Internet-related services and senior sales executives. We may not be successful in attracting and retaining qualified personnel. We and our predecessors have from time to time in the past experienced, and we expect to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Volatility in the price of our stock may therefore adversely affect our ability to attract or retain key employees. Furthermore, the new requirement to expense stock options may discourage us from granting the size or type of stock option awards that job candidates require to join our company.  In order to attract personnel to meet our technical development needs in the future we may have to pay above market rates or open satellite offices.  Such additional costs could negatively impact our profitability.  If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.

We depend on our direct sales force for a significant portion of our current sales and our growth depends on the ability of this direct sales force to increase sales to a level that will allow us to reach and maintain profitability.

Our ability to increase sales will depend on our ability to train and retain top quality sales people who are able to target prospective customers’ senior management, and who can productively and efficiently generate and service large accounts. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel in the future. Turnover among our sales staff has been significant and a number of our employees have left or been terminated.  In addition, new hires require significant training and may, in some cases, take more than a year before they achieve full productivity.  Recent hires and planned hires may not become as productive as we would like. If we are unable to retain qualified sales personnel, or if newly hired personnel fail to develop the necessary skills or to reach productivity when anticipated, we may not be able to increase sales of our products and services.

In addition, in connection with our effort to streamline our operations, reduce costs and bring its staffing and infrastructure in line with industry standards, Firepond restructured its organization and reduced its workforce. In connection with the restructurings, during fiscal 2001 Firepond terminated 363 employees and 90 consultants, and during fiscal 2002 it terminated 93 employees.  In fiscal 2003, Firepond eliminated 55 positions and shut down its foreign offices.  In fiscal 2004, Firepond eliminated 36 positions and continued to streamline its operations by closing its Bloomington office.  This restructuring may also yield unanticipated consequences, such as attrition beyond our planned reduction in workforce and loss of employee morale and decreased performance. Continuity of personnel is an important factor in the successful completion of our business plan and ongoing turnover in our personnel could materially and adversely impact our sales and marketing efforts, current customer implementations, and our development projects. We believe that hiring and retaining qualified individuals at all levels is essential to our success, and there can be no assurance that we will be successful in attracting and retaining the necessary personnel.

If our security measures are breached and unauthorized access is obtained to a customer’s data, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant liabilities.

Our service involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to one of our customers’ data, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers.

Interruptions or delays in service from our third-party Web hosting facility could impair the delivery of our service and harm our business.

We provide our OnDemand service through computer servers located at two separate third-party computer server facilities, Qwest Communications International (“Qwest”) located in Minneapolis, Minnesota and OpSource, Inc. (“OpSource”) located in Ashburn, Virginia.  The OpSource facility is a SAS70 Type-II service facility, a security rating that is required by many OnDemand customers.  As such we are in the process of transitioning much of our OnDemand hosting operations from Qwest to OpSource.   We do not control the operation of either of these facilities, which are subject to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism, work stoppages, strikes and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster, a decision to close either or both facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our service.  In addition, the failure by Qwest and/or OpSource to provide our required data communications capacity could result in interruptions in our service.  We are currently in the process of obtaining additional business continuity services and additional data center capacity;

however, none of these services or capacity are currently operational.  Any damage to, or failure of, our systems could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates. Our business will be harmed if our customers and potential customers believe our service is unreliable.

Control by our principal stockholder will limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.

Douglas Croxall, the Chairman of our Board of Directors, currently beneficially holds, directly or indirectly, 2,802,414 shares or approximately 45.9% of the issued and outstanding shares of our Common Stock as of September 15, 2006.  Therefore, Mr. Croxall will have the ability to materially influence the election of our Board of Directors and the outcome of any matter presented for a vote to our stockholders.  This concentration of ownership could also have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of the Common Stock or prevent our stockholders from realizing a premium over the market price for their shares of Common Stock.

We are incurring increased costs as a result of being a public company, compared to the historical operations of Firepond.

As a public company, we are incurring significant legal, accounting and other expenses that we or Firepond did not incur as a private company.  Firepond became a private company on December 3, 2003.  In addition, the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC, requires changes in corporate governance practices of public companies.  In addition, if, as planned, our stock is listed on Nasdaq, the American Stock Exchange or another major exchange, we will incur additional compliance expenses.  We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

Our compliance with the Sarbanes-Oxley Act of 2002 and SEC rules concerning internal controls may be time consuming, difficult and costly.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly traded companies to obtain.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our Common Stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and current SEC regulations, beginning with our annual report on Form 10-KSB for our fiscal year ending June 30, 2008, we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of 2007. We will soon begin the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act of 2002. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Common Stock.

Risks Relating to Our Growth Strategy

We might require additional capital to support business growth, and this capital might not be available.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges or opportunities, including the need to develop new services or enhance our existing service, enhance our operating infrastructure or acquire complementary businesses and technologies.  In March 2006, we consummated the CAP Financing in which we secured a gross amount of $50.0 million in new financing through the issuance of senior secured notes.  The proceeds of the CAP Financing may be used to fund a Business Combination Transaction, subject to the approval of holders of at least 75% of the principal amount of outstanding Nonconvertible Notes.  We have no assurance that such approval can be obtained in connection with a proposed Business Combination Transaction.  Accordingly, we may need to engage in equity or debt financings to secure additional funds.  Under the terms of the Indenture governing the Notes, we generally are required to obtain the consent of the Note holders to incur any additional indebtedness.  If additional debt financing is required, we may not be able to obtain the requisite consent of the Note holders.

In addition, if we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Common Stock.  Holders of our Common Stock may be further diluted upon the conversion of the Nonconvertible Notes issued in the CAP Financing to Convertible Notes following the approval of a Business Combination Transaction, and the subsequent conversion of the Convertible Notes into our Common Stock, or upon the exercise of the CAP Warrants and PIPE Warrants issued in connection with those financings.

As discussed above, the Indenture governing the Notes imposes covenants that restrict our business operations and our ability to incur additional debt.  If we were to secure additional debt financing in the future, we could be subject to additional restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Difficulties and financial burdens associated with mergers and acquisitions could harm our business and financial results.

On February 15, 2001, Firepond acquired all of the outstanding stock of Brightware, Inc.  This acquisition proved difficult to integrate into Firepond’s operations and product base.  In May 2004, Firepond sold the Brightware assets to a third party.  We will seek to acquire additional assets or companies that require integration of operations or products with our present operations or products.  Present management has not made any acquisitions or investments to date on our behalf, and therefore our ability as an organization to make acquisitions or investments is unproven.  Acquisitions and investments involve numerous risks, including:

•                  difficulties in integrating operations, technologies, services and personnel;

•                  exposure to unknown liabilities of the acquired asset or business;

•                  diversion of financial and managerial resources from existing operations;

•                  risk of entering new markets;

•                  potential write-offs of acquired assets or investments;

•                  potential loss of key employees;

•                  additional acquisition costs and unanticipated expenses;

•                  inability to generate sufficient revenue to offset acquisition or investment costs or to pay off any debt incurred therewith, including any debt incurred under the CAP Financing; and

•                  delays in customer purchases due to uncertainty.

Any merger or acquisition of or by us may not produce the revenue, earnings or business synergies that we anticipated, and an acquired product, service or technology might not perform as expected.  Prior to completing a merger or acquisition, it is difficult to determine if such benefits can actually be realized.  The process of integrating companies into our business or integrating our company into another business may also result in unforeseen difficulties. Unforeseen operating difficulties may absorb significant management attention, which we might otherwise devote to our existing business.  In addition, the process may require significant financial resources that we might otherwise allocate to other activities, including the ongoing development or expansion of our existing operations. If we pursue a future merger or acquisition, our management could spend a significant amount of time and effort identifying and completing the merger or acquisition. If we make a future acquisition, we could issue equity securities which would dilute current stockholders’ percentage ownership, incur substantial debt, assume contingent liabilities or incur a one-time charge.  In addition, we may issue additional shares of Common Stock upon the conversion of the Convertible Notes that may be issued following the approval of a Business Combination Transaction, which may further dilute our stockholders.

Our planned growth could strain our personnel resources and infrastructure, and if we are unable to implement appropriate controls and procedures, we may not be able to successfully implement our business plan.

Our plans provide for rapid growth in headcount and operations, which will place significant strain on our management and our administrative, operational and financial infrastructure.  We anticipate that further growth will be required to address increases in our customer base, as well as our expansion into new geographic areas.  Our success will depend in part upon the ability of our senior management to manage this growth effectively.  To do so, we must continue to hire, train and manage new employees as needed.  If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed.  To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures.  The additional headcount and capital investments we are adding will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term.  If we fail to successfully manage our growth, we will be unable to execute our business plan.

We recently hired a new senior management team, including William Santo (CEO), Carol Ferrari (VP-Marketing), Jerry Keefe (VP-Operations) and Stephen Peary (CFO).  This team has not worked together previously and may not work effectively together.  Moreover, the new management team has limited experience in developing, marketing, selling, implementing and servicing CPQ software.  The new team may not be able to meet our business objectives, including the marketing of our new OnDemand product.  There can be no assurance that we will be able to successfully manage future expansion, and any inability to do so could have a material adverse effect on our business, results of operations and financial condition.

Any efforts we may make in the future to expand our service beyond the CPQ market may not succeed.

To date, we have focused our business on providing on-demand application services for the CPQ market, but we may in the future seek to expand into other markets. However, any efforts to expand beyond the CPQ market may never result in significant revenue growth for us. In addition, efforts to expand our on-demand application service beyond the CPQ market may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, which may harm our business.

As we expand our services internationally, our business will be susceptible to additional risks associated with international operations.

We believe we must expand our services internationally and expect to commit significant resources to this expansion.  As we increase our international activities, we will be exposed to additional challenges, including:

•                  fluctuations in currency exchange rates;

•                  seasonal fluctuations in purchasing patterns in other countries;

•                  different regulatory requirements;

•                  difficulties in collecting accounts receivable in other countries;

•                  the burdens of complying with a wide variety of foreign laws;

•                  challenges in staffing and managing foreign operations;

•                  political and economic instability; and

•                  potentially adverse tax consequences, including those resulting from unexpected changes in tax laws.

We have limited experience operating outside the United States and with marketing our services globally. Our presence in global markets may require significant management attention and financial resources which may adversely affect our ability to effectively manage our business.

Risk Relating to Our Common Stock

There has been no active public market for our Common Stock, and prospective investors may not be able to resell their shares at or above the purchase price paid by such investor, or at all.

Our Common Stock is quoted on the OTC Bulletin Board under the symbol “FPTI.OB.”  The OTC Bulletin Board tends to be illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares, except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of market volatility for securities that trade on the OTC Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors including:

•                  The lack of readily available price quotations;

•                  The absence of consistent administrative supervision of “bid” and “ask” quotations;

•                  Low number of freely tradable shares outstanding;

•                  Lower trading volume; and

•                  Market conditions.

In addition, the value of our Common Stock could be affected by:

•                  Actual or anticipated variations in our operating results;

•                  Changes in the market valuations of other similarly situated companies developing similar software products;

•                  Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•                  Adoption of new accounting standards affecting our industry;

•                  Additions or departures of key personnel;

•                  Introduction of new product or services by us or our competitors;

•                  Sales of Common Stock or other securities in the open market;

•                  Changes in financial estimates by securities analysts;

•                  Conditions or trends in the market in which we operate;

•                  Changes in earnings estimates and recommendations by financial analysts;

•                  Our failure to meet financial analysts’ performance expectations; and

•                  Other events or factors, many of which are beyond our control.

In a volatile market, you may experience wide fluctuations in the market price of our securities. These fluctuations may have an extremely negative effect on the market price of our securities and may prevent you from obtaining a market price equal to your purchase price when you attempt to sell our securities in the open market. In these situations, you may be required to either sell our securities at a market price which is lower than your purchase price, or to hold our securities for a longer period of time than you planned. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using Common Stock as consideration.

We cannot assure you that our Common Stock will become listed on the American Stock Exchange, Nasdaq or any other securities exchange.

We plan to seek listing of our Common Stock on the American Stock Exchange or Nasdaq as soon as practicable.  However, we cannot assure you that we will be able to meet the initial listing standards of either of these or any other stock exchange, or that we will be able to maintain a listing of the Common Stock on either of these or any other stock exchange. Pending listing, if any, our Common Stock is eligible to trade on the OTC Bulletin Board, where an investor may find it difficult to dispose of shares or obtain accurate quotations as to the market value of the Common Stock.  In addition, we would be subject to an SEC rule that, if we failed to meet the criteria set forth in such rule, imposes various requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors.  Consequently, such rule may deter broker-dealers from recommending or selling the Common Stock, which may further affect its liquidity.

Securities analysts may not initiate coverage or continue to cover our Common Stock and this may have a negative impact on our Common Stock’s market price.

The trading market for our Common Stock may depend significantly on the research and reports that securities analysts publish about us or our business. We do not have any control over these analysts. There is no guarantee that securities analysts will cover our Common Stock. If securities analysts do not cover our Common Stock, the lack of research coverage may adversely affect our Common Stock’s market price. If we are covered by securities analysts, and our stock is downgraded, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

If we are unable to cause a registration statement to become effective in a timely manner for certain Common Stock and warrants issued by us pursuant to a private placement in August 2006, we will be required to pay liquidated damages, which could materially affect our financial condition.

In August 2006, we completed a PIPE Financing of 1,000,000 Units at $7.00 per Unit, with each Unit consisting of one share of our Common Stock and a warrant to purchase one additional share of Common Stock at $7.00 per share, exercisable for five years after issuance.  Pursuant to a Registration Rights Agreement entered into with investors in the offering, we are obligated to register for resale on a registration statement to be filed within 45 days after August 31, 2006 the shares of Common Stock issued in the PIPE Financing as well as the shares of Common Stock issuable upon exercise of the Warrants.  In the event the registration statement is not filed or effective within the prescribed periods, or becomes unavailable for use by the investors for an extended period, we will be required to pay liquidated damages for each month (adjusted proportionally for any portion thereof) in which we are not in compliance with our obligation to file or make effective the registration statement.   There are many reasons, including those over which we have no control, which could delay the effectiveness of the registration statement, including delays resulting from the SEC review process and comments raised by the SEC during that process.  Our financial condition may be materially adversely affected if we are required to pay such liquidated damages.

Upon the effectiveness of the registration statement, there will be a significant number of shares of Common Stock eligible for sale, which could depress the market price of our stock.

Following the effective date of the registration statement covering the shares of Common Stock issued in connection with the PIPE Financing as well as the shares of Common Stock issuable upon exercise of the warrants issued in connection therewith, a large number of shares of Common Stock would become available for sale in the public market, which could harm the market price of the stock.  In addition, a significant amount of Common Stock will be eligible for sale on the second anniversary following our CAP Financing, which closed on March 29, 2006.  Further, shares may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for the Common Stock.  In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market Common Stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale.

ITEM 2.                                               PROPERTIES

We currently lease three commercial properties.  Our business operations are headquartered in Mankato, Minnesota.  The address in Mankato is 11 Civic Center Plaza, Suite 310, Mankato, MN 56001.  This office occupies 7,491 square feet, and rent, including on-site storage, is $10,550 per month.  Common area charges are assessed on an annual basis.  The lease expires on February 28, 2011.

We lease our principal executive offices in Newton, Massachusetts.  This office occupies 1,322 square feet. Rent is $2,120 per month, and common area charges are assessed on an annual basis.  The lease expires on March 31, 2007.

We also currently lease space in Beverly Hills, California.  The office occupies 1,800 square feet, and monthly rent is $4,062.  The lease expires on December 31, 2009.

ITEM 3.                                               LEGAL PROCEEDINGS

IPO Litigation

In August, 2001, our predecessor, Firepond, Inc., was named as a defendant in a securities class action filed in United States District Court for the Southern District of New York related to its initial public offering (“IPO”) in February, 2000.  The lawsuit also named certain of the underwriters of the IPO, including FleetBoston, Dain Rauscher, and SG Cowen, as well as officers and directors of Firepond, Klaus P. Besier and Paul K. McDermott, as defendants.  Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which have been included in a single coordinated proceeding in the Southern District of New York (the “IPO Litigations”).  The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of Firepond’s stock.  An amended complaint was filed on April 19, 2002.  Firepond, Inc. and the officers and directors identified above were named in the suits pursuant to Section 11 of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and other related provisions.  The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

In June 2003, a proposed settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies.  On or about July 30, 2003, a committee of Firepond’s Board of Directors conditionally approved the proposed partial settlement. The settlement would provide, among other things, a release of Firepond and of the individual defendants for the conduct alleged to be wrongful in the amended complaint.  Firepond would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims it may have against its underwriters.  Any direct financial impact of the proposed settlement is expected to be borne by Firepond’s insurance carriers.

In October 2003, the action involving Firepond was designated (along with several other actions) as a test or “focus” case for purposes of class certification and merits discovery in the actions proceeding against the underwriter defendants.  The fact that Firepond is a defendant in a “focus” case does not impact its participation in the settlement.  However, as a “focus” case defendant, Firepond may be subjected to additional discovery and other involvement in the proceedings against the underwriter defendants as compared to other issuer defendants.

In June 2004, an agreement of settlement was submitted to the court for preliminary approval.  The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications.

On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005.  The settlement fairness hearing was held on April 24, 2006, and the court reserved decision.  If the court determines that the settlement is fair to the class members, the settlement will be approved.  There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.

Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, we cannot accurately predict the ultimate outcome of the matter.

We may from time to time also be subject to various other claims and legal actions arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition, or results of operations.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective May 26, 2006, our board of directors and stockholders holding an aggregate of 3,417,333 shares of our Common Stock, representing approximately 67.0% of the total shares of our Common Stock then outstanding, approved by written consent in lieu of a special meeting the Plan and Agreement of Merger between AFG and us, pursuant to which AFG merged with and into us, with us being the surviving corporation.  In connection with the Reorganization, the surviving corporation adopted the amended and restated certificate of incorporation and bylaws of FPT, and changed its corporate name to “FP Technology, Inc.”  For further information regarding the Reorganization, please see the Definitive Information Statement on Schedule 14C filed with the SEC on June 9, 2006.

Effective June 29, 2006, our board of directors and holders of an aggregate of 3,991,939 shares of our Common Stock, representing approximately 78.3% of the total shares of our Common Stock then outstanding, approved by written consent in lieu of a special meeting our 2006 Stock Incentive Plan (the “2006 Plan”).  The 2006 Plan will become effective upon the filing and distribution of the information statement relating therewith to our stockholders pursuant to applicable SEC rules and regulations.  The 2006 Plan will permit us to grant to our key employees, directors and consultants up to 1,766,000 shares of Common Stock pursuant to stock option awards, restricted stock grants, and other stock-based award.  No stock award has been issued under the 2006 Plan, and no award will be issued to our employees or directors until after we have filed a definitive information statement relating to the 2006 Plan with the SEC.

PART II

ITEM 5.                                                 MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is currently listed for trading on the OTC Bulletin Board under the symbol “FPTI.OB.”  From on or about June 9, 2006 to on or about July 5, 2006 our Common Stock was quoted on the OTC Bulletin Board under the symbol “AFGU.”  From May 2003 to on or about June 8, 2006 our Common Stock was quoted on The Pink Sheets under the symbol “AFGU.” The following table sets forth the high and low bid price for our Common Stock for each quarter for the fiscal years ended June 30, 2005 and 2006, as quoted on The Pink Sheets and the OTC Bulletin Board.  Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2005		2006
Period	High	Low	High	Low
First Quarter	$0.0150	$0.0001	$0.0000	$0.0000
Second Quarter	0.0001	0.0001	0.0000	0.0000
Third Quarter	0.0000	0.0000	0.0000	0.0000
Fourth Quarter	0.0000	0.0000	7.2500	7.2500

There currently is a very limited public market for our Common Stock and no assurance can be given that a large public market will develop in the future.  The trading market for our Common Stock is extremely thin.  In view of the lack of an organized or established trading market for the Common Stock and the extreme thinness of whatever trading market may exist, the prices reflected on the chart as reported on the Bulletin Board may not be indicative of the price at which any prior or future transactions were or may be effected in the Common Stock.  Stockholders are cautioned against drawing any conclusions from the data contained herein, as past results are not necessarily indicative of future stock performance.

As of September 15, 2006, there were approximately 648 record holders of our Common Stock; this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.

We have not paid and do not expect to pay any dividends on our shares of Common Stock for the foreseeable future, as any earnings will be retained for use in the business.

On June 27, 2006, our Board of Directors and holders of a majority of the issued and outstanding shares of our Common Stock adopted and approved the 2006 Plan. The 2006 Plan was adopted to provide certain stock incentive awards to officers, directors, key-employees, and independent contractors that provide services to the Company. A maximum of 1,766,000 shares of our Common Stock may be issued pursuant to all awards (“Awards”) issuable under the 2006 Plan. The types of Awards available for issuance under the 2006 Plan may consist of one or a combination of the following: stock options, stock appreciation rights, dividend equivalent right, restricted stock, and restricted stock unit. Currently, there have been no Awards issued under the 2006 Plan.

ITEM 6.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

The following is a discussion and analysis of the financial condition and results of operations of Firepond, Inc. for the period December 2, 2003 through October 31, 2004, and the consolidated  financial condition and results of operations for Firepond, Inc. and FP Technology Holdings, Inc.  for the eight months ended June 30, 2005 and the consolidated financial condition of Firepond, Inc., AFG Enterprises, USA, Inc. (“AFG”) and FP Technology, Inc. for the  fiscal year ended June 30, 2006.  This discussion and analysis should be read in conjunction with the financial statements and notes thereto for the above listed periods.

Our discussion includes forward-looking statements, which involve certain risks and uncertainties.  Certain statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company” are forward-looking statements that involve risks and uncertainties. Words such as anticipates, expects, intends, plans, believes, seeks, estimates, and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from these expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under “Risk Factors”, “Overview”, and “Liquidity and Capital Resources” included in these sections and those appearing elsewhere in this Form10-KSB. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

All references in this Form 10-KSB to “the Company” or “FPT” refer to FP Technology, Inc., after giving effect to the Reorganization on June 29, 2006 whereby AFG was merged into FP Technology Holdings, Inc. and was renamed FP Technology, Inc., described in more detail elsewhere herein.

Overview

The Company is a leading provider of on-demand software that optimizes the process of converting leads into accurate orders.  Our Firepond OnDemand sales configuration system guides sales people, channel partners and customers through the entire “lead-to-order” business process — delivering lead management, needs analysis, product and pricing configuration, quote and proposal generation, and order management.  We provide interactive selling software solutions that help companies profitably acquire and retain customers.  The complementary configuration, pricing and guided selling solutions are based on patented technology.  Our solutions help drive new revenue streams, increase profitability, and manage customer interactions across all channels throughout the sales cycle.

From the inception of our predecessor company, Firepond, in 1983 through 1997, we generated revenue primarily through providing custom development services.  These services consisted of the development of highly customized applications utilizing core software technology, and related software maintenance and data maintenance services.  In early fiscal 1997, Firepond undertook a plan to change its strategic focus from a custom development services company to a software product company providing more standardized solutions.  Firepond’s first packaged software product was introduced in May 1997.  Firepond released the Firepond Application Suite in October 1999, and renamed and repackaged the Firepond Application Suite as the SalesPerformer Suite in December 2000.

In February 2000, Firepond completed its initial public offering.  Soon thereafter, as a result of a global slowdown in information technology spending, including in the Customer Relationship Management market, Firepond undertook a comprehensive restructuring of its operations.  Firepond incurred substantial losses from 2000 through 2003.  Throughout this period Firepond invested heavily in research and development.

On December 2, 2003, Jaguar Technology Holdings, LLC acquired Firepond in exchange for cash equal to $3.16 per share, and Firepond became a private company.  On September 13, 2005, FP Technology Holdings, Inc. (“FPT Holdings”) acquired all of the operating assets, certain liabilities, and all of the employees of Firepond as part of a restructuring and new financing transaction.  Before and after this transaction, both Firepond and FPT Holdings were 100% owned by the same entity.  On January 17, 2006, Firepond was liquidated, and a liquidating trust was created to liquidate the remaining assets of Firepond, enforce and pursue the causes of action of Firepond, provide for a reserve against the payment of any contingent liabilities, and distribute the net proceeds to its stockholder.

On March 29, 2006, AFG Enterprises USA, Inc., a public shell company, acquired FPT Holdings pursuant to an Agreement and Plan of Merger.  In connection with this transaction, AFG changed its fiscal year from December 31 to June 30 to conform to FPT’s fiscal year end.  AFG issued an aggregate of 3,991,939 shares of its common stock to the stockholders of FPT Holdings in this transaction.

On June 29, 2006, AFG Enterprises USA, Inc., the 100% owner of FPT Holdings, merged with and into FPT Holdings, with FPT Holdings as the surviving corporation.  On the same date, FPT Holdings changed its name to “FP Technology, Inc.”

For the period from December 2, 2003 through September 12, 2005, the financial statements presented herein are those of Firepond, Inc.  For the period from September 13, 2005 through January 17, 2006, the financial statements presented herein are the combined financial statements of Firepond and FPT Holdings.  Pursuant to FIN 46(R), the financial statements presented herein for the fiscal year ended June 30, 2006 include the consolidated financial statements of FPT, AFG Enterprises USA, Inc. (commencing March 29, 2006) and the Firepond liquidating trust.

Technological feasibility of our software products occurs late in the development cycle and close to general release of the products. The development costs incurred between the time technological feasibility is established and general release of the product are not material.  As such, we expense these costs as incurred to research and development expense.  To enhance our product offering and market position, we believe it is essential for us to continue to make significant investment in research and development.

We incurred stock-based compensation during the fiscal year ended June 30, 2006 of $77,051.  We anticipate that some stock based compensation will be incurred in fiscal 2007 through restricted stock grants and stock options to board members, executive management and employees.

As of June 30, 2006, we had available net operating losses of approximately $18 million, which may be available to reduce our future federal income taxes.  These loss carry-forwards will expire beginning in fiscal 2022, and may be subject to review and possible adjustment by the Internal Revenue Service.  Through December 3, 2003, on a tax basis, the Company has a $149,744,000 net operating loss carryforward which will be limited by Section 382 of the Internal Revenue Code of 1986, as amended.  The Company has estimated the future limited net operating loss carryforward for this period to be approximately $11,000,000.

Recent Financings

PIPE Financing

In August 2006, we completed a PIPE Financing of 1,000,000 Units at $7.00 per Unit, with each Unit consisting of one share of our Common Stock and a warrant to purchase one additional share of Common Stock at $7.00 per share, exercisable for five years after issuance (the “PIPE Warrants”).  We conducted the PIPE Financing through two closings which occurred on August 11 and August 31, 2006.  The aggregate gross proceeds from the PIPE Financing totaled $7,000,000, not including fees and expenses of the offering.  The proceeds from the offering will be used to finance possible future acquisitions by the Company, repay certain indebtedness of the Company and provide working capital to the Company.  Rodman & Renshaw, LLC and National Securities Corporation acted as placement agent for the financing.

The Company is obligated to register for resale on a registration statement to be filed within 45 days after August 31, 2006 the shares of Common Stock issued in the PIPE Financing as well as the shares of Common Stock issuable upon exercise of the PIPE Warrants.  The Company will use its best efforts to cause the registration statement to become effective within 90 days after filing or in the case that the registration statement is reviewed by the Securities and Exchange Commission, 120 days after filing. Failure to file a registration statement or for it to become effective within the required timeframes will result in the payment of liquidated damages to the purchasers.

CAP Financing – Private Placement of Notes and Warrants

On March 29, 2006, we (through our predecessor AFG) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Buyers”), pursuant to which the Buyers purchased (i) our Senior Secured Nonconvertible Notes due 2011 (the “Nonconvertible Notes”) in an aggregate principal amount of $50,000,000, which Nonconvertible Notes may be exchanged for Senior Secured Convertible Notes due 2011 (the “Convertible Notes”, and together with the Nonconvertible Notes, the “Notes”) or redeemed under certain circumstances, and which Convertible Notes are convertible into shares of our Common Stock (the “Conversion Shares”); and (ii) warrants (the “CAP Warrants”) to acquire in the aggregate up to 6,875,000 shares of our Common Stock (including warrants granted to the placement agent to acquire 625,000 shares of Common Stock) (the “CAP Warrant Shares”), exercisable from the earlier of six months after issuance or the Threshold Acquisition Date (as such term is defined in the Indenture, described below) until March 29, 2011 at an exercise price equal to the lower of $8.00 or 125% of the per share price of our common stock to be sold in the PIPE Financing.  The purchase and sale of the Notes and CAP Warrants was consummated on March 29, 2006. The Notes are subject to certain requirements which must be fulfilled or the Notes will be callable within one year of issuance.

On March 29, 2006, we also entered into a Registration Rights Agreement with the Buyers, whereby we agreed to provide certain registration rights in respect of the Conversion Shares and the CAP Warrant Shares under the Securities Act of 1933 and the rules and regulations promulgated thereunder, and applicable state securities laws.

Pursuant to the terms of an Indenture dated as of March 29, 2006 (the “Indenture”) executed by us, as Issuer, and The Bank of New York, as Trustee (in such capacity, the “Trustee”), we issued the Nonconvertible Notes to the Buyers.  Under the terms of the Indenture and the Escrow Agreement dated as of March 29, 2006 (the “Escrow Agreement”) between us and the Trustee, ninety-five percent of the proceeds of the Nonconvertible Notes were paid into an interest-bearing account (the “Escrow Account”) maintained by the Escrow Agent for the benefit of the holders of the Nonconvertible Notes (the “Nonconvertible Holders”).

While any Nonconvertible Notes are outstanding, we may propose to Consummate a Business Combination Transaction in which we will acquire by merger, securities purchase, asset purchase or otherwise, a majority of the assets or equity of another entity for a purchase price of at least $15,000,000, and each Nonconvertible Holders may vote to approve such transaction.  Approval of a Business Combination Transaction requires the affirmative vote of holders of at least 75% of the principal amount of outstanding Nonconvertible Notes. The amount funded from the Escrow Account must be (i) at least 50% of the amount required for an approved Business Combination Transaction (including purchase price, fees and expenses of the transaction and our additional working capital requirements), unless the available amount from the Escrow Account at such time is less than 50% of the amount required, in which case such amount shall equal the available amount, and (ii) at least $15 million. A pro rata amount of the principal amount of the Nonconvertible Notes of each Nonconvertible Holder voting in favor of such Business Combination Transaction will be exchanged for Convertible Notes, and an amount equal to the total principal amount of such exchanged Nonconvertible Notes will be released from the Escrow Account and used to consummate such Business Combination Transaction.

The indebtedness evidenced by the Notes is senior secured indebtedness and ranks superior to our other indebtedness. As security for our obligations under the Indenture, we executed (i) a Security Agreement dated as of March 29, 2006 (the “Security Agreement”), pursuant to which we granted a security interest in all of our assets in favor of the Trustee, in its capacity as collateral agent for the Nonconvertible Holders and the holders of the Convertible Notes under the Indenture (in such capacity, the “Collateral Agent”), and (ii) a Pledge Agreement dated as of March 29, 2006, pursuant to which our predecessor, AFG pledged its interest in FPT Holdings in favor of the Collateral Agent. FPT Holdings executed a separate Guaranty dated as of March 29, 2006 in favor of the Collateral Agent.

We recorded debt issuance costs of $3,267,669 in connection with the CAP Warrants issued in the CAP transaction.

On August 18, 2006, we deposited $2,500,000 to the escrow account making the aggregate funds in the escrow account equal to $50,000,000.

Trident Financing

On September 13, 2005, Trident Growth Fund, L.P. (“Trident”) loaned FPT Holdings $2,000,000, with interest accruing at 12% per annum.  Interest is payable monthly and principal due on the earlier of September 30, 2006 or on consummation of a change in control transaction.  The Note was originally convertible into shares of Common Stock based upon a fixed ratio.  On or about November 25, 2005, FPT Holdings closed an additional $500,000 note with Trident Growth Fund on the same terms and conditions as the note issued in September 2005.  The funds received pursuant to these Notes were used for working capital.

In connection with the acquisition of FP Technology Holdings, Inc. by our predecessor, AFG Enterprises USA, Inc., and the CAP Financing, on March 29, 2006, AFG entered into a Master Amendment with Trident, which amended the operative documents entered into by FPT Holdings and Trident in September and November 2005, and added AFG as a party to certain of these agreements.  Under the Master Amendment, the Notes issued to Trident were amended to be convertible into our stock at a price of $6.40 per share, subject to the same anti-dilution adjustments applicable to the Notes issued in the CAP Financing.  In addition, the Warrants issued to Trident were amended to be exercisable for our stock and to reflect an exercise price of $4.00 per share, and the amount of shares issuable under the Trident Warrants was changed to 390,625 shares of Common Stock.  In addition, the financial covenants under the agreements with Trident were amended to match the financial covenants contained in the CAP Financing.

In addition, on March 29, 2006, AFG entered into an Intercreditor and Subordination Agreement with FPT Holdings and Trident (the “Subordination Agreement”), pursuant to which Trident agreed to subordinate its rights to those of the investors in the CAP Financing.

On August 18, 2006, we repaid $500,000 of the Trident debt.

The remaining $2,000,000 Trident debt was amended as of September 13, 2006, extending the maturity date to August 31, 2008 and providing for ratable monthly payments of principal plus accrued interest beginning September 30, 2006.

Private Placement of Common Stock

AFG was a party to a certain Credit Agreement between Acclaim Financial Group Venture II, LLC (“AFGV”) and AFG dated July 15, 2003 (the “Credit Agreement”), pursuant to which AFG was indebted to AFGV in the amount of approximately $313,421.44 (the “Claim”). On March 29, 2006, AFGV sold its rights to the Claim to Benchmark Equity Group, Inc. (“BMEG”), which agreed with AFG to cancel the Claim in full in exchange for 1,008,062 shares of common stock of AFG to be issued to BMEG or its designees, pursuant to an Exchange Agreement between AFG and BMEG (the “Exchange Agreement”). On March 29, 2006, we issued 1,008,062 shares of Common Stock to BMEG and its designees pursuant to the Exchange Agreement in full satisfaction of the Claim.

Critical Accounting Policies

We have established various accounting policies in the preparation of our financial statements. Our significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-KSB.  Certain accounting policies require us to make significant estimates and assumptions, which could have a material impact on the carrying value of certain assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  We consider these to be critical accounting policies.  The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.  We believe the following are critical accounting policies that require the most significant estimates and assumptions:

Enterprise Software Revenue Recognition

Enterprise software revenue or license revenue is generated from licensing the rights to the use of the Company’s packaged software products.  The Company recognizes enterprise software revenue based on the provisions of the American Institute of Certified Pubic Accountants (AICPA) Statement of Position, No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended, and Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”).

The Company generates enterprise software revenue from licenses and services.  License revenue is generated from licensing the rights to the use of the Company’s packaged software products.  Service revenue is generated from sales of maintenance, consulting and training services performed for customers that license the Company’s packaged software products.

The Company has concluded that generally, where the Company is responsible for implementation services for the SalesPerformer product suite and their components, the implementation services are essential to the customer’s use of the products.  In such arrangements, the Company recognizes revenue following the percentage-of-completion method over the implementation period.  Percentage of completion is computed on the basis of the number of implementation hours incurred to date compared to estimated total implementation hours.  This method is used because management has determined that past experience has evidenced expended hours to be the best measure of progress with respect to these types of arrangements.  In those instances where the estimate of total contract revenue and total contract cost indicate that a loss will be realized with respect to a particular arrangement, a provision for the entire loss on the contract is recorded in the period of determination.

In situations where the Company is not responsible for implementation services for the SalesPerformer product suite, the Company recognizes revenue on delivery of the packaged software provided (i) there is persuasive evidence of an arrangement, (ii) collection is probable and (iii) the fee is fixed or determinable.  In situations where the Company is not responsible for implementation services for the SalesPerformer product suite, but is obligated to provide unspecified additional software products in the future, the Company recognizes revenue as a subscription over the term of the commitment period.

For product sales that are recognized on delivery, the Company will execute contracts that govern the terms and conditions of each software license, as well as maintenance arrangements and other services arrangements.  If an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

Revenue under multiple element arrangements (which may include several different software products and services sold together) is allocated to each element based on the residual method in accordance with Statement of Position, No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements” (“SOP 98-9”).  The Company uses the residual method when vendor-specific objective evidence of fair value does not exist for one of the delivered elements in the arrangement.  Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized.  The Company has established sufficient vendor-specific objective evidence for professional services, training and maintenance and support services based on the price charged when these elements are sold separately.  Accordingly, packaged software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training, and maintenance and support services.

Revenue from maintenance services is recognized ratably over the term of the contract, typically one year.  Consulting revenue is primarily related to implementation services performed on a time-and-materials basis under separate service arrangements.  Revenue from consulting and training services is recognized as services are performed.

OnDemand Hosted License Revenue

Firepond OnDemand is an application that enables a company’s sales force and supporting organizations to configure complex products, and accurately price those products.  For Firepond OnDemand contracts, the Company does not actually deliver a software product to a customer for installation on the customer’s in-house systems but rather makes the software available to the customer through a Company hosting arrangement. In this case the Company installs and runs the software application either on its own or a third-party’s server giving customers access to the application via the Internet or a dedicated line.  Accordingly, the Company evaluates its revenue recognition in consideration of SOP 97-2 or whether such activity falls outside of such guidance.

An Emerging Issues Task Force was tasked with assessing the applicability of SOP 97-2 to such hosting arrangements and considering how a vendor’s hosting obligation would impact revenue recognition. This discussion resulted in the issuance of Emerging Issues Task Force 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware” (“EITF 00-03”).  Under EITF 00-03, the Task Force reached a consensus that a hosting arrangement is within the scope of SOP 97-2 if:

•                  the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty; and

•                  it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software without significant penalty.

This allows the Company the ability to recognize that portion of the fee attributable to the license on delivery, while that portion of the fee related to the hosting element would be recognized ratably as the service is provided, assuming all other revenue recognition criteria have been met.   If a hosting arrangement fails to meet the requirements of EITF 00-03 then the arrangement is not considered to have a software element and therefore is outside of the scope of SOP 97-2. The hosting arrangement, which would follow a services accounting model, would then likely be accounted for in accordance with the guidance contained in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).  SAB 101 contains the same four basic criteria for revenue recognition as SOP 97-2:

•                  Persuasive evidence of an arrangement exists;

•                  Delivery has occurred or services have been rendered;

•                  The vendor’s price to the buyer is fixed or determinable; and

•                  Collectibility is reasonably assured.

Once these conditions have been met, revenue can be recognized.  SAB 101 was amended by Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“Revenue Recognition, corrected copy” (“SAB 104”), which codified current and existing revenue recognition issues.    In consideration of the above criteria, in general terms, revenue from product-related hosted solution is recognized ratably over the term of the contract after payment has been received.  Hosted solution includes unspecified upgrades, end user support up to two primary contacts and hosted server support.

The Company has recorded deferred revenue on amounts billed or collected by the Company before satisfying the above revenue recognition criteria.  Deferred revenue at June 30, 2005 and 2006 consisted of the following:

	Period Ended	Period Ended
	June 30, 2005	June 30, 2006
OnDemand revenue	$0	$440,647
Product license and related services	80,337	76,636
Product-related maintenance	1,107,950	1,092,374
	$1,188,287	$1,609,657

Cost of Goods Sold

Cost of licenses includes royalties, media, product packaging, documentation, other production costs.

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

Goodwill

Prior to the January 1, 2002 implementation of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill was amortized on a straight-line basis over 5-20 years.  Since that date, goodwill has been subject to periodic impairment tests in accordance with SFAS 142.

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

If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded.  Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets.  To date no such impairment has been recorded.

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

Changes in Fiscal Year End

On March 29, 2006, our predecessor, AFG Enterprises USA, Inc., changed from a December 31 to a June 30 fiscal year end due to its acquisition of FP Technology Holdings, Inc. on that date.  The change was made to (1) reflect business cycles of the Company, (2) conform AFG’s fiscal year to FPT Holdings’ fiscal year end of June 30, and (3) permit engagement of independent public accountants that may not be possible had a December 31 fiscal year end been maintained.

Prior to September 13, 2005, the business of the Company was conducted by Firepond, Inc., which maintained a fiscal year end of October 31.  In connection with the transaction on September 13, 2005, by which FPT Holdings acquired all of the operating assets, certain liabilities, and all of the employees of Firepond as part of a restructuring and new financing transaction, the fiscal year end of the Company became June 30, the fiscal year end of FPT Holdings.

Results of Operations

The discussion below compares the fiscal year ended June 30, 2005, an eight month period, and the fiscal year ended June 30, 2006, a twelve month period.  As discussed elsewhere herein, Firepond, Inc. had an October 31 year end and FPT Holdings has a June 30 year end.  The presentation is made to allow comparability in future periods for the Company.

Comparison of fiscal periods ended June 30, 2005 (eight months) and June 30, 2006 (twelve months)

Revenues

The Company generates revenue from its new OnDemand subscription based software as well as legacy license and service revenue.  The OnDemand product was launched in commercial form in August 2005.   License revenue is generated from licensing the rights to the use of Company’s packaged software products.  Service revenue is generated from sales of maintenance, consulting and training services performed for customers that license the Company’s products.

In the fiscal years ended June 30, 2005 and June 30, 2006, the following revenues were generated:

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2005	June 30, 2006
Revenues	$2,841,394	$3,761,594

The increase in revenues in the fiscal year ended June 30, 2006 is primarily attributable to the substantially longer period presented for fiscal year June 30, 2006.  Additionally, the Company shifted its primary focus to developing the OnDemand component of its business.

Cost of Goods Sold

In the fiscal years ended June 30, 2005 and June 30, 2006, the following costs of goods sold were incurred:

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2005	June 30, 2006
Cost of Goods Sold	$1,269,357	$1,944,650

Total cost of goods sold increased $0.7 million, or 53.2%, to $1.9 million for the fiscal year ended June 30, 2006 from $1.3 million in the fiscal year ended June 30, 2005. Total cost of goods sold as a percentage of total revenues increased to 51.7% in the fiscal year ended June 30, 2006 from 44.7% in fiscal year ended June 30, 2005. The increase in cost of goods sold in 2006 is primarily attributable to the efforts required to launch our OnDemand product.

Components of Operating Expenses and Other Items

Sales, General and Administrative

In the fiscal years ended June 30, 2005 and June 30, 2006, the following sales, general and administrative expenses were incurred:

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2005	June 30, 2006
S, G & A	$1,343,750	$3,165,398

Sales expenses consist primarily of salaries, commissions and bonuses for sales and marketing personnel and promotional expenses. General and administrative expenses consist primarily of salaries and other personnel-related cost for executive, financial, human resource, information services, and other administrative functions, as well as legal and accounting costs. Sales and general and administrative expenses increased $1,821,648 or 135.6% in the fiscal year ended June 30, 2006. Due in part to the difference in the length of periods presented, sales and general and administrative expenses as a percentage of total revenue increased to 84.2% the fiscal year ended June 30, 2006 from 47.3% for the fiscal year ended June 30, 2005.  Sales, general and administrative expenses increased in absolute dollars and as a percentage of total revenue primarily due to the Company incurring increased spending in accounting, banking and legal fees associated with the financing and merger transactions described above.  Additionally, the Company hired senior management personnel: one in Sales and Marketing and one in Operations as part of its strategic plan to advance its OnDemand business.

Research and Development Expenses

In the fiscal years ended June 30, 2005 and June 30, 2006, the following research and development expenses were incurred:

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2005	June 30, 2006
Research and Development	$1,118,141	$1,835,176

Research and development expenses consist primarily of salaries and personnel-related costs and the costs of contractors associated with the development of new products, the enhancement of existing products, and the performance of quality assurance and documentation activities. Research and development expenses increased $0.7 million, or 64.1% for the fiscal year ended June 30, 2006. Research and development expenses as a percentage of total revenue increased to 48.8% in the fiscal year ended June 30, 2006 from 39.4% in fiscal year ended June 30, 2005. These expenses increased in absolute dollars as a result of our development efforts associated with the OnDemand component of the business as well as the comparable longer period.

Restructuring and other Special Charges Expense

In the fiscal years ended June 30, 2005 and June 30, 2006, the following restructuring charges were incurred:

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2005	June 30, 2006
Restructuring Charges	$176,578	$(16,170)

During the fiscal year ended October 31, 2003 and continuing into fiscal year 2005, Firepond undertook plans to restructure its operations as a result of a prolonged slowdown of global information technology spending, specifically within the enterprise software marketplace. Firepond reduced its headcount and facilities as well as wrote-off excess equipment and terminated and restructured certain contractual relationships. During the fiscal year ended June 30, 2005 the Company had substantially completed its restructuring efforts. The restructuring and other special charges for the fiscal years ended June 30, 2005 and 2006 totaled $176,578 and $(16,170) respectively. The majority of these costs in fiscal year end June 30, 2005 were excess contractual commitments and termination fees related to legal fees and consulting fees for the acquisition of Firepond by Jaguar Technology Holdings LLC. The credit in 2006 arose from the settlement of a lease obligation. As of the date of this filing, the Company believes restructuring efforts are ended.

Settlement of Claim

In the fiscal years ended June 30, 2005 and June 30, 2006, settlements of claims were incurred as follows:

	Fiscal Year Ended	Fiscal Year Ended
	June, 2005	June 30, 2006
Settlement of Claim	$(646,863)	$(1,712,500)

On April 8, 2004, Firepond entered in an agreement with General Motors Corporation settling all matters between the companies arising under prior management for the sum of $7 million. Firepond executed a note payable to GM as part of the settlement. On September 13, 2005, Firepond, FPT Holdings and General Motors entered into a letter agreement whereby General Motors accepted $1,250,000 in cash from FPT Holdings, received a $250,000 unsecured note from FPT Holdings, cancelled the $3,500,000 note due from Firepond and released its security interest in Firepond assets. The settlement of claim at June 30, 2005 represents non-cash principal reduction of $450,000 and a non-cash principal reduction of $1,500,000 at June 30, 2006 plus the interest forgone by General Motors.

Other Income (Expense) Net

In the fiscal years ended June 30, 2005 and June 30, 2006, the following other income and expenses were incurred:

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2005	June 30, 2006
Interest Income	$0	$522,045
Interest Expense	$(128,333)	$(3,068,063)
Other income and (expenses)	$28,209	$(18,951)

Other income (expense), net primarily consists of interest income, interest expense, bank fees, certain state and local taxes and foreign currency transaction gains/losses.  As a result of the CAP Financing in March 2006 previously discussed, the Company has restricted cash of $47,500,000 which resulted in interest income for the year ended June 30, 2006 as compared to none in the previous period.

During the fiscal year ended June 30, 2006, the Company recorded interest expense of $3,068,063.  Included in that amount is amortization of debt issuance costs related to the CAP financing which amounted to $1,633,835 which is classified as interest expense.  The interest expense net of the amortization of $1,434,228 is attributable to the note obligations to GM, Trident and the CAP Notes.  The amount of interest in the fiscal year ended June 30, 2006 increased substantially from the prior period as the period for computing interest is longer and the principal obligations were significantly higher as a result of the Trident and CAP financings and amortization of CAP Financing related debt issuance expenses.

Income (Loss) from Continuing Operations:

The above resulted in a loss from continuing operations of $519,693 for the eight months ended June 30, 2005 and a loss of $4,019,929 for the fiscal year ended June 30, 2006.

Income (Loss) from Discontinued Operations:

In the fiscal years ended June 30, 2005 and June 30, 20065, the following Income (loss) from discontinued operations was recorded:

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2005	June 30, 2006
Income (Loss) Discontinued	$0	$(763,252)

The loss in fiscal year 2006 was a result of the liquidation and write-off of all remaining foreign operations as part of the Company’s restructuring efforts begun in 2003.

Gain on Disposal of Discontinued Operations

In the fiscal years ended June 30, 2005 and June 30, 2006, the following gain on disposal of discontinued operations was recorded:

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2005	June 30, 2006
Gain on Disposal of Discontinued Ops	$2,560,885	$0

In August 2003 Firepond decided to terminate operations of all foreign subsidiaries. During the fiscal year ended June 30, 2005, Firepond recorded the elimination of the liabilities associated with its foreign discontinued operations except for Germany and Switzerland which at the time were still in the process of liquidation. This elimination resulted in Firepond recording approximately $2.6 million in income on disposal of discontinued operations during the fiscal year ended June 30, 2005 and as compared to the loss in fiscal year ended June 30, 2006.

Comparison of fiscal periods ended October 31, 2004 (eleven months) and June 30, 2005 (eight months)

The discussion below compares the fiscal years ended October 31, 2004 and June 30, 2005.

In reviewing the financial statements for these periods, the following factors bear on the reported results:

(1)  On September 13, 2005, FPT Holdings acquired all of the operating assets, certain liabilities, and all of the employees of Firepond as part of a restructuring and new financing transaction. While this transaction created a new legal entity going forward, for accounting purposes, the two companies are treated as one.

(2)  At the time of the acquisition, Firepond had an October 31 fiscal year end while FPT Holdings had a June 30 fiscal year end. Thus, the audited statements for the fiscal year ended June 30, 2005 are for only an eight month period.

(3)  The audited statements for fiscal year end October 31, 2004 are for only an eleven month period. While Firepond did not change its fiscal year during this reporting period, Firepond was acquired by Jaguar Technology Holdings, LLC in December 2003. This acquisition required application of purchase accounting rules, treating Firepond after the acquisition as a new company for accounting purposes.  Firepond’s results of operations for the twelve month period ended October 31, 2004 are reported in Footnote 1 of those audited financial statements.

(4)  Throughout the periods presented, Firepond was undergoing extensive restructuring due to the down turn in technology spending and the acquisition of Firepond by Jaguar Technology Holdings, LLC.

Revenues

In the fiscal years ended October 31, 2004 and June 30, 2005, the following revenues were generated:

	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2004	June 30, 2005
Revenues	$8,950,055	$2,841,394

The decrease in revenues in the fiscal year ended June 30, 2005 is primarily attributable to the substantially shorter period presented and to the renewal of a license with a legacy client at the end of the fiscal year ended

October 31, 2004. This renewal changed a periodic license to a permanent license and made up 34.6% of revenues in the period.

Cost of Goods Sold

In the fiscal years ended October 31, 2004 and June 30, 2005, the following costs of goods sold were incurred:

	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2004	June 30, 2005
Cost of Goods Sold	$2,087,776	$1,269,357

Total cost of goods sold decreased $0.8 million, or 39.2%, to $1.3 million for the fiscal year ended June 30, 2005 from $2.1 million in fiscal year ended October 31, 2004. Total cost of goods sold as a percentage of total revenues increased to 44.7% in the fiscal year ended June 30, 2005 from 23.3% in fiscal year ended October 31, 2004. This decrease is primarily attributable to the substantially shorter period presented, offset in part by the cost of our launch of our OnDemand product along with a large license sale that was recorded in October 2004. This latter factor is reflected in the increase in the cost of goods sold as a percentage of total revenues in the fiscal year ended June 30, 2005.

Components of Operating Expenses and Other Items

Sales, General and Administrative

In the fiscal years ended October 31, 2004 and June 30, 2005, the following sales, general and administrative expenses were incurred:

	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2004	June 30, 2005
S, G & A	$1,330,110	$1,343,750

Sales expenses consist primarily of salaries, commissions and bonuses for sales and marketing personnel and promotional expenses. General and administrative expenses consist primarily of salaries and other personnel-related cost for executive, financial, human resource, information services, and other administrative functions, as well as legal and accounting costs. Sales and general and administrative expenses increased $13,640, or 1.0% in the fiscal year ended June 30, 2005. Sales and general and administrative expenses as a percentage of total revenue increased to 47.3% for the fiscal year ended June 30, 2005 from 14.9% for the fiscal year ended October 31, 2004. Sales and general and administrative expenses increased in absolute dollars and as a percentage of total revenue primarily due to a large decrease in 2004 in the allowance for doubtful accounts, and in 2005 a reduction in accounting fees and decrease in sales.

Research and Development Expenses

In the fiscal years ended October 31, 2004 and June 30, 2005, the following research and development expenses were incurred:

	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2004	June 30, 2005
Research and Development	$1,953,895	$1,118,141

Research and development expenses consist primarily of salaries and personnel-related costs and the costs of contractors associated with the development of new products, the enhancement of existing products, and the performance of quality assurance and documentation activities. Research and development expenses decreased $0.8 million, or 42.8% for the fiscal year ended June 30, 2005. Research and development expenses as a percentage of total revenue increased to 39.4% in the fiscal year ended June 30, 2005 from 21.8% in fiscal year ended October 31, 2004. These expenses decreased in absolute dollars as a result of our restructuring efforts, including the reduction in headcount and decreased utilization of engineering and product development contractors as well as the comparable shorter period. Research and development expenses increased as a percentage of total revenue primarily due to a combination of decreased revenue for the shortened period and research and development expenses not decreasing proportionally.

Restructuring and other Special Charges Expense

In the fiscal years ended October 31, 2004 and June 30, 2005, the following restructuring charges were incurred:

	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2004	June 30, 2005
Restructuring Charges	$3,447,293	$176,578

During the fiscal year ended October 31, 2003 and continuing into fiscal year 2005, Firepond undertook plans to restructure its operations as a result of a prolonged slowdown of global information technology spending, specifically within the enterprise software marketplace. Firepond reduced its headcount and facilities as well as wrote-off excess equipment and terminated and restructured certain contractual relationships. During the fiscal year ended October 31, 2004 and June 30, 2005 Firepond terminated several employees. The restructuring and other special charges for the fiscal years ended October 31, 2004 and June 30, 2005 totaled $3,447,293 and $176,578, respectively. The majority of these costs in fiscal year end October 31, 2004 were excess contractual commitments and termination fees related to legal fees and consulting fees for the Jaguar Technology Holdings acquisition of Firepond. As of the date of this filing, the Company believes restructuring efforts are ended.

Settlement of Claim

In the fiscal years ended October 31, 2004 and June 30, 2005, a settlement of claim was incurred as follows:

	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2004	June 30, 2005
Settlement of Claim	$0	$(646,863)

On April 8, 2004 Firepond entered in an agreement with General Motors Corporation settling all matters between the companies arising under prior management for the sum of $7 million. Firepond executed a note payable to GM as part of the settlement. On September 13, 2005, Firepond, FPT Holdings and General Motors entered into a letter agreement whereby General Motors accepted $1,250,000 in cash from FPT Holdings, received a $250,000 unsecured note from FPT Holdings, cancelled the note due from Firepond and released its security interest in Firepond assets. The settlement of claim at June 30, 2005 represents a non-cash principal reduction of $450,000 and the interest forgone by General Motors.

Other Income (Expense) Net

In the fiscal years ended October 31, 2004 and June 30, 2005 the following other income (expense), net were incurred:

	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2004	June 30, 2005
Other Income (Expense), Net	$(82,179)	$(100,124)

Other income (expense), net primarily consists of interest expense, bank fees, certain state and local taxes and foreign currency transaction gains/losses.  Other income (expense), net increased $0.02 million in the fiscal year ended June 30, 2005 from the fiscal year end October 31, 2004. Other Income (Expense), Net in the fiscal year ended June 30, 2005 was due to a decrease in Firepond’s D&O insurance. Other Income in fiscal year end October 31, 2004 included accrued interest of approximately $17,000 on a loan receivable which interest was subsequently written off, offset by a charge resulting from the impairment of a legacy software system.

Interest expense in the fiscal year ended October 31, 2004 and June 30, 2005 is accrued interest on the note payable to General Motors Corporation. The amount in the fiscal year ended June 30, 2005 decreased from the comparable period as the period for computing interest is shorter and the principal amount of the obligation was lower.

Income (Loss) from Continuing Operations:

The above resulted in an income from continuing operations of $48,802 in the fiscal year ended October 31, 2004 and a loss from continuing operations of $519,693 for the eight months ended June 30, 2005.

Income (Loss) from Discontinued Operations:

In the fiscal years ended October 31, 2004 and June 30, 2005, the following Income (loss) from discontinued operations were incurred:

	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2004	June 30, 2005
Income (Loss) Discontinued	$(118,005)	$0

Gain on Disposal of Discontinued Operations

In the fiscal years ended October 31, 2004 and June 30, 2005, following gain on disposal of discontinued operations were incurred:

	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2004	June 30, 2005
Gain on Disposal of Discontinued Ops	$0	$2,560,885

In August 2003 Firepond decided to terminate operations of all foreign subsidiaries. During the fiscal year ended June 30, 2005, Firepond recorded the elimination of the liabilities associated with its foreign discontinued operations except for Germany and Switzerland which at the time were still in the process of liquidation. This elimination resulted in Firepond recording approximately $2.6 million in income gain on disposal of discontinued operations.

Liquidity and Capital Resources

As of June 30, 2006, cash and cash equivalents were $831,184 and restricted cash was $47,500,000 as compared with $24,379 of cash and cash equivalents and no restricted cash as of June 30, 2005.  Our working capital at June 30, 2006 was ($6,129,856) compared to a working capital of ($2,813,744) at June 30, 2005.

Net cash used in operating activities was $1,581,234 in the twelve months ended June 30, 2006, compared with net cash used in operating activities of $1,113,319 in the eight months ended June 30, 2005. Cash used in operating activities in the twelve months ended June 30, 2006 was primarily attributable to the focus on the OnDemand business segment and the merger and financing activities previously discussed.

Net cash used in investing activities was $47,564,292 in the twelve months ended June 30, 2006 compared with net cash provided by investing activities of $9,970 in the eight months ended June 30, 2005.  Net cash used in investing activities in the twelve months ended June 30, 2006 was primarily attributable to the investment of the restricted cash from the CAP financing.

We lease facilities under non-cancelable operating leases which have various expiration dates ranging from 2007 to 2011. At June 30, 2006, future minimum annual lease payments amounted to approximately $662,000 under these leases.

On September 13, 2005, FPT Holdings acquired all of the operating assets, certain liabilities, and all of the employees of Firepond as part of a restructuring and new financing transaction.  Trident Growth Fund, LLC lent FPT Holdings $2,000,000 in the form of convertible debt with attached warrants. Interest accrues on the associated secured note (“September Note”) at 12% per annum. Interest is payable monthly. Principal is due September 30, 2006.

On November 25, 2005, FPT Holdings closed an additional $500,000 convertible note with warrants (the “November Note”) with Trident Growth Fund on the same terms and conditions as the September Note. The funds received pursuant to the September Note and the November Note have been used for working capital required as the Company transitions from its legacy enterprise software business to its OnDemand revenue model.

On March 29, 2006, we completed the issuance of senior secured notes in an aggregate principal amount of $50.0 million together with warrants to acquire up to 6,875,000 shares of our Common Stock.  The proceeds of the CAP Financing are intended to be used for possible Business Combination Transactions.  Further details of the CAP Financing are described above under “Item 6.—Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company—Recent Financings”.

In August 2006, we completed a PIPE Financing of 1,000,000 Units at $7.00 per Unit, with each Unit consisting of one share of our Common Stock and a warrant to purchase one additional share of Common Stock at $7.00 per share, exercisable for five years after issuance.  We conducted the PIPE Financing through two closings which occurred on August 11 and August 31, 2006.  The aggregate gross proceeds from the PIPE Financing totaled $7,000,000, not including fees and expenses of the offering.  We are obligated to register for resale the shares of Common Stock issued in the PIPE Financing as well as the shares of Common Stock issuable upon exercise of the warrants.

We anticipate continued spending on capital expenditures consistent with anticipated requirements for operations, infrastructure and personnel. We believe that our current cash, together with cash flow expected to be generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we will likely seek to renegotiate existing debt repayment terms, or raise additional funds in the next 12 months or in the future to support expansion of our sales force, repay debt, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. We may not be able to obtain additional funds on terms which are favorable or acceptable to us. Business Combination Transaction Proposals that we present to the Note Holders may not be approved. If we raise additional funds through the issuance of equity securities, the percentage ownership of our existing stockholders would be reduced. Furthermore, these securities may have rights, preferences or privileges senior to our Common Stock.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets,” (“SFAS No. 153”) an amendment to Accounting Principles Board (“APB”) Opinion No. 29 (“Opinion No. 29”), “Accounting for Nonmonetary Transactions”. Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board.  The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004.  The adoption of SFAS No. 153 did not have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces APB Opinion (“APB”) No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 will apply to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate, and also the guidance in APB No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Company presently does not believe that the adoption of the provisions of SFAS No. 154 will have a material affect on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share Based Payment,” (“SFAS No. 123 (R)”) which eliminates the use of APB Opinion No. 25 and will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward (the requisite service period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of director/employee share options; share grants and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments.  SFAS No. 123 (R) must be applied to all shares and options granted or modified after its effective date and also to recognize the cost associated with the portion of any share or option awards made before its effective date for with the associated service has not been rendered as of its effective date.

On April 14, 2005, the U.S. Securities and Exchange Commission announced that the effective date of SFAS No. 123(R) is deferred for calendar year companies until the beginning of 2006. On January 1, 2006, the Company elected to adopt SFAS No. 123(R) early.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”).  FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  Fin No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies).  Retrospective application of interim financial information is permitted but is not required.  Management does not expect adoption of FIN No. 47 to have a material impact on the Company’s financial statements.

SFAS 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (‘SFAS No. 155”). This Statement shall be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Management does not expect adoption of SFAS No. 155 to have a material impact on the Company’s financial statements.

SFAS 157, “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. Management has not evaluated the impact of this statement.

In June 2005, the Emerging Issues Task Force reached a consensus on Issue No. 05-6 (“EITF No. 05-6”), “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.”   EITF No. 05-6 clarifies that the amortization period for leasehold improvements acquired in a business combination or placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals that are reasonably assured of exercise at the time of the acquisition. EITF No. 05-6 is to be applied prospectively to leasehold improvements purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF No. 05-6 did not have a material impact on the Company’s consolidated financial statements.

ITEM 7.                  FINANCIAL STATEMENTS

The following financial statements are filed as a part of this report beginning on page F-1:

Page	Description
F-2	Reports of Independent Registered Public Accounting Firms
F-4	Consolidated Balance Sheet as of June 30, 2005 and 2006
F-5	Consolidated Statement of Operations for the periods ended October 31, 2004, June 30, 2005 and June 30, 2006
F-6	Consolidated Statement of Stockholders’ Equity (Deficit) for the fiscal year ended June 30, 2006
F-7	Consolidated Statement of Cash Flow for the periods ended October 31, 2004, June 30, 2005 and June 30, 2006
F-8	Notes to Consolidated Financial Statements.

ITEM 8.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.               CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 15d-15(e).  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company’s certifying officers have concluded that the Company’s disclosure controls and procedures are effective in reaching that level of assurance.

As of the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

ITEM 8B.               OTHER INFORMATION

Not applicable.

PART III

ITEM 9.                                                     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees at September 15, 2006:

Name	Age	Position(s)
Douglas Croxall	37	Chairman of the Board
William Santo	51	Chief Executive Officer, Director
Stephen Peary	57	Chief Financial Officer, Secretary
Jerry Keefe	44	Vice President of Operations
Carol Ferrari	41	Vice President of Marketing
Mark Campion	50	Director

Douglas Croxall has served as the Chairman of our Board of Directors since December 3, 2003, and was the Chief Executive Officer of Firepond and FPT from December 2003 until May 2005.  Mr. Croxall is the managing member of Jaguar Technology Holdings, LLC.  Since December 2001, Mr. Croxall has served as the managing member of Riverland Enterprises LLC, a privately-held company which holds investments and provides strategic advisory services. Since August 2001, Mr. Croxall has served as an officer of Acclaim Financial Group Venture III, LLC, which provides strategic advisory services. From September 1999 until May 2001, Mr. Croxall served as the Chief Financial Officer of Load Media Network, Inc., an Internet and software company based in Hollywood, California. From August 1995 until September 1999, Mr. Croxall served as a Manager for KPMG in the Strategic Transaction Services Group. Mr. Croxall received his Bachelor of Arts degree in Political Science from Purdue University and his Master Degree in Finance from Pepperdine University.

William Santo serves as our Chief Executive Officer and a director, and served as the Chief Executive Officer of Firepond and FPT since June 1, 2005.  Prior to joining us, Mr. Santo was a Managing Director at Sanders Morris Harris, a publicly traded diversified financial services firm (“SMH”), from October 2004 to May 2005. Prior to joining SMH, Mr. Santo was a successful entrepreneur involved in numerous start-up opportunities, primarily in the software industry. Most recently, Mr. Santo co-founded Magnetic Alliance, an online marketplace, facilitating co-marketing and co-branding opportunities between consumer brands and entertainment content producers. Before that Mr. Santo co-founded the Web acceleration firm, wwWhoosh, Inc., and served as its Chief Executive Officer from 1999 through 2002. Prior to wwWhoosh, he founded and was Chief Executive Officer of InfoCellular, a company that developed customer acquisition software for the wireless communications industry.  InfoCellular was founded in 1993 with four employees, and within five years 26 wireless carriers in five countries used its products. Mr. Santo graduated from the University of Massachusetts, Amherst with a B.A. in Political Science. He also holds a Juris Doctor degree from New England School of Law.

Stephen Peary serves as our Chief Financial Officer and Secretary, and served as the Chief Financial Officer of FPT since April 28, 2005.  He has been consulting with FPT regarding restructuring operations, finance, audit and insurance matters since September 2004.  From 2001 to 2005, Mr. Peary was Managing Director of Stinson Capital Management, Ltd., a Bermuda corporation, and its affiliates managing investment portfolios and financing marine and energy related assets.  From 1997 to 2001 he was Managing Director of Liverpool & London Protection and Indemnity Association, a mutual manager of marine assets and liability risks located in Liverpool, England.  From 1987 to 1997, Mr. Peary was Senior Vice President at PLM International, Inc. (AMEX:PLM), manager of diversified investment portfolios focused on transportation related equipment, including ships, commercial aircraft, marine containers, and oil drilling rigs.  He is a graduate of the University of Illinois (BA, Economics), Georgetown University Law School (J.D.) and Boston University (LLM – Taxation).

Jerry Keefe has served as Vice President of Operations since April 24, 2006.  Prior to joining us, Mr. Keefe was the Director of Sales and Business Development at Videolink, a provider of webcasts and video productions since 2005.  Prior to joining Videolink, he was a business operations consultant at Integrated Systems Group (“ISG”) from May 2004 to April 2005.  Prior to ISG, Mr. Keefe was the CEO of Lexys Technology, a provider of on demand retail transaction management software. He held this position for two years, from 2001-2003. Prior to 2001, Mr. Keefe held positions at InfoCellular, Inc. and LHS Group, which later became Sema InfoCell (being purchased by Sema Group), as General Manager, Vice President of Technology, and Director of Quality and Operations spanning 1994-2001. Mr. Keefe began his career at Digital Equipment Corporation as a manager and program analyst from 1986-1994.  Mr. Keefe holds a Master of Arts in Business Administration from Framingham State College, and a Bachelor of Science in Computer Science from North Adams State College.

Carol Ferrari has served as Vice President of Marketing since April 24, 2006.  Prior to joining us, Ms. Ferrari held the positions of Vice President of Business Development and Vice President of Marketing for SoundBite Communications, an on demand provider of voice messaging products from 2004 to 2006.  Prior to SoundBite, Ms. Ferrari was the Vice President of Marketing for Concerto Software, a provider of contact center software products.  She held that position from 2002 to 2004.  Prior to Concerto, Ms. Ferrari was Director and then Vice President of Marketing for InfoCellular, Inc. and LHS Group, which later became Sema Group from 1996-2000.  Prior to 1996, Ms. Ferrari was the Telecommunications Marketing Manager at Gensym Corp. from 1995-1996. Before that she held a Senior Associate position at the Yankee Group for the year prior, and a product planning manager role at Motorola Inc. from 1986-1994.  Ms. Ferrari holds a Master of Business Administration from Illinois Institute of Technology and a Bachelor of Science in Marketing from Rochester Institute of Technology.

Mark Campion has served as a member of our Board of Directors since March 2006. Mr. Campion joined PolyFuel, Inc., a publicly held company, as Chief Financial Officer in April 2003.  Mr. Campion is also a director and Corporate Secretary of Polyfuel.  Mr. Campion personally led PolyFuel’s equity raise and listing on the London Stock Exchange Alternative Investment Market in July 2005.  Prior to joining PolyFuel, Mr. Campion was a principal with MCC Consulting from 2001 through 2003.  Mr. Campion has more than 20 years of experience across a broad range of financial and operational disciplines, including public and private financing, treasury, corporate operations, information technology, planning and budgeting, credit and risk management, accounting and taxation, human resources and corporate administration. He has held senior-level positions with a number of public and private companies, including Atomic Tangerine, Trans Ocean, GRI International, Activision, and KPMG. Mr. Campion received a Bachelor of Science in business from the University of California, Berkeley and is a graduate of the Harvard Business School’s Advanced Executive Management Program. He is a Certified Public Accountant.

We may add other directors to the Board of Directors in the future, as qualified candidates become available.

Election of Directors and Officers

Holders of our Common Stock are entitled to one (1) vote for each share held on all matters submitted to a vote of the stockholders, including the election of directors. Cumulative voting with respect to the election of directors is not permitted by our Certificate of Incorporation. The Board of Directors shall be elected at the annual meeting of the stockholders or at a special meeting called for that purpose.  Each director shall hold office until the next annual meeting of stockholders and until the director’s successor is elected and qualified.  If a vacancy occurs on the Board of Directors, including a vacancy resulting from an increase in the number of directors, then the stockholders may fill the vacancy at the next annual meeting or at a special meeting called for the purpose, or the Board of Directors may fill such vacancy.   At this time, only one of our board members is “independent” as determined in accordance with Nasdaq rules and regulations.   If we proceed with the planned listing of our Common Stock on Nasdaq or the American Stock Exchange, we intend to satisfy the “independence” requirements with respect to our board of directors as set forth in the applicable rules of Nasdaq or the American Stock Exchange.

Board Committees

Given our limited operating history as a combined company, our Board of Directors has not yet formed any Committees.  However, our Board of Directors has resolved to form certain Committees including Compensation,

Audit and Nominating and Governance Committees as soon as our Board of Directors satisfies the Nasdaq or American Stock Exchange “independence” requirements.  If we proceed with the listing of our Common Stock on Nasdaq or the American Stock Exchange, each member of the Compensation, Audit and Nominating and Governance Committees will be required to be “independent” within the meaning of Nasdaq Rule 4200(a)(15) or American Stock Exchange Rule 121A, as applicable.  In addition, each member of the Audit Committee will be “independent” within the meaning of applicable rules and regulations of the Securities and Exchange Commission regarding the independence of audit committee members.

Compensation Committee.  The Compensation Committee will be charged with recommending to the Board the compensation for our executives and administering our stock incentive and benefit plans.

Audit Committee.  The Audit Committee will be charged with, among other things, the appointment of our independent auditors, as well as discussing and reviewing with the independent auditors the scope of the annual audit and results thereof, pre-approving the engagement of the independent auditors for all audit-related services and permissible non-audit related services, and reviewing and approving all related-party transactions. The Audit Committee will also review interim financial statements included in our quarterly reports and will review documents filed with the SEC.  We anticipate that Mr. Campion will be Chairman of the Audit Committee.

Nominating and Governance Committee.  The Nominating and Governance Committee will be charged with assisting the Board in its selection of individuals as nominees for election to the Board at annual meetings of our stockholders and to fill any vacancies or newly created directorships on the Board.

Code of Business Conduct and Ethics.  We intend to adopt a Code of Business Conduct and Ethics applicable to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer and controller) and employees. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments or waivers from any provision of the Company’s Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller by either filing a Form 8-K or posting this information on our website at www.firepond.com within five days business days following the date of amendment or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.

Based solely upon the copies of Section 16(a) reports which we received from such persons or written representations from them regarding their transactions in our Common Stock, we believe that, during the fiscal year ended June 30, 2006, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met in a timely manner.

ITEM 10.               EXECUTIVE COMPENSATION

The following table sets forth summary information concerning compensation of our chief executive officer and our chief financial officer as of the end of the fiscal years ended October 31, 2004, June 30, 2005 and June 30, 2006 (collectively referred to as the “Named Executive Officers”).

Summary Compensation Table

				Long-Term Compensation
				Awards		Payouts
				Restricted Stock	Securities	LTIP	All Other
Name and	Annual Compensation			Award(s)	Underlying	Payouts	Compensation
Principal Position	Year	Salary($)	Bonus($)	($)(4)	Options/SARs(#)	($)	($)(5)
William Santo(1)	2006	225,000	—	$90,393		—	—
Chief Executive	2005	20,833	—	—	—	—	—
Officer	2004	0	—	—	—	—	—
Stephen Peary(2)	2006	190,000	—	$88,679		—	—
Chief Financial	2005	21,250	—	—	—	—	70,000	(6)
Officer	2004	0	—	—	—	—	—
Douglas Croxall(3)	2006	4,000	—	$170,500	—	—	—
Former Chief	2005	3,392	—	—	—	—	—
Executive Officer	2004	44,952	—	—	—	—	—

(1)           William Santo was appointed Chief Executive Officer on June 1, 2005.

(2)           Stephen Peary was appointed Chief Financial Officer on April 28, 2005. Prior to that time Mr. Peary served as an independent consultant to us.

(3)           Amounts represent medical reimbursements in 2005 and 2006.  Beginning April 1, 2006, Mr. Croxall was reimbursed medical expenses as part of his compensation as a member of the Board of Directors.  For the fiscal year ended June 30, 2006, the medical reimbursements representing Board fees equaled $1,306.

(4)           Mr. Santo received shares of Common Stock on January 9, 2006 pursuant to the provisions of his employment agreement having a fair market value at the time equal to $5,143.  Mr. Peary received shares of Common Stock on January 5, 2006 pursuant to the provisions of his employment contract having a fair market value at the time equal to $3,429.  The shares granted to Mr. Santo and Mr. Peary pursuant to their employment contracts are restricted and vest on January 5, 2009.  In connection with the CAP Financing, Mr. Santo and Mr. Peary each received grants of restricted Common Stock having a fair market value at the time equal to $85,250.  Mr. Croxall received a grant of restricted Common Stock in connection with the CAP Financing having a fair market value at the time equal to $170,500.   The shares granted to Mr. Santo, Mr. Peary and Mr. Croxall in connection with the CAP Financing are restricted and vest on March 29, 2008.

(5)           Amounts represent our Profit Sharing and 401(k) Plan contributions, payments of term life insurance premiums and medical cost reimbursement. In the fiscal years ended October 31, 2004, June 30, 2005 and June 30, 2006, we did not make any contributions to our Profit Sharing and 401(k) Plan.  We did not pay any life insurance premiums on behalf of listed executives in the fiscal year ended October 31, 2004.  In the fiscal years ended October 31, 2004, medical reimbursements were $ 6,936 for Mr. Croxall.  In the fiscal year ended October 31, 2006, life insurance premium payments by the Company were $420 for Mr. Croxall.  In the fiscal year ended June 30, 2005, life insurance premium payments by the Company were $ 52 and $ 44 for Messrs. Santo and Peary, respectively.  In the fiscal year ended June 30, 2005, medical reimbursements for Mr. Santo, Mr. Peary and Mr. Croxall were $ 783, $ 294 and $ 5,482, respectively.  In the fiscal year ended June 30, 2006, medical reimbursements were $ 9,400, $ 9,400, $ 9,400, $ 1,566 and $ 1,566, for Messrs. Santo, Peary, Croxall, Ferrari and Keefe respectively.  In the fiscal year ended June 30, 2006, life insurance premiums for Messrs. Santo, Peary, Ferrari and Keefe were $ 624, $ 530, $ 94 and $ 78, respectively.

 (6)          Mr. Peary received $70,000 for services rendered to us as a consultant prior to Mr. Peary’s appointment as Chief Financial Officer.

Employment Agreements of Named Executive Officers

We have entered into an employment agreement with William Santo, our chief executive officer, effective May 15, 2005. The employment agreement has a three year term and provides for an initial base salary of $200,000 per year, with bonus amounts to be determined by our Board of Directors.  In connection with his employment, we also issued 302,419 shares of restricted Common Stock to Mr. Santo, all of which will vest on the third anniversary of the date of grant, or January 5, 2009.  Other benefits include three weeks of paid vacations annually and medical and dental coverage.  If the Company terminates Mr. Santo’s employment for Cause, death or disability or if Mr. Santo resigns without Good Reason, he will not be entitled to any additional compensation or benefits from the Company, and the Company shall only be obligated to pay him that portion of his base salary, bonus and benefits that he earned prior to the effective date of the termination of his employment with the Company.  If the Company terminates Mr. Santo’s employment without Cause, or if Mr. Santo departs or resigns for Good Reason, he shall be entitled to the balance of his existing base salary plus any earned bonus and other earned benefits for a period of twelve (12) months paid in equal monthly installments beginning on the date of termination.

We have also entered into an employment agreement with Stephen Peary, our chief financial officer, effective May 15, 2005. The employment agreement has a three year term and provides for an initial base salary of $170,000 per year, with bonus amounts to be determined by our Board of Directors.  In connection with his employment, we also issued 201,622 shares of restricted Common Stock to Mr. Peary, all of which will vest on the third anniversary of the date of grant, or January 5, 2009.  Other benefits include three weeks of paid vacations annually and medical and dental coverage.  If the Company terminates Mr. Peary’s employment for Cause, death or disability or if Mr. Peary resigns without Good Reason, he will not be entitled to any additional compensation or benefits from the Company, and the Company shall only be obligated to pay him that portion of his base salary, bonus and benefits that he earned prior to the effective date of the termination of his employment with the Company.  If the Company terminates Mr. Peary’s employment without Cause, or if Mr. Peary departs or resigns for Good Reason, he shall be entitled to the balance of his existing base salary plus any earned bonus and other earned benefits for a period of twelve (12) months paid in equal monthly installments beginning on the date of termination.

The employment contracts with Messrs. Santo and Peary define “Cause” as any of the following (i) gross negligence, gross misconduct or any material breach by such executive officer of his fiduciary duties to the Company; (ii) the conviction or indictment of such executive officer for a felony; or (iii) such executive officer’s engagement in acts of embezzlement, fraud or dishonesty or other acts that are injurious to the Company.  “Good Reason” shall mean such executive officer’s resignation or departure by reason of the following events: (i) an unreasonable change in such executive officer’s position with the Company with respect to such executive officer’s responsibilities, duties or title; or (ii) an involuntary termination of such executive officer’s employment with the Company or its successor following a change in control of the Company.

The employment contracts with Messrs. Santo and Peary were re-executed in March 2006.  Pursuant to these re-executed agreements, the current base salaries of Messrs. Santo and Peary are now $300,000 and $250,000 per year, respectively.

Compensation of Directors

Each member of our Board of Directors who is not an employee (each a “non-employee director”) will receive an annual retainer of $10,000 and will receive $1,000 for each meeting of our Board of Directors attended either in person or telephonically.  Non-employee directors will receive $500 for each committee meeting attended either in person or telephonically, unless such committee meeting shall last more than one hour.  In such case the committee meeting fee will be $1,000.  Non-employee directors may also receive additional compensation for attending special meetings of the Board of Directors and such additional compensation may not be equal among the individual non-employee directors.  Such additional compensation is intended to reflect special efforts of such board members.  Board members will be reimbursed for reasonable travel expenses associated with attending any meetings of the Board of Directors or committees of the Board of Directors.

A majority of our stockholders and our Board of Directors have adopted a Stock Incentive Plan designed to assist us in recruiting and retaining key employees, directors and consultants.  The plan will become effective upon the filing and distribution of the information statement relating therewith to our stockholders pursuant to applicable SEC rules and regulations.  The plan will permit us to grant to our key employees, directors and consultants up to 1,766,000 shares of Common Stock pursuant to stock option awards, restricted stock grants and other stock-based awards.  In connection with this plan, we intend to grant to our non-employee directors an option to purchase 5,000 shares of our Common Stock annually on the day following our annual meeting of stockholders, with an exercise price per share equal to the fair market value of our Common Stock on such date.  We intend that this will increase to 7,500 shares of our Common Stock per annum after such non-employee director has been on the Board of Directors for more than three years.  Each such option will have a ten year term and will vest on the date of the next annual meeting of stockholders.  In addition, each such option will become fully vested upon a “change in control” (as defined in the plan) or such director’s death.  In the event a non-employee director ceases to be a director for any reason (other than death), such director may exercise his or her then vested options for six months.  In the event of death, his or her options shall remain exercisable for a period of twelve months.  In addition, upon becoming a member of the Board of Directors, each director will receive restricted stock grants ranging from 60,000 shares of Common Stock to 101,000 shares.

In March 2006, we granted to director Mark Campion restricted Common Stock of 60,484 shares, all of which will vest on March 31, 2008 subject to Mr. Campion’s continuous service.

In March 2006, we granted to director Douglas Croxall 625,000 shares of restricted Common Stock, all of which will vest on the second anniversary of the CAP Financing, subject to Mr. Croxall’s continuous service and certain conditions of the CAP Financing.

Mr. Croxall, beginning April 1, 2006, is reimbursed medical premiums on his health insurance as part of his board compensation.  Prior to April 1, 2006, these payments were considered salary to Mr. Croxall as chairman of the Company.

Our employee directors do not receive any additional compensation for serving on our Board of Directors or any committee of our Board of Directors.  Our non-employee directors do not receive any compensation from us other than the retainer, attendance fees and stock option grants described above.

ITEM 11.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of Common Stock as of September 14, 2006 by (i) each person who is known by us to own beneficially more than 5% of our Common Stock, (ii) each of our directors and Named Executive Officers and (iii) all of our executive officers and directors as a group.  Except as otherwise listed below, the address of each person is c/o FP Technology, Inc., 181 Wells Avenue, Suite 100, Newton, Massachusetts 02459. As of September 14, 2006, there were 6,100,441 shares of our Common Stock outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent
5% or Greater Stockholders:
Jaguar Technology Holdings, LLC	2,177,414		35.7%
Benchmark Equity Group, Inc.	508,942		8.3%

Directors and Executive Officers:
Douglas Croxall	2,802,414	(2)	45.9%
William Santo	614,919	(3)	10.1%
Stephen Peary	514,122	(4)	8.4%
Mark Campion	60,484	(5)	1.0%

All current directors and executive officers as a group (4 persons)	3,991,939		65.4%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of August 31, 2006 are deemed outstanding for computing the percentage of the person holding such option or warrant, but are not deemed outstanding for computing the percentage of any other person. Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.

(2) Includes 2,177,414 shares held by Jaguar Technology Holdings, LLC.  Mr. Croxall is the sole member of Riverland Enterprises LLC, which is the sole member-manager of Jaguar Technology Holdings LLC.  Mr. Croxall disclaims beneficial ownership, except to the extent of his pecuniary interest therein, if any, of the shares held by Jaguar Technology Holdings LLC.  Also includes 625,000 shares of restricted Common Stock, all of which will vest on the second anniversary of our sale of $50 million in Senior Secured Convertible and Nonconvertible Notes Due 2011 and Warrants (the “CAP Financing”).  Vesting of the restricted Common Stock is contingent upon Mr. Croxall’s continuous service with the Company and the meeting of certain conditions of the CAP Financing.

(3) Consists of (i) 302,419 shares of restricted Common Stock, all of which will vest on January 5, 2009, and (ii) 312,500 shares of restricted Common Stock, all of which will vest on the second anniversary of the CAP Financing, contingent upon (a) Mr. Santo’s continuous service with the Company and (b) the meeting of certain conditions of the CAP Financing.

(4) Consists of (i) 201,622 shares of restricted Common Stock, all of which will vest on January 5, 2009, and (ii) 312,500 shares of restricted Common Stock, all of which will vest on the second anniversary of the CAP Financing contingent upon (a) Mr. Peary’s continuous service with the Company and (b) the meeting of certain conditions of the CAP Financing.

(5) Consists of 60,484 shares of restricted Common Stock, all of which will vest on March 31, 2008.

ITEM 12.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have entered into employment agreements with our chief executive officer, William Santo, and chief financial officer, Stephen Peary, the material terms of which are described under “Item 10. Employment Agreements of Named Executive Officers.”  Messrs. Santo and Peary also received restricted stock grants pursuant to the provisions of their respective employment agreement and as part of the CAP Financing, as further described under “Item 10. Summary Compensation Table.”

We have also provided compensation to directors, as further described under “Item 10. Compensation of Directors.”

Other than as described above, since June 30, 2004, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $60,000 and in which any director, executive officer, nominee for election as a director or beneficial owner of more than 5% of any class of our voting securities or members of such person’s immediate family (including spouse, parents, children, siblings, and in-laws) had or will have a direct or indirect material interest.

ITEM 13.               EXHIBITS

Exhibits required to be filed are listed below and except where incorporated by reference, immediately follow the Financial Statements.  Each management or compensation plan is marked with an asterisk (*).   Each document filed with this report is marked with two asterisks (**).

EXHIBIT #	DESCRIPTION

2.1(1)	Plan and Agreement of Merger, dated June 29 2006, by and among AFG Enterprises USA, Inc. and FP Technology, Inc.
2.2(2)	Agreement and Plan of Merger, dated March 29, 2006, by and among AFG Enterprises USA, Inc., FP Merger Sub, Inc. and FP Technology, Inc.
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	Amended and Restated Bylaws of the Registrant.
4.1(3)	Specimen Stock Certificate
10.1(4)	Securities Purchase Agreement, dated as of March 29, 2006, by and among AFG Enterprises USA, Inc. and the investors listed on the Schedule of Buyers attached thereto.
10.2(4)	Indenture, dated as of March 29, 2006, between AFG Enterprises, Inc. and The Bank of New York.
10.3(4)	Form of Global Senior Secured Nonconvertible Note Due 2011, dated as of March 29, 2006.
10.4(4)	Form of Warrant, dated as of March 29, 2006.
10.5.1(4)

Escrow Agreement, dated as of March 29, 2006, by and between The Bank of New York, as Escrow Agent, The Bank of New York, as Collateral Agent, The Bank of New York, as Trustee for the holders of certain notes of the Registrant under the Indenture dated as of March 29, 2006 with the Registrant, and the Registrant.

10.5.2**

Amendment to Escrow Agreement, dated as of June 8, 2006, by and between The Bank of New York, as Escrow Agent, The Bank of New York, as Collateral Agent, The Bank of New York, as Trustee for the holders of certain notes of the Registrant under the Indenture dated as of March 29, 2006 with the Registrant, and the Registrant.

10.6(4)	Security Agreement, dated as of March 29, 2006, by AFG Enterprises USA, Inc. and certain Guarantors in favor of The Bank of New York in its capacity as collateral agent for the Holders
10.7(4)	Pledge Agreement, dated as of March 29, 2006, made by certain pledgors, in favor of The Bank of New York, in its capacity as collateral agent
10.8(4)	Guaranty, dated as of March 29, 2006, made by FP Technology Holdings, Inc. in favor of The Bank of New York, in its capacity as collateral agent
10.9(4)	Registration Rights Agreement, dated as of March 29, 2006, of AFG Enterprises USA, Inc.

10.10(4)	Account Control Agreement by and among AFG Enterprises USA Inc. and The Bank of New York.
10.11(4)	Master Amendment, dated as of March 29, 2006, by and between FP Technology Holdings, Inc., Trident Growth Fund, L.P. and AFG Enterprises USA, Inc.
10.12**	First Amendment, dated September 13, 2006, by and between FP Technology, Inc. and Trident Growth Fund, L.P.
10.13(4)	Securities Purchase Agreement, dated as of September 12, 2005, by and among FP Technology Holdings, Inc. and Trident Growth Fund, L.P.
10.14(4)	Form of 12% Senior Secured Convertible Debenture of FP Technology Holdings, Inc. issued in initial principal amounts of $2,500,000.
10.15(4)	Form of Warrants issued to Trident Growth Fund, L.P.
10.16(4)

Intercreditor and Subordination Agreement, dated as of March 29, 2006, by Trident Growth Fund, L.P., AFG Enterprises USA, Inc. and FP Technology Holdings, Inc., in favor of the holders of the Senior Indebtedness and The Bank of New York, a New York corporation, as collateral agent for the Senior Lenders.

10.17(4)	Security Agreement, dated as of September 13, 2005, by and among FP Technology Holdings, Inc. and Trident Growth Fund, L.P., and First Amendment thereto, dated as of November 15, 2005.
10.18(5)	Credit Agreement, dated as of July 15, 2003, by and between AFG Enterprises USA, Inc. and Acclaim Financial Group Ventures II, LLC.
10.19(4)	Exchange Agreement, made as of March 29, 2006, by and between AFG Enterprises USA, Inc. and Benchmark Equity Group, Inc.
10.20**	Non-Exclusive Patent License Agreement, dated March 28, 2006, by and between Orion IP, LLC and FP Technology Holdings, Inc.
10.21(2)*	Employment Agreement, dated March 16, 2006, by and between Firepond, Inc. and William Santo.
10.22(2)*	Employment Agreement, effective as of March 16, 2006, by and between Firepond, Inc. and Stephen Peary.
10.23(*)(**)	Employment Agreement, effective as of March 30, 2006, by and between FP Technology, Inc. and Carol Ferrari.
10.24(*)(**)	Employment Agreement, effective as of March 30, 2006, by and between FP Technology, Inc. and Jerry Keefe.
10.25(6)	Form of Securities Purchase Agreement entered into by the Registrant in connection with the PIPE Financing.
10.26(6)	Form of Warrant issued by the Registrant in connection with the PIPE Financing.
10.27(6)	Registration Rights Agreement entered into by the Registrant in connection with the PIPE Financing.
10.28(*)(**)	Form of Restricted Stock Grants to William Santo, Stephen Peary, Mark Campion and Douglas Croxall.
24.1	Power of Attorney (Included on the signature page).
31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)                                  Previously filed on Schedule 14C with the SEC on June 9, 2006, and incorporated herein by reference.

(2)                                  Previously filed on Form 8-K with the SEC on April 4, 2006 (reporting the Registrant’s change in shell company status) and incorporated herein by reference.

(3)                                  Previously filed on the Company’s Registration Statement on Form 10, as amended, filed with the SEC.

(4)                                  Previously filed on Form 8-K with the SEC on April 4, 2006 (reporting completion of the Registrant’s CAP Financing) and incorporated herein by reference.

(5)                                  Previously filed on Form 10-K with the SEC on April 20, 2005 and incorporated herein by reference.

(6)                                  Previously filed on Form 8-K with the SEC on September 7, 2006 and incorporated herein by reference.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees that we incurred for audit and non-audit services provided by Causey Demgen & Moore Inc. (“CDM”), which acted as our independent auditors for the year ended June 30, 2006 and performed audit services for us during this period.  The audit fees include only fees that are customary under generally accepted auditing standards and are the aggregate fees that we incurred for professional services rendered for the audit of our financial statements for the year ended June 30, 2006.

Nature of fees	June 30, 2006
Audit Fees (Financial)	$69,299
Audit Related Fees	$11,372
Tax Fees	$0
Other Fees	$0

The full Board of Directors pre-approves all audit and permissible non-audit services to be performed by the independent auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FP TECHNOLOGY, INC.

Dated: September 28, 2006	By:	/s/ William Santo
William Santo
Chief Executive Officer

	By:	/s/ Stephen Peary
Stephen Peary
Chief Financial Officer

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William Santo and Stephen Peary, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

SIGNATURE	TITLE	DATE

/S/ William Santo	Chief Executive Officer, Director	September 28, 2006
William Santo	(Principal Executive Officer)

/S/ Stephen Peary	Chief Financial Officer	September 28, 2006
Stephen Peary	(Principal Financial and Accounting Officer)

/S/ Douglas Croxall	Chairman	September 28, 2006
Douglas Croxall

/s/ Mark Campion	Director	September 28, 2006
Mark Campion

FP TECHNOLOGY INC.

CONTENTS

June 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FP Technology, Inc.

We have audited the accompanying consolidated balance sheet of FP Technology, Inc. as of June 30, 2005 and 2006 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the period from November 1, 2004 to June 30, 2005 and for the year ended June 30, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FP Technology, Inc. as of June 30, 2005 and 2006 and the results of their operations and their cash flows for the period from November 1, 2004 to June 30, 2005 and the year ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

Denver, Colorado
August 18, 2006, except for note 13 as to which date is September 27, 2006	Causey Demgen and Moore Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

FP Technology, Inc. (formerly Firepond, Inc. a wholly owned subsidiary of Jaguar Holdings, LLC)

We have audited the consolidated statements of income, stockholder’s equity and cash flows of FP Technology, Inc. (formerly Firepond, Inc. a wholly owned subsidiary of Jaguar Holdings, LLC) for the period from December 2, 2003 (Acquisition) to October 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of FP Technology, Inc. (formerly Firepond, Inc. a wholly owned subsidiary of Jaguar Holdings, LLC) referred to above, present fairly, in all material respects, the results of its operations and its cash flows for the period from December 2, 2003 (Acquisition) to October 31, 2004, in conformity with accounting principles generally accepted in the United States.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

April 25, 2005

FP TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEET

June 30, 2005 and 2006

	6/30/2005	6/30/2006
ASSETS

Current assets
Cash and cash equivalents	$24,379	$831,184
Restricted cash	—	47,500,000
Accounts receivable, net of allowance for doubtful accounts of $10,000	548,956	115,206
Debt issuance costs	—	1,633,835
Unbilled revenue	2,748	—
Assets to be sold	127,035	—
Other current assets	69,763	601,956

Total current assets	772,881	50,682,181

Property and equipment, net	304,610	191,081
Goodwill	4,772,413	4,772,413
Deferred offering costs	—	43,076
Deposits	32,942	12,140

Total assets	$5,882,846	$55,700,891

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short-term notes payable net of discount of $154,250 (2006)	$1,000,000	$52,595,750
Accounts payable	159,743	524,171
Accrued liabilities	1,207,001	2,082,459
Deferred revenue	1,188,287	1,609,657
Liabilities associated with assets to be sold	31,594	—

Total current liabilities	3,586,625	56,812,037

Long-term notes payable	2,000,000	—

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, par value $.001
Authorized - 5,000,000 shares
Issued and outstanding - none
Common stock, par value $.001
Authorized - 100,000,000 shares
Issued and outstanding 2,177,414 shares at 2005
Issued and outstanding 5,100,441 shares at 2006	2,177	5,100
Additional paid in capital (deficiency)	(997,167)	2,182,237
Retained earnings/accumulated deficit	1,971,989	(2,811,192)
Deferred compensation	—	(487,291)
Accumulated other comprehensive loss	(680,778)	—

Total stockholders’ equity (deficit)	296,221	(1,111,146)

Total liabilities and stockholders’ equity	$5,882,846	$55,700,891

The accompanying notes are an integral part of these financial statements.

FP TECHNOLOGY, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

For the period December 2, 2003 through October 31, 2004 and for the eight months  ended June 30, 2005 and for the year ended June 30, 2006

	Period Ended	Period Ended	Period Ended
	10/31/2004	6/30/2005	6/30/2006
Revenues
Enterprise revenues	8,950,055	2,841,394	3,310,242
OnDemand revenues	—	—	451,352

Cost of goods sold
Enterprise	2,087,776	1,269,357	1,585,188
OnDemand	—	—	359,462

Gross profit	6,862,279	1,572,037	1,816,944

Operating expenses
Sales, general and administrative	1,330,110	1,343,750	3,165,398
Research and development	1,953,895	1,118,141	1,835,176
Restructuring and other special charges	3,447,293	176,578	(16,170)
Settlement of claim	—	(646,863)	(1,712,500)

Total operating expenses	6,731,298	1,991,606	3,271,904

Income (loss) from operations	130,981	(419,569)	(1,454,960)

Other income (expense), net
Interest income	—	—	522,045
Interest (expense)	(208,787)	(128,333)	(3,068,063)
Other income (expenses)	126,608	28,209	(18,951)
Total other income (expense), net	(82,179)	(100,124)	(2,564,969)

Net income (loss) from continuing operations	48,802	(519,693)	(4,019,929)

Loss from discontinued operations	(118,005)	—	(763,252)
Gain on disposal of discontinued operations	—	2,560,885	—

Net Income (loss)	$(69,203)	$2,041,192	$(4,783,181)

Net income (loss) per share - basic and diluted
Income (loss) from continuing operations	$0.02	($0.24)	($1.64)
Loss from discontinued operations	($0.05)	—	($0.31)
Gain on disposal of discontinued operations	—	$1.18	—

Basic and diluted income (loss) per share	($0.03)	$0.94	($1.95)

Basic and diluted weighted average common shares outstanding	2,177,414	2,177,414	2,454,540

The accompanying notes are an integral part of these financial statements.

FP Technology, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the year ended June 30, 2006

	Firepond, Inc.		FP Technology, Inc.
	Common Stock		Common Stock			Retained		Accumulated Other
		$0.001		$0.001	Additional Paid	Earnings	Loan Receivable and	Comprehensive	Stockholders’	Comprehensive
	Shares	Par Value	Shares	Par Value	In Capital	(Deficit)	Deferred Compensation	Income (Loss)	Equity (Deficit)	Income (Loss)

Balance, December 2, 2003 (Acquisition)	22	$1	—	$—	$9	$—	$—	$—	$10	$—

Dividend of shares issued to shareholders	2,177,392	2,176	—	—	(2,176)	—	—	—	—	—
Loan receivable to owner	—	—	—	—	—	—	(1,175,000)	—	(1,175,000)	—
Currency translation adjustment	—	—	—	—	—	—	—	(721,761)	(721,761)	(721,761)
Net loss	—	—	—	—	—	(69,203)	—	—	(69,203)	(69,203)

Balance, October 31, 2004	2,177,414	2,177	—	—	(2,167)	(69,203)	(1,175,000)	(721,761)	(1,965,954)	(790,964)

Debt forgiveness	—	—	—	—	(1,175,000)	—	1,175,000	—	—	—
Capital contribution	—	—	—	—	180,000	—	—	—	180,000	—
Net income	—	—	—	—	—	2,041,192	—	40,983	2,082,175	2,082,175

Balance, June 30, 2005	2,177,414	2,177	—	—	(997,167)	1,971,989	—	(680,778)	296,221	1,291,211

FP Technology — Common Stock	—	—	2,016,124	2,016	47,984	—	—	—	50,000	—
FP Technology — Additional Paid in Capital	—	—	—	—	(50,000)	—	—	—	(50,000)	—
Issuance of convertible debt with warrants	—	—	—	—	510,000	—	—	—	510,000	—
Issuance of convertible debt with warrants	—		—	—	160,000	—	—	—	160,000	—
Issuance of additional shares to 100% owner	—	—	161,290	161	(161)	—	—	—	—	—
Existing AFG Enterprises equity at time of reverse merger	—	—	1,108,502	1,108	(23,123)	—	—	—	(22,015)	—
Issuance of common stock awards to directors and officers	—	—	1,814,525	1,815	562,527	—	(564,342)	—	—	—
Issuance of warrants in connection with debt financing	—	—	—	—	1,970,000	—	—	—	1,970,000	—
Net loss for the twelve months ended June 30, 2006	—	—	—	—		(4,783,181)	77,051	680,778	(4,025,352)	(4,102,403)
Reclassification of Firepond equity as a result of Trust created to assume all prior liabilities	(2,177,414)	(2,177)	—	—	2,177	—	—	—	—	—

Balance, June 30, 2006	—	$—	5,100,441	$5,100	$2,182,237	$(2,811,192)	$(487,291)	$—	$(1,111,146)	$(2,811,192)

The accompanying notes are an integral part of these financial statements.

FP TECNOLOGY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the period from December 2, 2003 to October 31, 2004, the eight months ended June 30, 2005 and the year ended June 30, 2006

	Period Ended	Period Ended	Period Ended
	10/31/2004	6/30/2005	6/30/2006
Cash flows from operating activities
Net income (loss)	$(69,203)	$2,041,192	$(4,783,181)
Adjustments to reconcile net loss to net cash used in operating activities
(Gain) on disposal of discontinued operations	—	(2,514,837)	—
(Gain)/loss on disposal of fixed assets	—	19,298	—
Settlement of claim	—	(646,863)	(1,712,500)
Depreciation and amortization	92,734	105,863	2,382,183
Loss from discontinued operations	1,625,591	—	680,778
(Increase) decrease in
Accounts receivables	281,012	29,603	433,750
Unbilled services	36,039	1,269	2,748
Prepaid expenses and other assets	390,572	78,729	(405,158)
(Decrease) increase in
Accounts payable	(183,502)	(137,832)	364,428
Accrued liabilities	(931,476)	134,432	1,034,348
Restructuring accrual	(586,485)	56,874	—
Deferred revenue	(1,737,708)	(281,047)	421,370

Net cash used in operating activities	(1,082,426)	(1,113,319)	(1,581,234)

Cash flows from investing activities
Change in goodwill value	808,685	—	—
Change in intangible assets	1,731,200	—	—
Restricted cash	—	—	(47,500,000)
Purchase of property and equipment	(172,051)	(19,032)	(42,018)
Other assets	—	29,002	(22,274)

Net cash provided by (used in) investing activities	2,367,834	9,970	(47,564,292)

Cash flows from financing activities
Issuance of notes receivable	(1,350,000)	—	—
Issuance of notes receivbale to owner	(1,175,000)	—	—
Payments on notes payable	(600,000)	(1,600,000)	(1,250,000)
Debt issuance costs	—	—	(1,297,669)
Capital contributions	—	180,000	—
Borrowings from notes payable	—	—	52,500,000

Net cash provided by (used in) financing activities	(3,125,000)	(1,420,000)	49,952,331

Effect of exchange rate changes on cash and cash equivalents	(721,761)	—	—

Net (decrease) increase in cash and cash equivalents	(2,561,353)	(2,523,349)	806,805

Cash and cash equivalents, beginning of period	5,109,081	2,547,728	24,379

Cash and cash equivalents, end of period	$2,547,728	$24,379	$831,184

Supplemental cash flow information:

Taxes Paid	$—	$—	$—
Interest paid	$—	$—	$226,667

Non Cash Financing and Investing Activities:

During the year ended June 30, 2005, the Company transferred a note receivable of $1,350,000 and recorded income of $646,863 in connection with the settlement of the GM note in the principal amount of $1,800,000 plus accrued interest of $196,863. A write-off of a related party note receivable was offset against additional paid in capital (deficiency).

During the year ended June 30, 2006, the Company issues convertible notes and warrants and valued the conversion rights and the warrants at $670,000 as a discount on debt.

During the year ended June 30, 2006, the Company issued warrants valued at $1,970,000 for debt service costs.

The accompanying notes are an integral part of these financial statements.

FP TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

NOTE 1 - ORGANIZATION AND LINES OF BUSINESS

FP Technology, Inc. (the “Company”) is a pioneer in software solutions that help companies with complex products to convert more leads into accurate orders.  Companies with complex products may achieve measurable and meaningful returns on investment using the Company’s technology by reducing total cost of sales, whether sales are generated through a direct sales force, an indirect channel network or via the web.

The Company generates revenue from its new OnDemand subscription based software as well as legacy license and service revenue.  The OnDemand product was launched in commercial form in August 2005 and we are strategically transitioning from an historic enterprise software model to a web based delivery model.   License revenue is generated from licensing the rights to the use of Company’s packaged software products.  Service revenue is generated from sales of maintenance, consulting and training services performed for customers that license the Company’s products.

In June 2006, FP Technology Holdings, Inc. (“FPT”) changed its name to FP Technology, Inc.

On June 29, 2006, AFG Enterprises USA, Inc. (“AFG”) as the 100% owner of all of the outstanding stock of FP Technology, Inc., merged with and into FP Technology, Inc. with FP Technology, Inc. as the surviving corporation.

On March 29, 2006, AFG entered into an Agreement and Plan of Merger by and among FP Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of FPT, pursuant to which AFG agreed to acquire all of the issued and outstanding capital stock of FPT (the “FP Acquisition”).  AFG completed the acquisition of FPT on the same date, and FPT became a wholly-owned subsidiary of AFG.  In connection with the FP Acquisition, AFG changed its fiscal year end from December 31 to June 30.

As a result of the merger, each share of common stock of FPT outstanding immediately prior to the effective time of the merger (the “Effective Time”) was converted into the right to receive shares of common stock of AFG at an exchange ratio of 0.4032248 for each share of FPT common stock.  AFG issued an aggregate of 3,991,939 shares of its common stock, par value $0.001 per share (the “Purchase Price”) in exchange for all issued and outstanding shares of FPT common stock.  The issuance of such shares of common stock was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder.  The transaction has been recorded as a recapitalization of FPT whereby the capital structure and outstanding shares of common stock have been adjusted as if there was a stock split and a subsequent issuance of common stock to AFG valued at the net book value of AFG at March 29, 2006.

On September 13, 2005, FPT acquired all of the operating assets, certain liabilities, and all of the employees of Firepond, Inc. (“Firepond”) as part of a restructuring and new financing transaction (the “Firepond Asset Acquisition”).  Firepond and FPT shared the same 100%

owner both immediately before and after the Firepond Asset Acquisition.  As such, the financial statements included herein present the consolidated post merger financial statements of Firepond, Inc., FP Technology, Inc. (formerly - FP Technology Holdings, Inc.) and AFG Enterprises USA, Inc.  Firepond was liquidated in January 2006 and its assets were transferred to a liquidating trust.

A wholly owned subsidiary (“Fire Sub”) of Jaguar Technology Holdings, LLC (“Jaguar”) completed a tender offer (“Tender Offer”) for Firepond on December 2, 2003, after which Fire Sub held 90.3% of Firepond’s outstanding shares.  Immediately after consummation of the Tender Offer, Fire Sub completed a merger (the “Merger”) without the vote of shareholder’s in accordance with Delaware’s short form merger procedures.  Pursuant to the Tender Offer and the Merger, each share of Firepond common stock was converted into the right to receive $3.16 in cash, without interest. Upon completion of the Merger, the shareholders were redeemed at the tender offer price, and Jaguar owned all of the outstanding equity of Firepond.

At the completion of the merger, Jaguar assumed control of the Company.  In accordance with FAS 141, the net assets were adjusted to reflect the new basis of the assets.

The difference between the Company’s new basis and the fair market value of its assets at the date of the acquisition was recorded as goodwill.  A summary of the assets purchased in the acquisition is as follows:

Cash	$5,109,081
Receivables	859,571
Assets to be sold	2,465,174
Other assets	641,065
Property and equipment	191,600
Intangible assets	1,731,200
Accounts Payable	(481,062)
Accrued liabilities	(1,920,701)
Deferred Revenue	(3,207,042)
Accrued Restructuring	(809,818)
Liabilities associated with assets to be sold	(3,160,156)
Notes Payable	(7,000,000)

Basis of net liabilities assumed	(5,581,088)
Goodwill	5,581,088

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

For the period from December 2, 2003 through September 12, 2005, the financial statements presented herein are those of Firepond.  For the period from September 13, 2005 through January 17, 2006, the financial statements presented herein are the combined financial statements of Firepond and FPT.  Pursuant to FIN 46(R), the financial statements presented herein for the fiscal year ended June 30, 2006 include the consolidated financial statements of FP, AFG (commencing March 29, 2006) and the Firepond liquidating trust.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Liquidity

During the fiscal year ended June 30, 2006, the Company incurred loses of $4,019,929 from continuing operations and $763,252 from discontinued operations and had negative cash flow from operations of $1,581,234. Subsequent to year end, the Company secured new capital in the form of $7,000,000 in proceeds from the sale of common stock as described in Note 13.

Revenue Recognition

Enterprise Software Revenue Recognition

Enterprise software revenue or license revenue is generated from licensing the rights to the use of the Company’s packaged software products.  The Company recognizes enterprise software revenue based on the provisions of the American Institute of Certified Pubic Accountants (AICPA) Statement of Position, No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended, and Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”).

The Company generates enterprise software revenue from licenses and services.  License revenue is generated from licensing the rights to the use of the Company’s packaged software products.  Service revenue is generated from sales of maintenance, consulting and training services performed for customers that license the Company’s packaged software products.

The Company has concluded that generally, where the Company is responsible for implementation services for the SalesPerformer product suite and their components, the implementation services are essential to the customer’s use of the products.  In such arrangements, the Company recognizes revenue following the percentage-of-completion method over the implementation period.  Percentage of completion is computed on the basis of the number of implementation hours incurred to date compared to estimated total implementation hours.  This method is used because management has determined that past experience has evidenced expended hours to be the best measure of progress with respect to these types of arrangements.  In those instances where the estimate of total contract revenue and total contract cost indicate that a loss will be realized with respect to a particular arrangement, a provision for the entire loss on the contract is recorded in the period of determination.

In situations where the Company is not responsible for implementation services for the SalesPerformer product suite, the Company recognizes revenue on delivery of the packaged software provided (i) there is persuasive evidence of an arrangement, (ii) collection is probable and (iii) the fee is fixed or determinable.  In situations where the Company is not responsible for implementation services for the SalesPerformer product suite, but is obligated to provide unspecified additional software products in the future, the Company recognizes revenue as a subscription over the term of the commitment period.

For product sales that are recognized on delivery, the Company will execute contracts that govern the terms and conditions of each software license, as well as maintenance arrangements and other services arrangements.  If an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

Revenue under multiple element arrangements (which may include several different software products and services sold together) is allocated to each element based on the residual method in accordance with Statement of Position, No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements” (“SOP 98-9”).  The Company uses the residual method when vendor-specific objective evidence of fair value does not exist for one of the delivered elements in the arrangement.  Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized.  The Company has established sufficient vendor-specific objective evidence for professional services, training and maintenance and support services based on the price charged when these elements are sold separately.  Accordingly, packaged software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training, and maintenance and support services.

Revenue from maintenance services is recognized ratably over the term of the contract, typically one year.  Consulting revenue is primarily related to implementation services performed on a time-and-materials basis under separate service arrangements.  Revenue from consulting and training services is recognized as services are performed.

OnDemand Hosted License Revenue

Firepond OnDemand is an application that enables a company’s sales force and supporting organizations to configure complex products, and accurately price those products.  For Firepond OnDemand contracts, the Company does not actually deliver a software product to a customer for installation on the customer’s in-house systems but rather makes the software available to the customer through a Company hosting arrangement. In this case the Company installs and runs the software application either on its own or a third-party’s server giving customers access to the application via the Internet or a dedicated line.  Accordingly, the Company evaluates its revenue recognition in consideration of SOP 97-2 or whether such activity falls outside of such guidance.

An Emerging Issues Task Force was tasked with assessing the applicability of SOP 97-2 to such hosting arrangements and considering how a vendor’s hosting obligation would impact revenue recognition. This discussion resulted in the issuance of Emerging Issues Task Force 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware” (“EITF 00-03”).  Under EITF 00-03, the Task Force reached a consensus that a hosting arrangement is within the scope of SOP 97-2 if:

•                  the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty; and

•                  it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software without significant penalty.

This allows the Company the ability to recognize that portion of the fee attributable to the license on delivery, while that portion of the fee related to the hosting element would be recognized ratably as the service is provided, assuming all other revenue recognition criteria have been met.   If a hosting arrangement fails to meet the requirements of EITF 00-03 then the arrangement is not considered to have a software element and therefore is outside of the scope of SOP 97-2. The hosting arrangement, which would follow a services accounting model, would then likely be accounted for in accordance with the guidance contained in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).  SAB 101 contains the same four basic criteria for revenue recognition as SOP 97-2:

•                  Persuasive evidence of an arrangement exists;

•                  Delivery has occurred or services have been rendered;

•                  The vendor’s price to the buyer is fixed or determinable; and

•                  Collectibility is reasonably assured.

Once these conditions have been met, revenue can be recognized.  SAB 101 was amended by Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“Revenue Recognition, corrected copy” (“SAB 104”), which codified current and existing revenue recognition issues.    In consideration of the above criteria, in general terms, revenue from product-related hosted solution is recognized ratably over the term of the contract after payment has been received.  Hosted solution includes unspecified upgrades, end user support up to two primary contacts and hosted server support.

The Company has recorded deferred revenue on amounts billed or collected by the Company before satisfying the above revenue recognition criteria.  Deferred revenue at June 30, 2005 and 2006 consisted of the following:

	Period Ended	Period Ended
	June 30, 2005	June 30, 2006
OnDemand revenue	$0	$440,647
Product license and related services	80,337	76,636
Product-related maintenance	1,107,950	1,092,374
	$1,188,287	$1,609,657

Cost of goods sold

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense for the periods ended October 31, 2004, June 30, 2005 and 2006 were $3,869, $713 and $9,085 respectively.

Allowance for Doubtful Accounts

The Company uses the allowance method to determine the allowance for doubtful accounts. The allowance is based upon prior years’ experience and management’s analysis of specific receivables.

The allowance for doubtful accounts was $10,000 at June 30, 2005 and 2006.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and debt. The carrying values of cash and cash equivalents and accounts receivable and payable approximate fair value.  The Company believes the fair values and the carrying value of the Company’s debt would not be materially different due to the instruments interest rates and maturity dates.

Income Taxes

Income taxes are accounted for based on guidance in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  Under SFAS No. 109, deferred income tax liabilities and assets are determined based on the difference between the financial reporting and tax bases of assets and liabilities using currently enacted tax rates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Company maintains its cash deposits at numerous banks located throughout the United States, which at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.  Cash equivalents, which may consist of money market, commercial paper and U.S. federal agency securities, are classified as available-for-sale and therefore carried at fair market value.  As of June 30, 2005 and 2006, cash equivalents were $0.

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

Goodwill

Prior to the January 1, 2002 implementation of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill was amortized on a straight-line basis over 5-20 years.  Since that date, goodwill has been subject to periodic impairment tests in accordance with SFAS 142.

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

If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded.  Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets.  To date no such impairment has been recorded.

Concentration of Credit Risk

Statement of Financial Accounting Standards No. 105, “Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” (“SFAS No. 105”) requires disclosure of any significant off-balance sheet risks and credit risk concentrations.  The Company has no significant off-balance-sheet risks.  Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalents, short-term investments, and accounts receivable.  The Company maintains its cash and cash equivalents with established financial institutions. The Company’s credit risk is managed by investing its cash in high quality money market instruments and high quality corporate issuers.

Concentration of credit risk related to accounts receivable and unbilled services is limited to several customers to whom the Company makes substantial sales.  The Company performs periodic credit evaluations of its customers and has recorded allowances for estimated losses.  The Company has not experienced any material losses related to receivables from individual customers, geographic regions or groups of customers.

During the period ended June 30, 2006, the Company conducted business with three customers whose sales made up 11.7% (foreign customer), 10.8% (foreign customer) and 10.2% of net revenues.  As a percentage of total revenues, domestic sales were approximately 53.5% and foreign sales were approximately 46.5%.

Net Income (Loss) Per Share

Net income (loss) per share is computed based on the guidance of SFAS No. 128, “Earnings per Share” (“SFAS No. 128”).  SFAS No. 128 requires companies to report both basic income (loss) per share, which is computed by dividing the net income (loss) by the weighted average number of common shares outstanding, and diluted income (loss) per share, which is computed by dividing the net income (loss) by the weighted average number of common shares outstanding plus the weighted average dilutive potential common shares outstanding using the treasury stock method.  In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

Foreign Currency Translation

The local currency is the functional currency of the Company’s subsidiaries.  Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average rates for the period. Gains and losses arising from translation are accumulated as a separate component of stockholder’s equity.  Gains and losses arising from transactions denominated in foreign currencies are included in other income.

Computer Software Development Costs and Research and Development Expenses

The Company incurs software development costs associated with its licensed products as well as new products.  Since June 1997, the Company has determined that technological feasibility occurs upon the successful development of a working model, which happens late in the development cycle and close to general release of the products.  Because the development costs incurred between the time technological feasibility is established and general release of the product are not material, the Company expenses these costs as incurred.

Discontinued Operations

On August 26, 2003, the Company decided to discontinue the operations of all foreign subsidiaries.  The results of operations of the foreign subsidiaries of the Company have been classified as discontinued operations in the accompanying consolidated statements of operations for the periods ended October 31, 2004, June 30, 2005 and June 30, 2006. During the period ended June 30, 2005, the Company recorded the elimination of the liabilities associated with its foreign discontinued operations except for Germany and Switzerland which were still in the liquidation process.  This elimination resulted in the Company recording approximately $2.6 million in gain on disposal of discontinued operations.

During the period ended June 30, 2006, the Company recorded the elimination of the assets and liabilities associated with its foreign discontinued operations for Germany and Switzerland.  This elimination resulted in the Company recording approximately $763,000 in loss from discontinued operations.   Accordingly, all assets and liabilities of foreign operations have been written off of the books.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets,” (“SFAS No. 153”) an amendment to Accounting Principles Board (“APB”) Opinion No. 29 (“Opinion No. 29”), “Accounting for Nonmonetary Transactions”. Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board.  The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004.  The adoption of SFAS No. 153 did not have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 will apply to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate, and also the guidance in APB No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Company presently does not believe that the adoption of the provisions of SFAS No. 154 will have a material affect on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share Based Payment,” (“SFAS No. 123 (R)”) which eliminates the use of APB Opinion No. 25 and will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward (the requisite service period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of director/employee share options; share grants and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments.  SFAS No. 123 (R) must be applied to all shares and options granted or modified after its effective date and also to recognize the cost associated with the portion of any share or option awards made before its effective date for with the associated service has not been rendered as of its effective date.

On April 14, 2005, the U.S. Securities and Exchange Commission announced that the effective date of SFAS No. 123(R) is deferred for calendar year companies until the beginning of 2006. On January 1, 2006, the Company elected to adopt SFAS No. 123(R) early (see Note 11).

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”).  FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  Fin No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies).  Retrospective application of interim financial information is permitted but is not required.  Management does not expect adoption of FIN No. 47 to have a material impact on the Company’s financial statements.

SFAS 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (‘SFAS No. 155”). This Statement shall be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Management does not expect adoption of SFAS No. 155 to have a material impact on the Company’s financial statements.

SFAS 157, “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. Management has not evaluated the impact of this statement

In June 2005, the Emerging Issues Task Force reached a consensus on Issue No. 05-6 (“EITF No. 05-6”), “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.”   EITF No. 05-6 clarifies that the amortization period for leasehold improvements acquired in a business combination or placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals that are reasonably assured of exercise at the time of the acquisition. EITF No. 05-6 is to be applied prospectively to leasehold improvements purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF No. 05-6 did not have a material impact on the Company’s consolidated financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2005 and 2006 consisted of the following:

Property and equipment:	2005	2006
Computer equipment and software	$3,677,176	$3,421,851
Furniture and fixtures	527,902	527,902
Leasehold improvements	19,915	19,915
	4,224,993	3,969,668
Less accumulated depreciation and amortization	3,920,383	3,778,587
Property and equipment, net	$304,610	$191,081

Depreciation expense was $92,734, $105,863 and $155,547 for the periods ended October 31, 2004, June 30, 2005 and June 30, 2006, respectively.

NOTE 4 - ACCRUED LIABILITIES

Accrued liabilities at June 30, 2005 and 2006 consisted of the following:

	2005	2006
Accrued interest	$162,500	$606,436
Consulting and professional fees	148,355	631,908
Compensation and benefits	190,832	247,312
Sales, use and other taxes	239,943	123,547
Restructuring	280,207	217,735
Other	185,164	255,521
Total accrued liabilities	$1,207,001	$2,082,459

NOTE 5 –NOTES PAYABLE

On September 13, 2005, Trident Growth Fund, L.P. (“Trident”) loaned FPT $2,000,000, with interest accruing at 12% per annum.  Interest is payable monthly and principal due on September 30, 2006 or on consummation of a change in control transaction.  The Note was originally convertible into shares of common stock based upon a fixed ratio.  On or about November 25, 2005, FPT closed an additional $500,000 note with Trident Growth Fund on the same terms and conditions as the note issued in September 2005.  The funds received pursuant to these Notes were used for working capital.

In connection with the acquisition of FPT by AFG and the CAP Financing as described below, on March 29, 2006 AFG entered into an agreement with Trident which amended the operative documents entered into by FPT and Trident in September and November 2005 (the “Master Amendment”) and added AFG as a party to certain of these agreements.  Under the Master Amendment, the Notes issued to Trident were amended to be convertible into AFG stock at a price of $6.40 per share, subject to the same anti-dilution adjustments applicable to the Notes issued in the CAP Financing.  In addition, the warrants issued to Trident were amended to be exercisable for AFG stock and to reflect an exercise price of $4.00 per share, and the amount of shares issuable under the Trident Warrants was changed to 390,625 shares of AFG common stock (exercisable for a period of 5 years from the date of the initial notes).  In addition, the financial covenants under the agreements with Trident were amended to match the financial covenants contained in the CAP Financing.

Also, on March 29, 2006, AFG entered into an Intercreditor and Subordination Agreement with FPT and Trident (the “Subordination Agreement”), pursuant to which Trident agreed to subordinate its rights to those of the investors in the CAP Financing.

On September 13, 2005, Firepond, FPT and General Motors entered into a letter agreement whereby General Motors accepted $1,250,000 in cash from FPT, received a $250,000, 5% unsecured note from FPT, cancelled the note due from Firepond and released its security interest in Firepond assets.  This resulted in a $1,712,500 gain on settlement of which $1,500,000 was a non cash settlement of principal and $212,500 was forgiveness of interest.

On March 29, 2006, AFG entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Buyers”) to which the Buyers agreed to purchase (i) AFG’s Senior Secured Nonconvertible Notes due 2011 (the “Nonconvertible Notes”) in an aggregate principal amount of $50,000,000 (“CAP Financing”), which Nonconvertible Notes may be exchanged for Senior Secured Convertible Notes due 2011 (the “Convertible Notes”, and together with the Nonconvertible Notes, the “Notes”) or redeemed under certain circumstances, and which Convertible Notes are convertible into shares of AFG’s common stock (the “Conversion Shares”); and (ii) warrants (the “Warrants”) to acquire in the aggregate up to 6,875,000 shares of AFG’s common stock (including warrants granted to the placement agent to acquire 625,000 shares of common stock) exercisable from the earlier of six months after issuance or the Threshold Acquisition Date (as such term is defined in the Indenture) until March 29, 2011 at an exercise price equal to the lower of $8.00 or 125% of the per share price of AFG’s common stock to be sold in an equity offering.  The purchase and sale of the Notes and Warrants was consummated on March 29, 2006. The Notes are subject to certain requirements which must be fulfilled or the Notes will be callable within one year.

Notes payable at June 30, 2005 and 2006 consisted of the following:

	2005	2006
Unsecured note payable to General Motors, 5.00%	$3,000,000	$250,000
Trident secured note payable, 12%	—	2,500,000
Senior secured nonconvertible notes, variable rate based on the greater of 4.51% or the 3 month T-Bill rate	—	50,000,000

Less discount	—	(154,250)

Total notes payable	$3,000,000	$52,595,750

Less current portion:	1,000,000	52,595,750

Non-current portion:	$2,000,000	$—

(Weighted average interest rate – 5% for 2005 and 4.88% for 2006)

NOTE 6 - INTEREST EXPENSE

During the periods ended October 31, 2004, June 30, 2005 and 2006, the Company recorded interest expense of $208,787, $128,333 and $3,068,063 respectively.  Included in interest expense is amortization of debt issuance costs related to the CAP financing totaling $1,633,835 for the year ended June 30, 2006.  Interest expense in the period ended June 30, 2006 net of the respective amortization is attributable to the note obligations to GM, Trident and the CAP Notes.

NOTE 7 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at June 30, 2005 was as follows:

Foreign currency translation	$(680,778)
Accumulated other comprehensive loss at 6/30/05:	$(680,778)

As a result of the liquidation of the remaining foreign subsidiaries during the period, there was no accumulated other comprehensive loss at June 30, 2006.

NOTE 8 - RESTRUCTURING AND OTHER SPECIAL CHARGES

During the period from December 2, 2003 (Acquisition) to June 30, 2006, the Company continued to restructure its operations as a result of a prolonged slowdown of global information technology spending, specifically within the enterprise software marketplace. As such, the Company announced a strategic realignment to further enhance its focus on the “lead-to-order’’ market as well as measures to better align its cost structure with projected revenue and preserve cash. The Company reduced its headcount and facilities as well as writing-off excess equipment and terminated and restructured certain contractual relationships.  In connection with the restructuring of its operations, the Company recognized direct and other special charges for the periods ended October 31, 2004, June 30, 2005 and June 30, 2006 of $3.4 million, $200,000 and $0, respectively.

NOTE 9 - INCOME TAXES

There was no provision for income taxes for the periods ended October 31, 2004, June 30, 2005 and June 30, 2006.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets (liabilities) are as follows:

	Period Ended	Period Ended
	June 30, 2005	June 30, 2006
Net operating losses and credit carryforwards	$5,133,424	$6,759,706
Nondeductible reserves and accruals	618,065	548,877
Depreciation and amortization	78,274	216,351
Capitalized research and development	1,316,060	692,100
Other	—	179,478
Gross deferred tax assets	7,145,823	8,396,512
Valuation allowance	(7,145,823)	(8,396,512)

Net deferred tax assets	$—	$—

Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” provides for the recognition of deferred tax assets if realization of the deferred tax assets is more likely than not.  Based upon the weight of available evidence, which includes FPT and its predecessors’ historical operating performance and the reported cumulative net losses in prior years, FPT has provided a full valuation allowance against it net deferred tax assets.  The valuation allowance increased by $1,250,689 during the fiscal year ended June 30, 2006.  The net operating loss carry forward expires as follows:

2022	$3,548,000
2023	7,095,000
2024	4,193,000
2025	151,000
2026	3,678,000
$18,665,000

Through December 3, 2003, on a tax basis, the Company has a $149,744,000 net operating loss carryforward which will be limited by Section 382 of the Internal Revenue Code of 1986, as amended.  The Company has estimated the future limited net operating loss carryforward for this period to be approximately $11,000,000.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Litigation

On October 19, 2001, General Motors Corporation (“General Motors”) filed a complaint against the Firepond, Inc. in the Superior Court of Massachusetts, Middlesex County.  The complaint alleging, among other things, a breach of contract under agreements entered into in 1994, as amended; anticipatory repudiation in the spring of 2000 of agreements entered into in 1994, as amended; unjust enrichment; establishment of a constructive trust; rescission and restitution based upon failure of consideration as well as extortion and coercion relating to agreements entered into in 1994, as amended; breach of the covenant of good faith and fair dealing; fraud; as well as violation of Chapter 93A of the General Laws of the Commonwealth of Massachusetts relating to unfair and deceptive trade practices. General Motors’ claims further relate to license agreements, services agreements and a general release entered into with Firepond, Inc. in May 2000.

This matter was settled on April 14, 2004, per the terms of the settlement, Firepond, Inc. estimated and accrued a liability of $7,000,000 as of October 31, 2003.  During the period ended June 30, 2006, the Company negotiated a further settlement of the note payable and recorded a favorable settlement amount of $1,712,500 into its records.

On December 7, 2004, Firepond, Inc. entered into a revised settlement agreement that called for a promissory note of $3,000,000, the assigning of $1,350,000 of Firepond notes receivable to General Motors, as well as a cash payment of $1,600,000.

On September 13, 2005, Firepond, FP Technology Holdings, Inc. and General Motors entered into a letter agreement whereby General Motors accepted $1,250,000 in cash from FP Technology Holdings, received a $250,000 unsecured note from FP Technology Holdings Inc., cancelled the note due from Firepond and released its security interest in Firepond assets.

On or about December 1, 2004, Freightliner LLC filed a complaint against the Company. The plaintiff alleges breach of contacts, breath of warranty arising out of the parties’ License Agreement and Services Agreement.  This matter was settled on August 1, 2005, per the terms of the settlement the Company agreed to pay $3,000,000 over a period of 70 days.  The settlement was covered by the Company’s insurance carrier, Steadfast Insurance Company (“Steadfast”), which provided the full amount for the settlement except for a $50,000 deductible which the Company has accrued.  Firepond agreed that Steadfast has the right to seek a judicial determination as to the reasonableness of the settlement value of the Freightliner claim and the $3,000,000 settlement.  Firepond acknowledged and granted Steadfast the right to recoup from Firepond the amount which represents the difference between the judicially determined settlement value and the $3,000,000 settlement, if the court determines that the reasonable settlement value of the Freightliner claim is less than $3,000,000.  Steadfast and Firepond agreed on May 26, 2006 that the Company does not have a reimbursement obligation to Steadfast.

In August, 2001, Firepond, Inc. (“Firepond”) was named as a defendant in a securities class action filed in United States District Court for the Southern District of New York related to its initial public offering (“IPO”) in February, 2000.  The lawsuit also named certain of the underwriters of the IPO, including FleetBoston, Dain Rauscher, and SG Cowan, as well as officers and directors of Firepond, Klaus P. Besier and Paul K. McDermott, as defendants.  Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York (the “IPO Litigations”).  The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of Firepond’s stock.  An amended complaint was filed April 19, 2002.  Firepond, Inc. and the officers and directors identified above were named in the suits pursuant to Section 11 of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934, and other related provisions.  The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the IPO Litigations, including the action involving Firepond.

In June 2003, a proposed settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies.  On or about July 30, 2003, a committee of Firepond’s Board of Directors conditionally approved the proposed partial settlement.  The settlement would provide, among other things, a release of Firepond and of the individual defendants for the conduct alleged to be wrongful in the amended complaint.  Firepond would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters.  Any direct financial impact of the proposed settlement is expected to be borne by Firepond’s insurance carriers.

In June 2004, an agreement of settlement was submitted to the court for preliminary approval.  The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications.

On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005.  The settlement fairness hearing was held on April 24, 2006, and the court reserved decision.  If the court determines that the settlement is fair to the class members, the settlement will be approved.  There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.

The Company is also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company’s business, financial condition, or results of operations.

Leases

The Company leases its office space under operating leases expiring at various dates through 2011.  For the periods ended October 31, 2004, June 30, 2005 and June 30, 2006, rent expense under these agreements totaled approximately $340,744, $132,612 and $ 192,332 respectively.

At June 30, 2006, the minimum future obligations under operating leases, exclusive of sublease income are as follows:

For the Fiscal Year Ended June 30,

2007	$244,000
2008	230,000
2009	188,000
$662,000

NOTE 11 - STOCKHOLDERS’ EQUITY

Loan Receivable

The Company made a loan to an entity controlled by the previous Chief Executive Officer and majority shareholder in the Company in the amount of $1,175,000. In conjunction with the General Motors settlement the receivable was written off as a charge to additional paid in capital during the period ended June 30, 2005.

Restricted Stock Awards

On January 5, 2006, in connection with the employment of the Chief Executive Officer and the Chief Financial Officer, the Company issued restricted common stock awards for 302,419 and 201,622 respectively.  Such shares vest in their entirety on January 5, 2009.  In March, 2006, the Company awarded  1,250,000 common shares to certain officers, and a director which shares vest in their entirety on March 29, 2008.

In March, 2006 a non-employee director was appointed to the Board of Directors and issued 60,484 (post merger) shares of restricted common stock which vest on March 31, 2008.  The stock awards were valued at $564,342.

2006 Stock Incentive Plan

Effective June 29, 2006, our board of directors and holders of an aggregate of 3,991,939 shares of our Common Stock, representing approximately 78.3% of the total shares of our Common Stock then outstanding, approved by written consent in lieu of a special meeting our 2006 Stock Incentive Plan (the “2006 Plan”).  The 2006 Plan will become effective upon the filing and distribution of the information statement relating therewith to our shareholders pursuant to applicable SEC rules and regulations.  The 2006 Plan will permit us to grant to our key employees, directors and consultants up to 1,766,000 shares of Common Stock pursuant to stock option awards, restricted stock grants, and other stock-based award.  No stock award has been issued under the 2006 Plan, and no award will be issued to our employees or directors until after we have filed a definitive information statement relating to the 2006 Plan with the SEC.

Warrants

The following is a summary of warrant activity through 6/30/06:

	Exercise	Number of
	price	shares

Issued in connection with Trident Loan	$4.00	390,625
Issued in connection with CAP	$8.00	6,875,000

Balance at June 30, 2006		7,265,625

The following is additional information related to warrants:

	Warrant price per share	Weighted average exercise price	Number of shares

Balance June 30, 2005	—	—	—

Granted	$4.00 to $8.00	$7.78	7,265,625
Exercised	—	—	—
Forfeited	—	—	—

Balance June 30, 2006	$4.00 to $8.00	$7.78	7,265,625

Warrants exercisable at June 30, 2006	$4.00 to $8.00	$7.78	390,625	*

*All existing CAP warrants are exercisable from the earlier of six months after issuance or the Threshold Acquisition Date as defined in the CAP documentation.

Price per share	Weighted average remaining contractual life in years	Weighted average exercise price	Number of shares
$4.00	4.24	$4.00	390,625
$8.00	4.75	$8.00	6,875,000
			7,265,625

NOTE 12 - PROFIT-SHARING PLAN

The Company sponsors a defined contribution profit-sharing plan for US employees which conforms to Internal Revenue Service provisions for 401(k) plans. Employees must be at least 21 years of age to be eligible to participate in the plan.  Participants may contribute up to 100% of their earnings.  The Company has the option to match 50% of the first 2% and 25% of the next 4% of employee contributions and may make additional contributions as determined by the board of directors.  There were no employer matching contributions in the periods ended October 31, 2004, June 30, 2005 and June 30, 2006.

NOTE 13 - SUBSEQUENT EVENTS

On August 31, 2006, the Company completed a private placement of public equity units (the “Units”) of FP Technology, Inc. (“PIPE Offering”).  The Units were offered through Rodman & Renshaw, LLC, as placement agent, on a best efforts basis at $7.00 per Unit.  Each Unit consisted of one share of common stock, $0.001 par value per share, of the Company (“Common Stock”) and a warrant (“Warrant”) to acquire one share of Common Stock at $7.00 per share.

The Units were offered pursuant to Rule 506 of Regulation D under the Securities Act of 1933.  To purchase Units, the investor had to be an accredited investor and meet the other suitability requirements set forth under the caption “Investor Suitability Requirements and Subscription Procedures” within the offering documents.  The Company closed its private placement offering on August 31, 2006, raising $7,000,000

(1,000,000 Units) in gross equity proceeds.  The net proceeds of the offering are to be used for working capital purposes and debt retirement.

The Company has recorded certain deferred offering costs of $43,076 as of June 30, 2006 which costs will be recorded as a cost of the PIPE Offering in its August, 2006 financial records.

On August 18, 2006 the Company deposited $2,500,000 to the CAP escrow fund maintained for the CAP Financing, bringing the fund balance to $50,000,000 in accordance with the terms and conditions of the CAP Financing.  Additionally, on the same date, the Company repaid Trident Growth Fund, L.P. $500,000 of principal.

The remaining $2,000,000 Trident Growth Fund, L.P. debt was amended as of September 13, 2006, extending the maturity date to August 31, 2008 and providing for ratable monthly payments of principal plus accrued interest beginning September 30, 2006.