Form 10QSB
period 2006-09-30
FP Technology, Inc.
filed 2006-11-14
CIK 1012316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-28515

FP TECHNOLOGY, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	20-3446646
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

181 Wells Avenue, Newton, MA 02459
(Address of principal executive offices)

(617) 928-6001
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed  by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) after distribution of securities under a plan confirmed by a court: Yes ☒ No ☐

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of November 14, 2006 is 6,100,441 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FP TECHNOLOGY, INC.

FP TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEET
September 30, 2006
(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$1,685,475
Restricted cash	50,000,000
Accounts receivable, net of allowance for doubtful accounts of $10,000	605,523
Debt issuance costs	674,071
Other current assets	668,102

Total current assets	$53,633,171

Property and equipment, net	166,438
Goodwill	4,772,413
Deposits	13,449

Total assets	$58,585,471

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$52,250,000
Accounts payable	260,390
Accrued liabilities	1,851,143
Deferred revenue	1,729,501

Total current liabilities	$56,091,034

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value
Authorized - 5,000,000 shares
Issued and outstanding - none	—
Common stock, $0.001 par value
Authorized - 100,000,000 shares
Issued and outstanding - 6,100,441 shares	6,100
Additional paid in capital	8,226,928
Retained earnings (deficit)	(5,315,299)
Deferred compensation	(423,292)

Total stockholders’ equity	2,494,437

Total liabilities and stockholders’ equity	$58,585,471

The accompanying notes are an intergral part of these financial statements.

FP TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2005 and 2006
(Unaudited)

	2005	2006
Revenues
ON Demand revenues	$41,555	$315,811
Enterprise revenues	1,106,174	712,201
Total revenues	1,147,729	1,028,012

Cost of goods sold
ON Demand costs	76,848	133,058
Enterprises costs	389,073	382,340
Total cost of goods sold	465,921	515,398

Gross profit	681,808	512,614

Operating expenses
Sales, general and administrative	416,575	1,259,062
Research and development	495,274	523,216
Restructuring and other special charges	4,617	—
Settlement of claim	(1,712,500)	—

Total operating expenses	(796,034)	1,782,278

Income (loss) from operations	1,477,842	(1,269,664)

Other income (expense), net
Interest (expense)	(71,250)	(1,834,118)
Other income	(19,111)	599,675
Total other income (expense), net	(90,361)	(1,234,443)

Net income (loss) from continuing operations	1,387,481	(2,504,107)

Loss from discontinued operations	(616,704)	—

Net Income (loss)	$770,777	$(2,504,107)

Net income (loss) per share - basic and diluted
Income (loss) from continuing operations	$0.64	$(0.66)

Loss from discontinued operations	$(0.28)	$—

Basic and diluted income (loss) per share	$0.36	$(0.66)

Basic and diluted weighted average common shares outstanding	2,177,414	3,785,916

The accompanying notes are an intergral part of these financial statements.

FP TECHNOLOGY, INC.
COLSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended September 30, 2006
(unaudited)

	FP Technology, Inc.
	Common Stock			Retained
		$0.001	Additional Paid	Earnings	Deferred	Stockholders’
	Shares	Par Value	In Capital	(Deficit)	Compensation	Equity (Deficit)

Balance, June 30, 2006	5,100,441	$5,100	$2,182,237	$(2,811,192)	$(487,291)	$(1,111,146)

Sale of common stock	1,000,000	1,000	6,999,000			7,000,000

Expenses recorded in connection with stock sale			(954,309)			(954,309)

Net loss for the three months ended September 30, 2006	—	—	—	(2,504,107)	63,999	(2,440,108)

Balance, September 30, 2006	6,100,441	$6,100	$8,226,928	$(5,315,299)	$(423,292)	$2,494,437

The accompanying notes are an intergral part of these financial statements.

FP TECHNOLOGY, INC.
COLSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended September 30, 2005 and 2006
(Unaudited)

	2005	2006
Cash flows from operating activities
Net income	$770,777	$(2,504,107)
Adjustments to reconcile net income to net cash used in operating activities

Settlement of claim	(1,712,500)	—
Depreciation and amortization	60,723	1,242,597
Loss from discontinued operations	616,704	—
Changes in assets and liabilities
Accounts receivables	(61,756)	(490,317)
Unbilled services	2,748	—
Debt issuance costs	(55,150)	—
Prepaid expenses and other assets	9,134	(66,146)
Accounts payable	47,928	(263,781)
Accrued liabilities	(20,236)	(231,316)
Deferred revenue	257,142	119,844

Net cash provided by (used in) operating activities	(84,487)	(2,193,226)

Cash flows from investing activities
Restricted cash	—	(2,500,000)
Purchase of property and equipment	(4,457)	(14,968)
Other assets	20,802	41,767

Net cash provided by (used in) investing activities	16,345	(2,473,201)

Cash flows from financing activities
Proceeds from sale of stock net of expenses	—	6,045,691
Payments on notes payable	(1,250,000)	(500,000)
Debt issuance costs	—	(24,973)
Proceeds from notes payable	2,000,000	—

Net cash provided by financing activities	750,000	5,520,718

Net increase in cash and cash equivalents	681,858	854,291

Cash and cash equivalents, on June 30, 2005 and 2006	24,379	831,184

Cash and cash equivalents, end of period	$706,237	$1,685,475

Supplemental cash flow information:

Interest paid	$50,000	$48,667

Non Cash Financing and Investing Activities:
During the quarter ended September 30, 2005 the Company issued convertible notes and warrants and valued the conversion right and the warrants at $510,000.

The accompanying notes are an integral part of these financial statements.

Notes to Unaudited Financial Statements

1.    Basis of Presentation:

The accompanying unaudited financial statements have been prepared by the Company.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of September 30, 2006, and the results of operations and cash flows for the periods ended September 30, 2005 and 2006.

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

Continuance of Operations:

The accompanying consolidated financial statements have been prepared by the Company on a going concern basis in accordance with accounting principles generally accepted in the United States of America. As such, the statements anticipate the realization of assets and the liquidation of liabilities in the normal course of business.  Notwithstanding this fact, the Company has been incurring losses and negative cash flow.  For the period ended September 30, 2006, the

Company incurred a net loss of approximately $2.5 million and negative cash flows from operations of $2.2 million. In the event the Company is not successful in generating profits and positive cash flow from operations in future periods, it will be dependent upon additional financing to support its continuing operations.  While the Company has been successful in completing numerous rounds of financing, including the recent $7,000,000 PIPE Financing, no assurances can be given that additional financing will be available, in which case, the Company’s ability to achieve its business objectives will be adversely affected.  The accompanying consolidated financial statements do not include any adjustments that might result from such adverse outcomes.

2.    Income taxes:

No provision for income taxes is required at September 30, 2006, because, in management’s estimation the Company will not recognize any taxable income through the fiscal year ended June 30, 2007.

3.    Recent Financings:

On August 31, 2006, the Company completed a private placement of public equity units (the “Units”) of FP Technology, Inc. (the “PIPE Financing”).  The Units were offered through Rodman & Renshaw, LLC, as placement agent, on a best efforts basis at $7.00 per Unit.  Each Unit consisted of one share of common stock, $0.001 par value per share, of the Company (“Common Stock”) and a warrant (“Warrant”) to acquire one share of Common Stock at $7.00 per share.

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

On August 18, 2006 the Company deposited $2,500,000 to the CAP escrow fund maintained for the CAP Financing, bringing the fund balance to $50,000,000 in accordance with the terms and conditions of the CAP Financing as described below.  Additionally, on the same date, the Company repaid Trident Growth Fund, L.P. $500,000 of principal.

4.    Notes Payable:

On September 13, 2005, Trident Growth Fund, L.P. (“Trident”) loaned FPT $2,000,000 with interest accruing at 12% per annum.  Interest is payable monthly and the principal was due on September 13, 2006 or upon consummation of a change in control transaction.  The Note was originally convertible into shares of common stock based upon a fixed ratio.  On or about November 25, 2005, FPT closed an additional $500,000 note with Trident Growth Fund on the same terms and conditions as the note issued in September 2005.  The funds received pursuant to the September Note and the November Note have been used for working capital required as the Company transitions from its legacy enterprise software business to its OnDemand revenue model.

On September 13, 2005, Firepond, FP Technology Holdings, Inc. and General Motors entered into a letter agreement whereby General Motors accepted $1,250,000 in cash from FP Technology Holdings, received a $250,000 unsecured note from FP Technology Holdings, cancelled the note due from Firepond and released its security interest in Firepond assets.

On March 29, 2006, AFG entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Buyers”) to which the Buyers agreed to purchase (i) AFG’s Senior Secured Nonconvertible Notes due 2011 (the “Nonconvertible Notes”) in an aggregate principal amount of $50,000,000 (“CAP Financing”), which Nonconvertible Notes may be exchanged for Senior Secured Convertible Notes due 2011 (the “Convertible Notes”, and together with the Nonconvertible Notes, the “Notes”) or redeemed under certain circumstances, and which Convertible Notes are convertible into shares of AFG’s common stock (the “Conversion Shares”); and (ii) warrants (the “Warrants”) to acquire in the aggregate up to 6,875,000 shares of AFG’s common stock (including warrants granted to the placement agent to acquire 625,000 shares of common stock) exercisable from the earlier of six months after issuance or the Threshold Acquisition Date (as such term is defined in the Indenture) until March 29, 2011 at an exercise price equal to the lower of $8.00 or 125% of the per share price of AFG’s common stock to be sold in the PIPE Financing.  The purchase and sale of the Notes and Warrants was consummated on March 29, 2006.

On September 13, 2006, the Company modified the Trident loan to provide for a repayment of the remaining unpaid principle balance of $2,000,000 ratably over a 24 month period plus interest at 12% per annum.

5.    Litigation:

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

6.    Subsequent events:

On October 27, 2006, the Company renegotiated and amended its note with General Motors Corporation to provide for a payment of $50,000 and an amortization of the remaining principle balance of $200,000 over a term of 24 months at a rate of 6% beginning in November, 2006.

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS

Except for historical information, matters discussed in this report are forward-looking statements based on management’s estimates, assumptions and projections.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our Company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this report, the terms “we”, “us”, “our”, “the Company” or “FPT” mean FP Technology, Inc., after giving effect to the reorganization (as described in more detail under “Overview—Corporate History” below).

Overview

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

Our corporate headquarters are located at 181 Wells Avenue, Newton, Massachusetts 02459.  Our common stock, par value $0.001 per share (“Common Stock”), trades on the Over-the-Counter Bulletin Board under the symbol “FPTI.OB.”

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

Corporate History

From the inception of our predecessor company, Firepond, Inc. (“Firepond”), in 1983 through 1997, we generated revenue primarily through providing custom development services.  These services consisted of the development of highly customized applications utilizing core software technology, and related software maintenance and data maintenance services. In early fiscal 1997, Firepond undertook a plan to change its strategic focus from a custom development services company to a software product company providing more standardized solutions.  Firepond’s first packaged software product was introduced in May 1997.  Firepond released the Firepond Application Suite in October 1999, and renamed and repackaged the Firepond Application Suite as the SalesPerformer Suite in December 2000.

In February 2000, Firepond completed its initial public offering.  Soon thereafter, as a result of a global slowdown in information technology spending, including in the Customer Relationship Management market, Firepond undertook a comprehensive restructuring of its operations.  Firepond incurred substantial losses from 2000 through 2003, during which period Firepond invested heavily in research and development.

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

On March 29, 2006, AFG Enterprises USA, Inc. (“AFG”), a public shell company, acquired FPT Holdings pursuant to an Agreement and Plan of Merger.  In connection with this transaction, AFG changed its fiscal year from December 31 to June 30 to conform to FPT Holdings’ fiscal year end.  AFG issued an aggregate of 3,991,939 shares of its common stock to the stockholders of FPT Holdings in this transaction.

On June 29, 2006, AFG, the 100% owner of FPT Holdings, merged with and into FPT Holdings, with FPT Holdings as the surviving corporation.  On the same date, FPT Holdings changed its name to “FP Technology, Inc.”

For the period ended September 30, 2005, the financial statements presented herein are the combined financial statements of Firepond, Inc and FPT Holdings.  For the period ended September 30, 2006, the financial statements presented herein are the consolidated financial statements of the Firepond liquidating trust and FP Technology, Inc.

Recent Financings

PIPE Financing

In August 2006, we completed a private placement (the “PIPE Financing”) of an aggregate of 1,000,000 Units at $7.00 per Unit, with each Unit consisting of one share of our Common Stock and a warrant to purchase one additional share of Common Stock at $7.00 per share, exercisable for five years after issuance (the “PIPE Warrants”). We conducted the PIPE Financing through two closings which occurred on August 11 and August 31, 2006. The aggregate gross proceeds from the PIPE Financing totaled $7,000,000, not including fees and expenses of the offering.  The proceeds from the offering have been used to repay certain indebtedness of the Company (as described below) and will be used to provide working capital to the Company.  Rodman & Renshaw, LLC and National Securities Corporation acted as placement agent for the financing.

On October 12, 2006, the Company filed a registration statement on Form SB-2 to register for resale on Form SB-2 the shares of Common Stock issued in the PIPE Financing as well as the shares of Common Stock issuable upon exercise of the PIPE Warrants. The registration statement became effective on October 20, 2006.

CAP Financing — Private Placement of Notes and Warrants

On March 29, 2006, we (through our predecessor AFG) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Buyers”), pursuant to which the Buyers purchased (i) our Senior Secured Nonconvertible Notes due 2011 (the “Nonconvertible Notes”) in an aggregate principal amount of $50,000,000 (the “CAP Financing”), which Nonconvertible Notes may be exchanged for Senior Secured Convertible Notes due 2011 (the “Convertible Notes”, and together with the Nonconvertible Notes, the “Notes”) or redeemed under certain circumstances, and which Convertible Notes are convertible into shares of our Common Stock (the “Conversion Shares”); and (ii) warrants (the “CAP Warrants”) to acquire in the aggregate up to 6,875,000 shares of our Common Stock (including warrants granted to the placement agent to acquire 625,000 shares of Common Stock) (the “CAP Warrant Shares”), exercisable from the earlier of six months after issuance or the Threshold Acquisition Date (as such term is defined in the Indenture, described below) until March 29, 2011 at an exercise price equal to the lower of $8.00 or 125% of the per share price of our common stock to be sold in the PIPE Financing. The purchase and sale of the Notes and CAP Warrants was consummated on March 29, 2006. The Notes are subject to certain requirements which must be fulfilled or the Notes will be callable within one year of issuance.

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

On August 18, 2006, we deposited $2,500,000 received in the PIPE Financing into the Escrow Account making the aggregate funds in the Escrow Account equal to $50,000,000.

Trident Financing

On September 13, 2005, Trident Growth Fund, L.P. (“Trident”) loaned FPT Holdings $2,000,000, with interest accruing at 12% per annum.  Interest is payable monthly and principal due on the earlier of

September 30, 2006 or on consummation of a change in control transaction.  The Note was originally convertible into shares of Common Stock based upon a fixed ratio.  On or about November 25, 2005, FPT Holdings closed an additional $500,000 note with Trident on the same terms and conditions as the note issued in September 2005.  The funds received pursuant to these Notes were used for working capital.

On August 18, 2006, we repaid $500,000 of principal on the Trident debt from proceeds received in the PIPE Financing.

The Trident loan was amended as of September 13, 2006, extending the maturity date to August 31, 2008 and providing for ratable monthly payments of principal plus accrued interest beginning September 30, 2006.   As of the date of this report, $1,833,333 remains outstanding on the Trident debt.

Financial Condition

The Company had $58,585,471 in total assets and $56,091,034 in total liabilities at September 30, 2006, as compared to $6,593,249 and $4,138,615 at September 30, 2005, respectively.  Accounts payable at September 30, 2006 were $260,390 as compared to $207,671 at September 30, 2005.  Accrued expenses were $1,851,143 at September 30, 2006 compared to $703,291 at September 30, 2005.  Notes payable increased from $1,511,250 at September 30, 2005 to $52,250,000 at September 30, 2006.  The Company had a working capital deficit of $2,457,863 at September 30, 2006 as compared to a working capital deficit of $2,599,513 at September 30, 2005.

Results of Operations

For the three months ended September 30, 2006, the Company had revenues of $1,028,012, cost of goods sold of $515,398, operating expenses including general and administrative expenses and research and development expenses of $1,782,278, interest expense of $1,834,118 and other income of $599,676.

We incurred stock-based compensation charges during the quarter ended September 30, 2006 of $63,999.  We anticipate that some stock based compensation charges will be incurred throughout fiscal 2007 through restricted stock grants and stock options to board members, executive management, employees and consultants.

Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005

For the quarter ended September 30, 2006, the Company sustained a net loss of $2,504,107, as compared to net income of $770,777 for the quarter ended September 30, 2005.  Revenues for the quarter ended September 30, 2006 were $1,028,012 as compared to revenues of $1,147,729 for the September 30, 2005 quarter or a decrease of 10.4%.  Cost of goods sold were $515,398 in the quarter ended September 30, 2006 as compared to $465,921 in the prior year quarter or an increase of 10.6%.  Operating expenses were $1,782,278 in the September 30, 2006 quarter as compared to a credit of $796,034 for the quarter ended September 30, 2005. Such increase was primarily the result of a legal settlement received in the quarter ended September 30, 2005 totaling $1,712,500 combined with an increase in general and administrative expenses and other costs and expenses associated with the shift in business focus to OnDemand software. Sales, general and administrative expenses increased by $842,487 or 202.2% primarily for salaries and other personnel-related costs for executive, financial, human resource, information services, and other administrative functions, as well as the amortization of legal and accounting costs associated with the closing of the merger of AFG and FPT Holdings and the related CAP Financing.  Additionally, the Company has added a senior marketing executive along with a marketing support staff to pursue sales and marketing efforts associated with our OnDemand business strategy.  Other income and expenses increased $1,144,082 from $90,361 to $1,234,443 from the September 30, 2005 quarter to the September 30, 2006 quarter, an increase of 1,266% due to the increase in interest expense associated with the CAP Financing closed in March 2006 and the Trident debt financings closed in September and November 2005.  Included in interest expense is $1,138,987 resulting from amortization of debt issuance costs associated with the Trident and CAP loans.

Liquidity and Capital Resources

At September 30, 2006, the Company had cash and cash equivalents of $1,685,475 and a working capital deficit of $2,457,863 as compared with cash and cash equivalents of $706,237 and a working capital deficit of $2,599,513 at September 30, 2005.  Restricted cash totaled $50,000,000 as of September 30, 2006.

The Company is currently incurring losses from operations and is therefore funding its operations with cash reserves and proceeds from the recently completed $7,000,000 Pipe Financing (See “Recent Financings” above).   Net proceeds from this financing have been utilized: (1) to increase the CAP Financing Escrow Account by $2,500,000 to an aggregate amount of $50,000,000; (2) to repay $500,000 of the Trident debt; and (3) for general working capital purposes.

Challenges associated with our strategic transition from an enterprise based software delivery model to one based on an OnDemand subscription model have proven more difficult than originally anticipated.  While the number of OnDemand subscribers has met our initial expectations, the rate and pattern of subscription payments has resulted in less cash being generated than originally forecast.  As a result, we now believe that based upon current cash balances and forecasts of probable cash flows from future operations, the Company will require additional working capital in order to continue as a going concern for the next twelve months.  In order to address this issue, we are endeavoring to reduce costs, increase OnDemand revenues and secure additional sources of debt and equity financing.  However, there can be no assurance that such reductions in costs will be achievable, that increases in revenues will be realized or that additional sources of equity and debt financing will be available in a timeframe sufficient to enable the Company to continue its operations in the normal course.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

In December 2001, the SEC requested that all registrants list their most “critical accounting policies” in the Management’s Discussion & Analysis.  The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition:

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

Firepond recorded deferred revenue on amounts billed or collected by Firepond before satisfying the above revenue recognition criteria.  Deferred revenue at September 30, 2005 and 2006 consisted of the following:

	Period Ended September 30, 2005	Period Ended September 30, 2006
On Demand	$46,280	$626,036
Enterprise maintenance	1,399,149	1,103,465
Total	$1,445,429	$1,729,501

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

Goodwill

Prior to the January 1, 2002 implementation of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142”), goodwill was amortized on a straight-line basis over 5-20 years.  Since that date, goodwill has been subject to periodic impairment tests in accordance with SFAS 142.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2006.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)         Management’s responsibility for financial statements

Our management is responsible for the integrity and objectivity of all information presented in this report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations for the periods and as of the dates stated therein.

(c) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

IPO Litigation

We disclosed in our Annual Report on Form 10-KSB for the year ended June 30, 2006 certain litigation against our predecessor, Firepond, Inc., relating to its initial public offering, which litigation was commenced in August 2001.  There have been no material developments in this matter.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2006, we completed the PIPE Financing, involving the sale of an aggregate of 1,000,000 Units at $7.00 per Unit, with each Unit consisting of one share of our Common Stock and a warrant to purchase one additional share of Common Stock at $7.00 per share, exercisable for five years after issuance (the “PIPE Warrants”). The aggregate gross proceeds from the PIPE Financing totaled $7,000,000, not including fees and expenses of the offering.  The proceeds from the offering have been used to repay certain indebtedness of the Company and will be used to provide working capital to the Company.  Rodman & Renshaw, LLC and National Securities Corporation acted as placement agent for the financing.

The sale of securities in the PIPE Financing was not registered under the Securities Act of 1933, as amended (the “Act”), or any state securities laws. Such securities were sold in a private transaction exempt from registration pursuant to Section 4(2) of the Act and Regulation D promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10.1 (1)	First Amendment, dated September 13, 2006, by and between FP Technology, Inc. and Trident Growth Fund, L.P.
10.2 (2)	Form of Securities Purchase Agreement entered into by the Registrant in connection with August 2006 PIPE Financing
10.3 (2)	Form of Warrant issued by the Registrant in connection with August 2006 PIPE Financing
10.4 (2)	Form of Registration Rights Agreement entered into by the Registrant in connection with August 2006 PIPE Financing
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant To Section 906 of The Sarbanes-Oxley Act Of 2002

(1)           Previously filed as an exhibit to Annual Report on Form 10-KSB filed on September 28, 2006, and incorporated herein by reference.

(2)           Previously filed as an exhibit to Form 8-K filed on September 7, 2006, and incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2006	FP Technology, Inc. (Registrant)

	By:	/s/ William Santo
William Santo, CEO

	By:	/s/ Stephen Peary
Stephen Peary, CFO