Form 10QSB
period 2006-12-31
FP Technology, Inc.
filed 2007-02-14
CIK 1012316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________________to ________________

Commission file number: 000-28515

FP TECHNOLOGY, INC.
--------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)
Delaware                 20-3446646
 ------------------------------------------------------------------------------------------------------------------
     (State or other jurisdiction of         (IRS Employer Identification Number)
                      incorporation or organization)

181 Wells Avenue, Newton, MA 02459
--------------------------------------------------------------------------------
(Address of principal executive offices)
(617) 928-6001
--------------------------------------------------------------------------
(Issuer's telephone number)

--------------------------------------------------------------
(Former name, former address and former fiscal year,
if changed since last report)

__________________________
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) after distribution of securities under a plan confirmed by a court: Yes |X| No |_|

The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of February 14, 2007 is 7,600,441 shares.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

FP TECHNOLOGY, INC.
INDEX

                                                                  Page No
                                                                                                         -------------
PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheet - at December 31, 2006                                                                3

Consolidated Statement of Operations - for the Three and Six Months
Ended December 31, 2005 and 2006                                                                                         4-5

Consolidated Statement of Stockholders' Equity – for the Six Months Ended
December 31, 2006                                                                                                           6

Consolidated Statement of Cash Flows – for the Six Months Ended
December 31, 2005 and 2006                                                                                                           7

Notes to Consolidated Financial Statements                                                                                       8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                  15

ITEM 3.  CONTROLS AND PROCEDURES                                                                                              23

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS                                                                                                               25

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                     25

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                                                   25

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     25

ITEM 5.  OTHER INFORMATION                                                                                                               25

ITEM 6.  EXHIBITS                                                                                                                                       25

 FP TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2006
(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$171,009
Restricted cash	50,000,000
Accounts receivable, net of allowance for doubtful
accounts of $10,000	1,055,876
Other current assets	668,229

Total current assets	51,895,114

Property and equipment, net	135,099
Goodwill	4,772,413
Deposits	13,449

Total assets	$56,816,075

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current portion of long-term debt	$51,850,911
Accounts payable	386,244
Accrued liabilities	2,413,174
Deferred revenue	1,920,204

Total current liabilities	56,570,533

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value
Authorized - 5,000,000 shares
Issued and outstanding - none	-
Common stock, $0.001 par value
Authorized - 100,000,000 shares
Issued and outstanding - 6,100,441 shares	6,100
Additional paid in capital	8,181,313
Retained earnings (deficit)	(7,582,578)
Deferred compensation	(359,293)

Total stockholders' equity	245,542

Total liabilities and stockholders' equity	$56,816,075

FP TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended December 31, 2005 and 2006
(Unaudited)

	2005	2006
Revenues
OnDemand revenues	$40,684	$620,828
Enterprise revenues	649,386	523,886
Total revenues	690,070	1,144,714

Cost of goods sold
OnDemand costs	106,505	172,139
Enterprises costs	399,265	342,910
Total cost of goods	505,770	515,049

Gross profit	184,300	629,665

Operating expenses
Sales, general and administrative	533,056	1,789,715
Research and development	400,824	511,001
Restructuring and other special charges	-	(14,285)
Settlement of claim	-	(147,500)

Total operating expenses	933,880	2,138,931

Income/(loss) from operations	(749,580)	(1,509,266)

Other income (expense), net
Interest (expense)	(234,975)	(1,364,056)
Other income (expense)	(11,082)	606,043
Total other income (expense), net	(246,057)	(758,013)

Net Income (loss)	$(995,637)	$(2,267,279)

Net income (loss) per share - basic and diluted
Basic and diluted income (loss) per share	$(0.46)	$(0.53)

Basic and diluted weighted average
common shares outstanding	2,177,414	4,285,916

FP TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the Six Months Ended December 31, 2005 and 2006
(Unaudited)

Revenues	2005	2006
OnDemand revenues	$82,239	$936,639
Enterprise revenues	1,755,560	1,236,087
Total revenues	1,837,799	2,172,726

Cost of goods sold
OnDemand costs	183,354	305,197
Enterprises costs	788,338	725,250
Total cost of goods sold	971,692	1,030,447

Gross profit	866,107	1,142,279

Operating expenses
Sales, general and administrative	949,631	3,048,777
Research and development	896,098	1,034,217
Restructuring and other special charges	4,617	(14,285)
Settlement of claim	(1,712,500)	(147,500)

Total operating expenses	137,846	3,921,209

Income/(loss) from operations	728,261	(2,778,930)

Other income (expense), net
Interest (expense)	(306,225)	(3,198,174)
Other income (expense)	(30,193)	1,205,718
Total other income (expense), net	(336,418)	(1,992,456)

Net income/(loss) from continuing operations	391,843	(4,771,386)

Loss from discontinued operations	(616,704)	-

Net Income (loss)	$(224,861)	$(4,771,386)

Net income (loss) per share - basic and diluted
Income (loss) from continuing operations	$0.18	$(1.18)

Loss from discontinued operations	$(0.28)	$-

Basic and diluted income (loss) per share	$(0.10)	$(1.18)

Basic and diluted weighted average
common shares outstanding	2,177,414	4,035,916

FP TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Six Months Ended December 31, 2006
(Unaudited)

	Common Stock
		$0.001	Additional Paid	Retained	Deferred	Stockholders'
	Shares	Par Value	In Capital	Deficit	Compensation	Equity (Deficit)

Balance, June 30, 2006	5,100,441	$5,100	$2,182,237	$(2,811,192)	$(487,291)	$(1,111,146)

Sale of common stock	1,000,000	1,000	6,999,000			7,000,000

Expenses recorded in connection with
stock sale			(999,924)			(999,924)

Net loss for the six months ended
December 31, 2006	-	-	-	(4,771,386)	127,998	(4,643,388)

Balance, December 31, 2006	6,100,441	$6,100	$8,181,313	$(7,582,578)	$(359,293)	$245,542

FP TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended December 31, 2005 and 2006
(Unaudited)

	2005	2006
Cash flows from operating activities
Net income (loss)	$(224,861)	$(4,771,386)
Adjustments to reconcile net loss to net cash used in operating activities
Settlement of claim	(1,712,500)	-
Depreciation and amortization	257,131	2,033,489
Loss from discontinued operations	616,704	-
Changes in assets and liabilities
Accounts receivables	242,701	(940,670)
Debt issuance costs	(114,150)	-
Unbilled services	2,748	-
Prepaid expenses and other assets	(12,197)	(83,961)
Accounts payable	39,803	(137,927)
Accrued liabilities	(156,618)	330,715
Restructuring accrual	(23,084)	-
Deferred revenue	274,489	310,547

Net cash used in operating activities	(809,834)	(3,259,193)

Cash flows from investing activities
Restricted cash	-	(2,500,000)
Purchase of property and equipment	(13,819)	(18,763)
Other assets	20,802	41,767

Net cash provided by (used in) investing activities	6,983	(2,476,996)

Cash flows from financing activities
Proceeds from sale of stock net of expenses	-	6,000,076
Proceeds from notes payable	2,500,000	-
Debt issuance costs	-	(24,973)
Payments on notes payable	(1,250,000)	(899,089)

Net cash provided by financing activities	1,250,000	5,076,014

Net (decrease) increase in cash and cash equivalents	447,149	(660,175)

Cash and cash equivalents, on June 30, 2005 and 2006	24,379	831,184

Cash and cash equivalents, on December 31, 2005 and 2006	$471,528	$171,009

Supplemental cash flow information:

Interest paid	$126,388	$1,380,490

Non Cash Financing and Investing Activities:
During the six months ended December 31, 2005 the Company issued convertible notes and warrants and valued the conversion right and the warrants at $510,000.

Notes to Financial Statements (Unaudited)

NOTE 1.  Organization, Basis of Presentation and Significant Accounting Policies
Organization
FP Technology, Inc. (“FP Technology” or “the Company”) is a leading provider of CPQ, or “Configure, Price, Quote”, on-demand, multi-tenant software that automates and simplifies product pricing and configuration for companies and helps these enterprises improve order accuracy and reduce their total cost of sales.  FP Technology’s suite of products help companies configure, price and quote complex products during the sales process, such as machinery, high technology products or insurance services.  The Company’s sales solutions help companies optimize their sales processes, whether their need is to solve complex product or pricing configuration, create product catalogs or provide an interactive selling system, and dramatically improves response time. The Company’s corporate headquarters are located at <?xml:namespace prefix = st1 ns = "urn:schemas-microsoft-com:office:smarttags" />181 Wells Avenue, Newton, Massachusetts02459.
From the inception, in 1983, of the FP Technology’s predecessor company, Firepond, Inc. (“Firepond”), through 1997, the Company generated revenue primarily through providing custom software development services.  These services consisted of the development of highly customized applications utilizing core software technology, and related software maintenance and data maintenance services. In early fiscal 1997, Firepond undertook a plan to change its strategic focus from a custom development services company to a software product company providing more standardized solutions.  Firepond’s first packaged software product was introduced in May 1997. Firepond released the Firepond Application Suite in October 1999, and renamed and repackaged the Firepond Application Suite as the SalesPerformer Suite in December 2000.
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
On June 29, 2006, AFG, the 100% owner of FPT Holdings, merged with and into FPT Holdings, with FPT Holdings as the surviving corporation.  On the same date, FPT Holdings changed its name to FP Technology, Inc.
For the period ended December 31, 2005, the financial statements presented herein are the combined financial statements of Firepond, Inc and FPT Holdings.  For the period ended December 31, 2006, the financial statements presented herein are the consolidated financial statements of the Firepond liquidating trust and FP Technology, Inc.
Basis of Presentation and Continuance of Operations
The accompanying unaudited, consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the six month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007, or for any future period. These unaudited  financial statements and notes should be read in conjunction with the consolidated financial statements included in the Company's Form 10-KSB for the fiscal year ended June 30, 2006.
Furthermore, these unaudited, consolidated financial statements have been prepared by the Company on a going concern basis. As such, the statements anticipate the realization of assets and the liquidation of liabilities in the normal course of business.  Notwithstanding this fact, the Company has, for some time, been incurring losses and negative cash flow from operations.  For the six month period ended December 31, 2006, the Company incurred a net loss of approximately $4.8 million and negative cash flows from operations of $3.3 million. In the event the Company is not successful in generating profits and positive cash flow from operations in future periods, it will be dependent upon additional financing to support its continuing operations.  While the Company has been successful in completing numerous rounds of financing, including the $7,000,000 PIPE Financing in August, 2006 and in January, 2007 a restructuring of the CAP financing providing $3.5 million net proceeds to the Company, no assurances can be given that additional financing will be available, in which case, the Company’s ability to achieve its business objectives will be adversely affected.  The accompanying consolidated financial statements do not include any adjustments that might result from such adverse outcomes.
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10KSB for the year ended June 30, 2006 and have not changed materially as of December 31, 2006.
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
NOTE 2.  Income Taxes

No provision for income taxes is required at December 31, 2006, because, in management’s estimation the Company will not recognize any taxable income through the fiscal year ended June 30, 2007.

NOTE 3.  Recent Financings
On January 24, 2007, the Company closed a restructuring of its CAP Financing (See Note 4 to these Consolidated Financial Statements) resulting in the issuance of new notes and $5,000,000 in gross proceeds to the Company (See, “Note 6. Subsequent Events”).
On August 31, 2006, the Company completed a private placement of public equity units (the “Units”) of FP Technology, Inc. (the “PIPE Financing”).  The Units were offered at $7.00 per Unit.  Each Unit consisted of one share of common stock, $0.001 par value per share, of the Company (“Common Stock”) and a warrant (“Warrant”) to acquire one share of Common Stock at $7.00 per share.
The Units were offered pursuant to Rule 506 of Regulation D under the Securities Act of 1933.  To purchase Units, the investor had to be an accredited investor and meet the other suitability requirements set forth under the caption “Investor Suitability Requirements and Subscription Procedures” within the offering documents.  The Company closed its private placement offering on August 31, 2006, raising $7,000,000 in gross equity proceeds.  The net proceeds of the offering are to be used for working capital purposes and debt retirement.
On August 18, 2006 the Company deposited $2,500,000 to the CAP escrow fund maintained for the CAP Financing, bringing the fund balance to $50,000,000 in accordance with the terms and conditions of the CAP Financing as described below.  Additionally, on the same date, the Company repaid Trident Growth Fund, L.P. $500,000 of principal.

NOTE 4.  Notes Payable
On September 13, 2005, Trident Growth Fund, L.P. (“Trident”) loaned FPT $2,000,000 with interest accruing at 12% per annum (the “September Note”).  Interest is payable monthly and the principal was due on September 13, 2006 or upon consummation of a change in control transaction.  The Note was originally convertible into shares of common stock based upon a fixed ratio.  On or about November 25, 2005, FPT closed an additional $500,000 note (the “November Note”) with Trident on the same terms and conditions as the September Note.  The funds received pursuant to the September Note and the November Note have been used for working capital required as the Company transitions from its legacy enterprise software business to its OnDemand revenue model.
On September 13, 2005, Firepond, Inc., FP Technology Holdings, Inc. and General Motors entered into a letter agreement whereby General Motors accepted $1,250,000 in cash from FP Technology Holdings, received a $250,000 unsecured note from FP Technology Holdings, cancelled the note due from Firepond, Inc. and released its security interest in Firepond, Inc. assets.
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
On August 18, 2006 the Company repaid the Trident November Note.
      On September 13, 2006, the Company modified the Trident September Note to provide for a repayment of the principle balance of $2,000,000 ratably over a 24 month period plus interest at 12% per annum.
On October 27, 2006, the Company renegotiated and amended its note with General Motors Corporation to provide for a payment of $50,000 and an amortization of the remaining principle balance of $200,000 over a term of 24 months at a rate of 6% beginning in November, 2006.
On January 24, 2007, the Company restructured the CAP Financing (See Note 6 - “Subsequent Events”).

NOTE 5.  Litigation
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

Firepond’s case has been selected as a “focus case” for the purposes of the litigation between the plaintiffs and the underwriters.  Selection as a focus case has no impact on Firepond’s participation in the settlement.

On October 13, 2004, the court issued a decision certifying a class in the portion of Firepond’s case being litigated between the Plaintiffs and the underwriters.  Litigation classes were certified in five other “focus cases.”  On December 5, 2006, the United States Court of Appeals for the Second Circuit (the “Second Circuit”) issued an opinion vacating the District Court’s certification of that litigation class, along with the litigation classes in the focus cases.  On January 5, 2007, Plaintiffs filed a petition for rehearing en banc by the Second Circuit.

Because the Second Circuit’s opinion was directed to the class certified by the District Court for the Plaintiffs’ litigation against the underwriter defendants, the opinion’s effect on the class certified by the District Court for the Company's settlement is unclear.

The proposed settlement is pending final approval by the District Court.  There can be no assurance that the settlement will be approved and, because of the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the case if it is not.

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

NOTE 6.  Subsequent Events
On January 24, 2007, we entered into a Master Exchange Agreement (the “Exchange Agreement”) with the Buyers involved in the Company’s CAP Financing dated March 29, 2006.  Under the Exchange Agreement, we issued, in exchange for the Nonconvertible Notes in an aggregate principal amount of $50,000,000 and warrants to purchase an aggregate of 6,250,000 shares of Common Stock originally issued in the CAP Financing, the following aggregate consideration:

  $45,000,000 in principal repayment of the Nonconvertible Notes, plus accrued interest thereon;
  A new issue of Senior Secured Convertible Notes Due 2009 in the aggregate principal amount of $5,600,000 (the “New Convertible Notes”), issued under an indenture with The Bank of New York (the “New Indenture”);
  Warrants to purchase an aggregate of 1,214,285 shares of Common Stock at an exercise price of $7.00 per share; and
  1,500,000 fully-paid shares of Common Stock.

Pursuant to the terms of the New Indenture, the Company also obtained a letter of credit from Wells Fargo Bank, National Association (“Wells Fargo”), in favor of The Bank of New York, as trustee under the New Indenture, in a stated amount of $1,344,000 in respect of approximately two years of interest payments payable under the New Convertible Notes.

The $45,000,000 principal repayment on the Nonconvertible Notes and the $5,000,000 gross proceeds to the Company were from the $50,000,000 CAP escrow account as was substantially all of the accrued interest on the Nonconvertible Notes.  After payment of associated fees and expenses, plus deposit of $1,344,000 at Wells Fargo in support of the aforementioned Wells Fargo letter of credit, net proceeds to the Company from the New Convertible Notes were approximately $3.5 million.

On January 24, 2007, the Company agreed to exchange with Rodman & Renshaw LLC (“Rodman”) outstanding warrants previously issued to Rodman to purchase an aggregate of 625,000 shares of Common Stock at an exercise price of $8.00 per share for (i) new warrants to purchase 71,429 shares of Common Stock at an exercise price $7.00 per share and (ii) 150,000 fully-paid shares of Common Stock.  As of the date hereof, such shares had not been issued pending receipt of the previously issued warrants.

The Company entered into a Consulting Agreement, dated as of September 1, 2006 (the “Agreement”), with Trident pursuant to which Trident agreed to provide consulting services to the Company. Trident agreed to assist the Company in developing its business prospects and marketing materials, advise the Company with respect to possible financing transactions and provide such other services as may be agreed from time to time.

The term of the Agreement commenced on September 1, 2006 and continues for twelve months, and will automatically renew for additional six month periods unless either party provides prior written notice of termination to the other. Either party may also terminate the Agreement upon written notice to the other, with or without cause.

The Company is obligated to pay to Trident $10,000 upon execution of the Agreement and $2,000 per month for the first six months of the term of the Agreement. The Company also agreed to reimburse Trident for its reasonable out-of-pocket expenses incurred in connection with the services to be provided under the Agreement.

The Company also agreed to issue to Trident options, exercisable for five years, to purchase up to 1,000,000 shares of Common Stock of the Company at an exercise price of $7.00 per share. The option will be reduced to 600,000 shares in the event that the 12% Senior Secured Convertible

Debenture No. 1, dated September 13, 2005, previously issued to Trident in the initial principal amount of $2,000,000 is repaid in full on or before September 12, 2007.

The value of the Agreement has been estimated at $1,616,216.   The Company has recorded $538,739 through December 31, 2006 as consulting expense based on the contract term and will expense the remainder of the cost through the earlier of the contract  term or the termination of the Agreement.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Except for historical information, matters discussed in this report are forward-looking statements based on management’s estimates, assumptions and projections.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our Company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.
As used in this report, the terms “we”, “us”, “our”, “the Company” or “FPT” mean FP Technology, Inc., after giving effect to the reorganization (as described in more detail under “Overview—Corporate History” below).
Executive Summary
Corporate Overview
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
We market our products under the Firepond brand name:
·        Firepond OnDemand is a web-based application that enables a company’s sales force and supporting organizations to configure complex products, and accurately price those products.  Firepond OnDemand is offered to customers independently or as an integrated service within the Salesforce.com product called Firepond OnDemand for Salesforce.com™.
·        The Interactive Configurator Suite is a set of data maintenance tools, shared libraries and application program interfaces (APIs) that supply configuration capabilities to an application.  Firepond OnDemand is built on the Interactive Configurator Suite (“ICS”) technology platform.
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
Corporate History
From the inception, in 1983, of our predecessor company, Firepond, through 1997, we generated revenue primarily through providing custom software development services.  These services consisted of the development of highly customized applications utilizing core software technology, and related software maintenance and data maintenance services. In early fiscal 1997, Firepond undertook a plan to change its strategic focus from a custom development services company to a software product company providing more standardized solutions.  Firepond’s first packaged software product was introduced in May 1997.  Firepond released the Firepond Application Suite in October 1999, and renamed and repackaged the Firepond Application Suite as the SalesPerformer Suite in December 2000.
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
For the period ended December 31, 2005, the financial statements presented herein are the combined financial statements of Firepond, Inc and FPT Holdings.  For the period ended December 31, 2006, the financial statements presented herein are the consolidated financial statements of the Firepond liquidating trust and FP Technology, Inc.
Recent Financings
CAP Master Exchange Agreement.
On January 24, 2007, we entered into a Master Exchange Agreement (the “Exchange Agreement”) with the Buyers involved in the Company’s CAP Financing dated March 29, 2006.  Under the Exchange Agreement, we issued, in exchange for the Nonconvertible Notes in an aggregate principal amount of $50,000,000 and warrants to purchase an aggregate of 6,250,000 shares of Common Stock originally issued in the CAP

Financing, the following aggregate consideration:
·        $45,000,000 in principal repayment of the Nonconvertible Notes, plus accrued interest thereon;
·        A new issue of Senior Secured Convertible Notes Due 2009 in the aggregate principal amount of $5,600,000 (the “New Convertible Notes”), issued under an indenture with The Bank of New York (the “New Indenture”);
·        Warrants to purchase an aggregate of 1,214,285 shares of Common Stock at an exercise price of $7.00 per share; and
·        1,500,000 fully-paid shares of Common Stock.

Pursuant to the terms of the New Indenture, the Company also obtained a letter of credit from Wells Fargo Bank, National Association (“Wells Fargo”), in favor of The Bank of New York, as trustee under the New Indenture, in a stated amount of $1,344,000 in respect of approximately two years of interest payments payable under the New Convertible Notes.
The $45,000,000 principal repayment on the Nonconvertible Notes and the $5,000,000 gross proceeds to the Company were from the $50,000,000 CAP escrow account as was substantially all of the accrued interest on the Nonconvertible Notes.  After payment of associated fees and expenses, plus deposit of $1,344,000 at Wells Fargo in support of the aforementioned Wells Fargo letter of credit, net proceeds to the Company from the New Convertible Notes were approximately $3.5 million.
On January 24, 2007, the Company agreed to exchange with Rodman & Renshaw LLC (“Rodman”) outstanding warrants previously issued to Rodman to purchase an aggregate of 625,000 shares of Common Stock at an exercise price of $8.00 per share for (i) new warrants to purchase 71,429 shares of Common Stock at an exercise price $7.00 per share and (ii) 150,000 fully-paid shares of Common Stock.  As of the date hereof, such shares have not been issued pending receipt of the previously issued warrants.
Financial Condition

The Company had $56,816,075 in total assets and $56,570,533 in total liabilities at December 31, 2006, as compared to $6,090,867 and $4,721,871 at December 31, 2005, respectively.  Accounts payable at December 31, 2006 were $386,244 as compared to $199,546 at December 31, 2005.  Accrued liabilities were $2,413,174 at December 31, 2006 compared to $814,799 at December 31, 2005.  Notes payable increased from $2,244,750 at December 31, 2005 to $51,850,911 at December 31, 2006.  The Company had a working capital deficit of $4,675,419 at December 31, 2006 as compared to a working capital deficit of $3,406,692 at December 31, 2005.
Results of Operations

Three Months Ended December 31, 2005 and December 31, 2006

	Three Months Ended December 31
	2005		2006
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$690,070		$1,144,714
Cost of sales	505,770	73.3	515,049	45
Gross profit	184,300	26.7	629,665	55

Operating expenses
Sales, general and administrative	533,056	77.2	1,789,715	156.4
Research and development	400,824	58.1	511,001	44.6
Restructuring	-	-	(14,285)	(1.2)
Settlement of claim	-	-	(147,500)	(12.9)
Total operating expenses	933,880	135.3	2,138,931	186.9

Income/(loss) from continuing operations
	(749,580)	(108.6)	(1,509,266)	(131.9)

Other income (expense), net
Interest expense	(234,975)	(34.1)	(1,364,056)	(119.1)
Other income (expense)	(11,082)	(1.6)	606,043	52.9
Total other income (expense), net	(246,057)	(35.7)	(758,013)	(66.2)

Net income (loss) from continuing operations
	(995,637)	(144.3)	(2,267,279)	(198.1)

Revenues. Revenues for the three months ended December 31, 2006 were $1,144,714 as compared to revenues of $690,070 for the three months ended December 31, 2005, an increase of $454,644 or 65.9%.  This increase in revenues resulted primarily from new sales of OnDemand subscriptions.
Cost of Sales. Cost of sales consists of license costs, maintenance costs and service costs.  Cost of sales were $515,049 in the three months ended December 31, 2006 as compared to $505,771 for the three months ended December 31, 2005, an increase of $9,278 or 1.8%.
Operating Expenses. Operating expenses were $2,138,931 in the three months ended December 31, 2006 as compared to $933,880 for the three months ended December 31, 2005, an increase of $1,205,051 or 129.0%. This increase was primarily the result of an increase in sales, general and administrative expenses and other costs and expenses associated with the shift in business focus to OnDemand software, reduced in part by a legal settlement of $147,500.  Sales, general and administrative expenses increased by $1,256,659 or 235.8% primarily as a result of salaries and other personnel-related costs for executive, financial, human resource, information services, and other administrative functions, as well as the amortization of legal and accounting costs associated with the closing of the merger of AFG and FPT Holdings and the related CAP Financing and certain consulting costs.  The sales expense component of the increase was the result of adding a senior marketing executive along with a marketing support staff to pursue sales and marketing efforts associated with our OnDemand business strategy.
Other Income (Expense). Other income (expense) was ($758,013) for the three months ended December 31, 2006 as compared to ($246,057) for the three months ended December 31, 2005, an increase of ($511,956) or 208.1% due to the increase in interest expense associated with the CAP Financing closed in March 2006 and the Trident debt financings closed in September and November 2005.  Included in interest expense is $1,138,987 resulting from amortization of debt issuance costs associated with the Trident and CAP loans.

Six Months Ended December 31, 2005 and December 31, 2006

	Six Months Ended December 31
	2005		2006
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$1,837,799		$2,172,726
Cost of revenues	971,692	52.9	1,030,447	47.4
Gross profit	866,107	47.1	1,142,279	52.6

Operating expenses
Sales, general and administrative	949,631	51.7	3,048,777	140.3
Research and development	896,098	48.8	1,034,217	47.6
Restructuring	4,617	0.2	(14,285)	(0.6)
Settlement of claim	(1,712,500)	(93.2)	(147,500)	(6.8)
Total operating expenses	137,846	7.5	3,921,209	180.5

Income/(loss) from operations	728,261	39.6	(2,778,930)	(127.9)

Other income (expense), net
Interest expense	(306,225)	(16.7)	(3,198,174)	(147.2)
Other income (expense)	(30,193)	(1.6)	1,205,718	55.5
Total other income (expense), net	(336,418)	(18.3)	(1,992,456)	(91.7)

Net income (loss) from continuing operations
	391,843	21.3	(4,771,386)	(219.6)

For the six month period ended December 31, 2006, the Company sustained a net loss from continuing operations of $4,771,386, as compared to a net income from continuing operations of $391,843 for the six month period ended December 31, 2005.  Revenues for the six month period ended December 31, 2006 were $2,172,726 as compared to revenues of $1,837,799 for the December 31, 2005 six month period or an increase of 18.2%.  Cost of goods sold were $1,030,447 in the six month period ended December 31, 2006 as compared to $971,692 in the prior year period or an increase of 6.1%.  Operating expenses were $3,921,209 in the December 31, 2006 six month period as compared to $137,846 for the six month period ended December 31, 2005. Such increase was primarily the result of an increase in sales, general and administrative expenses and other costs and expenses associated with the shift in business focus to OnDemand software reduced by a legal settlement of $147,500 in the 2006 period and a favorable settlement of claim of $1,712,500 recorded in the 2005 period.  Sales, general and administrative expenses increased by $2,099,146 or 221.1% primarily for salaries and other personnel-related costs for executive, financial, human resource, information services, and other administrative functions, as well as the amortization of legal and accounting costs associated with the closing of the CAP Financing and the PIPE Financing and certain consulting costs.  The sales component increase was the result of adding a senior marketing executive along with a marketing support staff to pursue sales and marketing efforts associated with our OnDemand business strategy.  Other income and expenses increased $1,656,038 from $336,418 to $1,992,456 from the December 31, 2005 period to the December 31, 2006 period, an increase of 492.3% due to the increase in interest expense associated with the CAP Financing closed in March 2006 and the Trident debt financings closed in September and November 2005 which costs were reduced by interest income earned on restricted cash.  Included in interest expense is $1,830,746 resulting from amortization of debt issuance costs associated with the Trident and CAP loans.

Liquidity and Capital Resources
At December 31, 2006, the Company had cash and cash equivalents of $171,009 and a working capital deficit of $4,675,419 as compared with cash and cash equivalents of $471,527 and a working capital deficit of $3,406,692 at December 31, 2005.  Restricted cash totaled $50,000,000 as of December 31, 2006.   Subsequent to quarter end, the Company completed a restructuring of its CAP Financing, thereby generating an additional $3.5 million of cash to meet ongoing working capital requirements.  See Recent Financings.

Notwithstanding the CAP restructuring, the Company continues to incur losses from operations. Challenges associated with our strategic transition from an enterprise based software delivery model to one based on an OnDemand subscription model have proven difficult.  While the number of OnDemand subscribers has met our initial expectations and continues to grow, the rate and pattern of subscription payments has resulted in less cash being generated than originally forecast.  As a result, we continue to believe that based upon current cash balances and forecasts of probable cash flows from future operations, the Company will likely require additional working capital in order to continue as a going concern for the next twelve months.  In order to address this issue, we are endeavoring to reduce costs, increase OnDemand revenues and secure additional sources of debt and equity financing.  However, there can be no assurance that such reductions in costs will be achievable, that increases in revenues will be realized or that additional sources of equity and debt financing will be available in a timeframe sufficient to enable the Company to continue its operations in the normal course.

For the six month period ended December 31, 2006, the Company had a net decrease in cash of $660,175 as compared to a net increase in cash for the six months ended December 31, 2005.  For the six month period ended December 31, 2006, the Company used $3,259,193 in operations as compared to $809,834 for the six month period ended December 31, 2005.  The loss for the December 31, 2006 period was $4,771,386 and was primarily attributable to costs associated with the shift in business focus to the OnDemand environment which included increased sales, general and administrative costs and the interest costs associated with  Company financings.  The loss for the December 31, 2005 period was $224,861 which included a loss from discontinued operations of $616,704 and a favorable settlement of a claim in the amount of $1,712,500 during the period.
For the six month period ended December 31, 2006, the Company used $2,476,996 in investing activities.  Such use was principally the result of investing $2,500,000 in restricted cash pursuant to the terms of the CAP Financing.  For the six month period ended December 31, 2005, the Company liquidated certain other assets and purchased certain property and equipment resulting in a net source of cash of $6,983.
For the six month period ended December 31, 2006, the Company generated $5,076,014 in cash from financing activities comprised of net proceeds from the sale of stock of $6,000,076 less payment of debt of $899,089 and debt issuance costs of $24,973.
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

In December 2001, the SEC requested that all registrants list their most “critical accounting policies” in Management’s Discussion & Analysis.  The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition:

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

The Company has concluded that generally, where the Company is responsible for implementation services for the enterprise software product and its components, the implementation services are essential to the customer’s use of the products.  In such arrangements, the Company recognizes revenue following the percentage-of-completion method over the implementation period.  Percentage of completion is computed on the basis of the number of implementation hours incurred to date compared to estimated total implementation hours.  This method is used because management has determined that past experience has evidenced expended hours to be the best measure of progress with respect to these types of arrangements.  In those instances where the estimate of total contract revenue and total contract cost indicate that a loss will be realized with respect to a particular arrangement, a provision for the entire loss on the contract is recorded in the period of determination.

In situations where the Company is not responsible for implementation services for the enterprise software product , the Company recognizes revenue on delivery of the packaged software provided (i) there is persuasive evidence of an arrangement, (ii) collection is probable and (iii) the fee is fixed or determinable.  In situations where the Company is not responsible for implementation services for the enterprise product, but is obligated to provide unspecified additional software products in the future, the Company recognizes revenue as a subscription over the term of the commitment period.

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

An Emerging Issues Task Force was tasked with assessing the applicability of SOP 97-2 to such hosting arrangements and considering how a vendor’s hosting obligation would impact revenue recognition. This discussion resulted in the issuance of Emerging Issues Task Force 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware” (“EITF 00-03”). Under EITF 00-03, the Task Force reached a consensus that a hosting arrangement is within the scope of SOP 97-2 if:
·         the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty; and

·         it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software without significant penalty.

This allows the Company the ability to recognize that portion of the fee attributable to the license on delivery, while that portion of the fee related to the hosting element would be recognized ratably as the service is provided, assuming all other revenue recognition criteria have been met.   If a hosting arrangement fails to meet the requirements of EITF 00-03 then the arrangement is not considered to have a software element and therefore is outside of the scope of SOP 97-2. The hosting arrangement, which would follow a services accounting model, would then likely be accounted for in accordance with the guidance contained in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).  SAB 101 contains the same four basic criteria for revenue recognition as SOP 97-2:
·         Persuasive evidence of an arrangement exists;
·         Delivery has occurred or services have been rendered;
·         The vendor’s price to the buyer is fixed or determinable; and
·         Collectibility is reasonably assured.
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

Firepond recorded deferred revenue on amounts billed or collected by Firepond before satisfying the above revenue recognition criteria.  Deferred revenue at December 31, 2005 and 2006 consisted of the following:

	Period Ended	Period Ended
	December 31, 2005	December 31, 2006
On Demand	$ 91,195	$ 1,058,719
Enterprise maintenance	1,371,581	861,485
Total	$1,462,776	$ 1,920,204

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

ITEM 3.    CONTROLS AND PROCEDURES

(a)                Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of  December 31, 2006.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

(c)  Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We disclosed in our Annual Report on Form 10-KSB for the year ended June 30, 2006 certain litigation against our predecessor, Firepond, Inc., relating to its initial public offering, which litigation was commenced in August 2001.  There have been no material developments in this matter, except as follows:

On October 13, 2004, the court issued a decision certifying a class in the portion of Firepond’s case being litigated between the Plaintiffs and the underwriters.  Litigation classes were certified in five other “focus cases.”  On December 5, 2006, the United States Court of Appeals for the Second Circuit (the “Second Circuit”) issued an opinion vacating the District Court’s certification of that litigation class, along with the litigation classes in the focus cases.  On January 5, 2007, Plaintiffs filed a petition for rehearing en banc by the Second Circuit.

Because the Second Circuit’s opinion was directed to the class certified by the District Court for the Plaintiffs’ litigation against the underwriter defendants, the opinion’s effect on the class certified by the District Court for the Company's settlement is unclear.

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
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

31.1  Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
          or Rule 15d-14(a)

31.2  Certification of Principal Financial Officer pursuant to Rule
         -14(a) or Rule 15d-14(a)

32.1  Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant
         To Section 906 of the Sarbanes-Oxley Act Of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2007                      FP Technology, Inc.
                 (Registrant)

                                                            By: /s/ William Santo
                                                             -----------------------------
                                                            William Santo, CEO

                                                            By: /s/ Stephen Peary
                                                             -----------------------------
                                                           Stephen Peary, CFO