Form 10QSB
period 2007-03-31
FP Technology, Inc.
filed 2007-05-15
CIK 1012316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) after distribution of securities under a plan confirmed by a court: Yes |X| No |_|

The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of May 15, 2007 is 8,164,239 shares.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

FP TECHNOLOGY, INC.
INDEX

TOC
FP TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEET
March 31, 2007
(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$2,455,728
Restricted cash	1,315,152
Accounts receivable, net of allowance for doubtful
accounts of $10,000	1,037,823
Debt issuance costs	1,084,069
Other current assets	75,785

Total current assets	5,968,557

Property and equipment, net	109,749
Goodwill	4,772,413
Deposits	13,449

Total assets	$10,864,168

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current portion of long-term notes payable	1,099,433
Accounts payable	201,090
Accrued liabilities	1,673,573
Deferred revenue	1,802,739

Total current liabilities	4,776,835

Long-term notes payable net of unamortized discount of $5,133,333	944,161

Commitments and contingencies

Stockholders' equity
FP Technology, Inc. preferred stock, $0.001 par value
Authorized - 5,000,000 shares
Issued and outstanding - none	-
FP Technology, Inc. common stock, $0.001 par value
Authorized - 100,000,000 shares
Issued and outstanding - 8,164,239 shares	8,164
Additional paid-in capital	29,348,243
Retained earnings	(23,133,407)
Deferred compensation	(1,079,828)

Total stockholders' equity	5,143,172

Total liabilities and stockholders' equity	$10,864,168

The accompanying notes are an integral part of these consolidated financial statements.

TOC

FP TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For Three Months Ended March 31, 2006 and 2007
(Unaudited)

	2006	2007
Revenues
OnDemand revenues	$108,262	$692,280
Enterprise revenues	989,250	780,608
Total revenues	1,097,512	1,472,888

Cost of revenues
OnDemand costs	51,350	169,719
Enterprises costs	368,846	384,255
Total cost of revenues	420,196	553,974

Gross profit	677,316	918,914

Operating expenses
Sales, general and administrative	865,411	1,478,715
Research and development	445,715	574,859
Restructuring and other special charges	(20,787)	-

Total operating expenses	1,290,339	2,053,574

Loss from operations	(613,023)	(1,134,660)

Other income (expense), net
Interest expense	(275,272)	(778,827)
Extinguishment of debt	-	(13,705,000)
Other income expense	(14,862)	67,658
Total other income (expense), net	(290,134)	(14,416,169)

Net loss from continuing operations	(903,157)	(15,550,829)

Loss from discontinued operations	(146,548)	-

Net Loss	$(1,049,705)	$(15,550,829)

Net loss per share - basic and diluted

Net loss per share from continuing
operations	$(0.38)	$(2.65)

Net loss per share from discontinued
operations	$(0.06)	$-

Net loss per share	$(0.44)	$(2.65)

Basic and diluted weighted average
common shares outstanding	2,362,164	5,867,815

The accompanying notes are an integral part of these consolidated financial statements.

TOC

FP TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For Nine Months Ended March 31, 2006 and 2007
(Unaudited)

	2006	2007
Revenues
OnDemand revenues	$190,501	$1,628,919
Enterprise revenues	2,744,810	2,016,695
Total revenues	2,935,311	3,645,614

Cost of revenues
OnDemand costs	234,703	474,916
Enterprises costs	1,157,185	1,109,505
Total cost of revenues	1,391,888	1,584,421

Gross profit	1,543,423	2,061,193

Operating expenses
Sales, general and administrative	1,815,042	4,527,492
Research and development	1,341,813	1,609,076
Restructuring and other special charges	(16,170)	(14,285)
Settlement of claim	(1,712,500)	(147,500)

Total operating expenses	1,428,185	5,974,783

Income (loss) from operations	115,238	(3,913,590)

Other income (expense), net
Interest expense	(581,497)	(3,977,001)
Extinguishment of debt expense	-	(13,705,000)
Other income expense	(45,055)	1,273,376
Total other income (expense), net	(626,552)	(16,408,625)

Net loss from continuing operations	(511,314)	(20,322,215)

Loss from discontinued operations	(763,252)	-

Net Loss	$(1,274,566)	$(20,322,215)

Net loss per share - basic and diluted

Net loss per share from continuing
operations	$(0.23)	$(4.37)

Net loss per share from discontinued
operations	$(0.34)	$-

Net loss per share	$(0.57)	$(4.37)

Basic and diluted weighted average
common shares outstanding	2,238,997	4,646,549

The accompanying notes are an integral part of these consolidated financial statements.

TOC

FP TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For Nine Months Ended March 31, 2007
(Unaudited)

	Common Stock	$0.001	Additional Paid	Accumulated	Deferred	Stockholders'
	Shares	Par Value	In Capital	Deficit	Compensation	Equity (Deficit)

Balance, June 30, 2006	5,100,441	$5,100	$2,182,237	$(2,811,192)	$(487,291)	$(1,111,146)

Sale of common stock	1,000,000	1,000	6,999,000			7,000,000

Expenses recorded in connection with
stock sale			(999,924)			(999,924)

Issuance of convertible debt with warrants			5,000,000			5,000,000

Issuance of warrants to purchase common
stock in exchange for services			670,000			670,000

Issuance of common stock in connection
with debt retirement	1,650,000	1,650	13,703,350			13,705,000

Issuance of common stock in exchange
for services and retirement of previously
outstanding warrants	413,798	414	1,793,580		(1,255,255)	538,739

Net loss for the nine months ended
March 31, 2007	-	-	-	(20,322,215)	662,718	(19,659,497)

Balance, March 31, 2007	8,164,239	$8,164	$29,348,243	$(23,133,407)	$(1,079,828)	$5,143,172

The accompanying notes are an integral part of these consolidated financial statements.

TOC

FP TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended March 31, 2006 and 2007
(Unaudited)

	2006	2007
Cash flows from operating activities
Net loss	$(1,274,566)	$(20,322,215)
Adjustments to reconcile net loss to net cash used in operating activities
Gain/(loss) on sale of fixed assets	(66,855)	-
Extinguishment of debt	-	13,705,000
Settlement of claim	(1,712,500)	-
Depreciation and amortization	550,760	3,166,178
Loss from discontinued operations	669,845	-
Changes in assets and liabilities
Accounts receivables	199,874	(922,617)
Unbilled services	2,748	-
Assets to be sold	106,374	-
Other current assets	(124,366)	508,484
Accounts payable	(42,892)	(323,081)
Accrued liabilities	1,101,787	129,853
Deferred revenue	318,903	193,082

Net cash used in operating activities	(270,888)	(3,865,316)

Cash flows from investing activities
Purchase of property and equipment	(15,761)	(26,164)
Restricted cash investment	(47,500,000)	(3,815,152)
Restricted cash to retire debt	-	50,000,000
Other assets	20,802	41,767

Net cash provided by (used in) investing activities	(47,494,959)	46,200,451

Cash flows from financing activities
Borrowings payments on notes payable	52,500,000	5,000,000
Debt issuance costs	(1,109,917)	(537,594)
Proceeds from sale of stock net of expenses	-	6,000,076
Payments on notes payable	(1,250,000)	(51,173,073)

Net cash provided by (used in) financing activities	50,140,083	(40,710,591)

Net increase in cash and cash equivalents	2,374,236	1,624,544

Cash and cash equivalents, on June 30, 2005 and 2006	24,379	831,184

Cash and cash equivalents, on March 31, 2006 and 2007	$2,398,615	$2,455,728

Supplemental cash flow information:

Interest paid	$167,667	$1,581,037

Non Cash Financing and Investing Activities:
During the nine months ended March 31, 2006, the Company issued convertible notes and warrants and valued the conversion rights and the warrants at $670,000. The Company also issued warrants to the noteholders and the underwriters valued at $1,970,000 for debt issuance costs.

During the nine months ended March 31, 2007, the Company issued stock in retirement of certain debt and outstanding warrants resulting in the recording of $670,000 in debt issuance costs. Additionally, the Company issued convertible debt with warrants that resulted in a debt discount of $5,600,000.

The accompanying notes are an integral part of theses consolidated financial statements.

TOC

FP Technology, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2007

NOTE 1. Organization, Basis of Presentation and Significant Accounting Policies

Organization

FP Technology, Inc. (“FP Technology” or “the Company”) is a leading provider of CPQ, or “Configure, Price, Quote”, on-demand, multi-tenant software that automates and simplifies product pricing and configuration for companies and helps these enterprises improve order accuracy and reduce their total cost of sales.  FP Technology’s suite of products help companies configure, price and quote complex products during the sales process, such as machinery, high technology products or insurance services.  The Company’s sales solutions help companies optimize their sales processes, whether their need is to solve complex product or pricing configuration, create product catalogs or provide an interactive selling system, and dramatically improves response time. The Company’s corporate headquarters are located at 181 Wells Avenue, Newton, Massachusetts 02459.

From the inception, in 1983, of FP Technology’s predecessor company, Firepond, Inc. (“Firepond”), through 1997, the Company generated revenue primarily through providing custom software development services. These services consisted of the development of highly customized applications utilizing core software technology, and related software maintenance and data maintenance services. In early fiscal 1997, Firepond undertook a plan to change its strategic focus from a custom development services company to a software product company providing more standardized solutions. Firepond’s first packaged software product was introduced in May 1997. Firepond released the Firepond Application Suite in October 1999, and renamed and repackaged the Firepond Application Suite as the SalesPerformer Suite in December 2000.

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

TOC
On June 29, 2006, AFG, the 100% owner of FPT Holdings, merged with and into FPT Holdings, with FPT Holdings as the surviving corporation. On the same date, FPT Holdings changed its name to FP Technology, Inc.

For the period ended March 31, 2006, the financial statements presented herein are the combined financial statements of Firepond, Inc. and FPT Holdings, Inc. For the period ended March 31, 2007, the financial statements presented herein are the consolidated financial statements of the Firepond liquidating trust and FP Technology, Inc.

Basis of Presentation and Continuance of Operations

The accompanying unaudited, consolidated financial statements have been pre-pared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the nine month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007, or for any future period. These unaudited consolidated financial statements and notes should be read in conjunction with the consolidated financial statements included in the Company's Form 10-KSB for the fiscal year ended June 30, 2006.

Furthermore, these unaudited, consolidated financial statements have been prepared by the Company on a going concern basis. As such, the statements anticipate the realization of assets and the liquidation of liabilities in the normal course of business. Notwithstanding this fact, the Company has, for some time, been incurring losses and negative cash flow from operations. For the nine month period ended March 31, 2007, the Company incurred a net loss of approximately $20.3 million due principally to the $13.7 million extinguishment cost of the CAP indebtedness. In the event the Company is not successful in generating profits and positive cash flow from operations in future periods, it will be dependent upon additional financing to support its continuing operations. While the Company has been successful in completing numerous rounds of financing, including the $7,000,000 PIPE Financing in August 2006 and the January 2007 restructuring of the CAP financing providing $3.5 million net proceeds to the Company, no assurances can be given that additional financing will be available, in which case, the Company’s ability to achieve its business objectives will be adversely affected. The accompanying consolidated financial statements do not include any adjustments that might result from such adverse outcomes.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-KSB for the year ended June 30, 2006 and have not changed materially as of March 31, 2007.

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

TOC
NOTE 2. Income Taxes

No provision for income taxes is required at March 31, 2007, because, in management’s estimation the Company will not recognize any taxable income through the fiscal year ended June 30, 2007.

NOTE 3. Recent Financings

On January 24, 2007, the Company entered into a Master Exchange Agreement (the “Exchange Agreement”) with the Buyers involved in the Company’s CAP Financing dated March 29, 2006. Under the Exchange Agreement, we issued, in exchange for the Nonconvertible Notes in an aggregate principal amount of $50,000,000 and warrants to purchase an aggregate of 6,250,000 shares of Common Stock originally issued in the CAP Financing, the following aggregate consideration:

•	$45,000,000 in principal repayment of the Nonconvertible Notes, plus accrued interest thereon;
•
A new issue of Senior Secured Convertible Notes Due 2009 in the aggregate principal amount of $5,600,000 (the “New Convertible Notes”), issued under an indenture with The Bank of New York (the “New Indenture”);

•	Warrants (the “New Warrants”) to purchase an aggregate of 1,214,285 shares of Common Stock at an exercise price of $7.00 per share; and
•	1,500,000 fully-paid shares of Common Stock.

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

TOC
On September 13, 2005, Firepond, Inc., FP Technology Holdings, Inc. and General Motors entered into a letter agreement whereby General Motors accepted $1,250,000 in cash from FP Technology Holdings, received a $250,000 unsecured note from FP Technology Holdings, cancelled the note due from Firepond, Inc. and released its security interest in Firepond, Inc. assets.

On March 29, 2006, AFG entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Buyers”) to which the Buyers agreed to purchase (i) AFG’s Senior Secured Nonconvertible Notes due 2011 (the “Nonconvertible Notes”) in an aggregate principal amount of $50,000,000 (“CAP Financing”), which Nonconvertible Notes may be exchanged for Senior Secured Convertible Notes due 2011 (the “Convertible Notes”, and together with the Nonconvertible Notes, the “Notes”) or redeemed under certain circumstances, and which Convertible Notes are convertible into shares of AFG’s common stock (the “Conversion Shares”); and (ii) warrants (the “Warrants”) to acquire in the aggregate up to 6,875,000 shares of AFG’s common stock (including warrants granted to the placement agent to acquire 625,000 shares of common stock) exercisable from the earlier of six months after issuance or the Threshold Acquisition Date (as such term is defined in the Indenture) until March 29, 2011 at an exercise price equal to the lower of $8.00 or 125% of the per share price of AFG’s common stock to be sold in the PIPE Financing. The purchase and sale of the Notes and Warrants was consummated on March 29, 2006. As discussed in Note 3, the CAP Financing was terminated as part of the Exchange Agreement.

Also on March 29, 2006, the Company entered into a Master Amendment (the “Master Amendment”), with Trident. The Master Amendment amended the operative documents related to the September Note and the November Note, including the Common Stock Purchase Warrants, dated, September 13, 2005 and November 15, 2005 (the “Trident Warrants”) fixing the number of shares underlying the Trident Warrants at 390,625 and the strike price at $4.00.

On August 18, 2006 the Company repaid the Trident November Note.

On September 13, 2006, the Company modified the Trident September Note to provide for a repayment of the principle balance of $2,000,000 ratably over a 24 month period plus interest at 12% per annum. The principle balance of the Trident September Note was $1,416,666 at March 31, 2007.

On October 27, 2006, the Company renegotiated and amended its note with General Motors Corporation to provide for a payment of $50,000 and an amortization of the remaining principle balance of $200,000 over a term of 24 months at a rate of 6% beginning in November, 2006. The principle balance of the General Motors Corporation note was $160,261 at March 31, 2007.

NOTE 5. Other Agreements

On January 24, 2007, the Company agreed to exchange with Rodman & Renshaw LLC (“Rodman”) outstanding warrants previously issued to Rodman to purchase an aggregate of 625,000 shares of Common Stock at an exercise price of $8.00 per share for (i) new warrants to purchase 71,429 shares of Common Stock at an exercise price $7.00 per share and (ii) 150,000 fully-paid shares of Common Stock.

The Company entered into a consulting agreement, dated as of September 1, 2006 (the “Trident Consulting Agreement”), with Trident pursuant to which Trident agreed to provide consulting services to the Company. Trident agreed to assist the Company in developing its business prospects and marketing materials, advise the Company with respect to possible financing transactions and provide such other services as may be agreed from time to time.

TOC
The term of the Trident Consulting Agreement commenced on September 1, 2006 and continues for twelve months, and will automatically renew for additional six month periods unless either party provides prior written notice of termination to the other. Either party may also terminate the Trident Consulting Agreement upon written notice to the other, with or without cause.

The Company is obligated to pay to Trident $10,000 upon execution of the Trident Consulting Agreement and $2,000 per month for the first six months of the term of the Trident Consulting Agreement. The Company also agreed to reimburse Trident for its reasonable out-of-pocket expenses incurred in connection with the services to be provided under the Trident Consulting Agreement.

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

The value of the Trident Consulting Agreement has been estimated at $1,613,994 net of expense previously recorded. The Company has recorded $1,009,460 through March 31, 2007 as consulting expense based on the contract term and will expense the remainder of the cost through the earlier of the contract term or the termination of the Trident Consulting Agreement.

NOTE 6. Stock Transaction

In February 2007, the Company issued 413,798 shares of common stock to Trident pursuant to (1) the cashless exercise of the Trident Warrants and (2) in satisfaction of the Company’s agreement to issue to Trident options to purchase up to 600,000 shares of the maximum 1,000,000 shares of Common Stock of the Company under the Trident Consulting Agreement.

NOTE 7. Litigation

In August 2001, our predecessor, Firepond, Inc., was named as a defendant in a securities class action filed in United States District Court for the Southern District of New York related to its initial public offering (“IPO”) in February, 2000.  The lawsuit also named certain of the underwriters of the IPO, including FleetBoston, Dain Rauscher, and SG Cowen, as well as officers and directors of Firepond, Klaus P. Besier and Paul K. McDermott, as defendants.  Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which have been included in a single coordinated proceeding in the Southern District of New York (the “IPO Litigations”).  The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of Firepond’s stock.  An amended complaint was filed on April 19, 2002.  Firepond, Inc. and the officers and directors identified above were named in the suits pursuant to Section 11 of the Securities Act, Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and other related provisions.  The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

TOC
In June 2003, a proposed settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies.  On or about July 30, 2003, a committee of Firepond’s Board of Directors conditionally approved the proposed partial settlement.  The settlement would have provided, among other things, a release of Firepond and of the individual defendants for the alleged wrongful conduct in the amended complaint in exchange for a guarantee from Firepond’s insurers regarding recovery from the underwriter defendants and other consideration from the company regarding its underwriters.  The plaintiffs have continued to litigate against the underwriter defendants.  The district court directed that the litigation proceed within a number of “focus” cases” rather than in all of the 310 cases that have been consolidated.  Firepond’s case is one of these focus cases.  On October 13, 2004, the district court certified the focus cases as class actions.  The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision.  On April 6, 2007, the Second Circuit denied plaintiff’s petition for rehearing.  In light of the Second Circuit opinion, the district court has been informed that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified.  We cannot predict whether Firepond will be able to renegotiate a settlement that complies with the Second Circuit’s mandate.  Due to inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter.

We may from time to time also be subject to various other claims and legal actions arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition, or results of operations.

TOC

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

TOC
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

For the period ended March 31, 2006, the financial statements presented herein are the combined financial statements of Firepond, Inc and FPT Holdings. For the period ended March 31, 2007, the financial statements presented herein are the consolidated financial statements of the Firepond liquidating trust and FP Technology, Inc.

Recent Financings

CAP Master Exchange Agreement.

On January 24, 2007, we entered into a Master Exchange Agreement (the “Exchange Agreement”) with the Buyers involved in the Company’s CAP Financing dated March 29, 2006 (see Note 4 to the unaudited consolidated financial statements included elsewhere in this report). Under the Exchange Agreement, we issued, in exchange for the Nonconvertible Notes in an aggregate principal amount of $50,000,000 and warrants to purchase an aggregate of 6,250,000 shares of Common Stock originally issued in the CAP Financing, the following aggregate consideration:

TOC
•	$45,000,000 in principal repayment of the Nonconvertible Notes, plus accrued interest thereon;

•
A new issue of Senior Secured Convertible Notes Due 2009 in the aggregate principal amount of $5,600,000 (the “New Convertible Notes”), issued under an indenture with The Bank of New York (the “New Indenture”);

•	Warrants to purchase an aggregate of 1,214,285 shares of Common Stock at an exercise price of $7.00 per share; and

•	1,500,000 fully-paid shares of Common Stock.

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

Also in connection with the Exchange Agreement, the Company agreed to exchange with Rodman & Renshaw LLC (“Rodman”) certain outstanding warrants previously issued to Rodman to purchase an aggregate of 625,000 shares of Common Stock at an exercise price of $8.00 per share for (i) new warrants to purchase 71,429 shares of Common Stock at an exercise price $7.00 per share and (ii) 150,000 fully-paid shares of Common Stock.

Financial Condition ($000)

At March 31, 2007, the Company had net assets of $5,143 as compared to $2,333 at March 31, 2006, respectively. Such increase was due principally to the Exchange Agreement occurring in January, 2007 wherein the accounting for the new debt issuance resulted in a debt discount of $5,600. Over the course of the new note period, the discount will be recognized as interest expense and the indebtedness will accrete to become the amount of the obligation due of $5,600 on the due date of the new note.  Accounts payable at March 31, 2007 were $201 as compared to $117 at March 31, 2006. Accrued liabilities were $1,674 at March 31, 2007 compared to $2,118 at March 31, 2006. Notes payable were $2,044 at March 31, 2007 as compared to $52,420 at March 31, 2006. The Company had working capital of $1,194 at March 31, 2007 as compared to a working capital deficit of $2,654 at March 31, 2006.

TOC
Results of Operations

Three Months Ended March 31, 2007 and March 31, 2006

	Three Months Ended March 31
	2006		2007
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$1,097,512		$1,472,888
Cost of revenues	420,196	38.3	553,974	37.6
Gross profit	677,316	61.7	918,914	62.4

Operating expenses
Sales, general and administrative	865,411	78.9	1,478,715	100.4
Research and development	445,715	40.6	574,859	39.0
Restructuring	(20,787)	(1.9)	-	-
Total operating expenses	1,290,339	117.6	2,053,574	139.4
Loss from operations	(613,023)	(55.9)	(1,134,660)	(77.0)

Other income (expense), net
Interest expense	(275,272)	(25.0)	(778,827)	(52.9)
Extinguishment of debt	-	-	(13,705,000)	(930.5)
Other income (expense)	(14,862)	(1.4)	67,658	4.6
Total other income (expense), net	(290,134)	(26.4)	(14,416,169)	(978.8)

Net loss from continuing operations	(903,157)	(82.3)	(15,550,829)	(1,055.8)
Loss from discontinued operations	(146,548)	(13.3)	-	-
Net loss	$(1,049,705)	(95.6)	$(15,550,829)	(1,055.8)

Three Months ended March 31, 2007 compared to March 31, 2006 ($000)
Revenues

Revenues for the three months ended March 31, 2007 were $1,473 as compared to revenues of $1,098 for the three months ended March 31, 2006, an increase of $375 or 34.2%. This increase in revenues resulted primarily from new sales of OnDemand subscriptions.

Cost of Revenues

Cost of revenues consists of license costs, maintenance costs and service costs. Cost of revenues were $554 in the three months ended March 31, 2007 as compared to $420 for the three months ended March 31, 2006, an increase of $134 or 31.8%. This increase was due primarily to the increase in new subscriptions.

Operating Expenses

Operating expenses were $2,054 in the three months ended March 31, 2007 as compared to $1,290 for the three months ended March 31, 2006, an increase of $763 or 59.2%. This increase was primarily the result of an increase in sales, general and administrative expenses and other costs and expenses associated with the shift in business focus to OnDemand software. Sales, general and administrative expenses increased by $613 or 70.9% primarily as a result of salaries and other personnel-related costs for executive, financial, human resource, information services, and other administrative functions, as well as the amortization of legal and accounting costs associated with the Exchange Agreement transaction and certain consulting costs. Included in operating expenses for the quarter ended March 31, 2007 is $567 of non-cash expenses related to amortization and depreciation. The sales expense component increase was the result of adding a senior marketing executive along with a marketing support staff to pursue sales and marketing efforts associated with our OnDemand business strategy.

Other Income (Expense)

Other income (expense) was ($14,416) for the three months ended March 31, 2007 as compared to ($290) for the three months ended March 31, 2006, an increase of ($14,126) due primarily to debt extinguishment expense associated with the Exchange Agreement transaction which occurred on January 24, 2007. Pursuant to the Exchange Agreement, in addition to repaying $50,000 in debt, the Company issued new stock and warrants the cost of which after deducting previously recorded expenses was deemed for accounting purposes to be a debt extinguishment expense.  Included in the current period increase is this net $13,705 non-cash debt extinguishment expense. Included in interest expense is $565 resulting from amortization of debt issuance costs associated with the Trident and CAP Financing loans.

TOC
Nine Months Ended March 31, 2007 and March 31, 2006

	Nine Months Ended March 31
	2006		2007
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$2,935,311		$3,645,614
Cost of revenues	1,391,888	47.4	1,584,421	43.5
Gross profit	1,543,423	52.6	2,061,193	56.5

Operating expenses
Sales, general and administrative	1,815,042	61.8	4,527,492	124.2
Research and development	1,341,813	45.7	1,609,076	44.1
Restructuring	(16,170)	(.5)	(14,285)	(.4)
Settlement of claim	(1,712,500)	(58.3)	(147,500)	(4.1)
Total operating expenses	1,428,185	48.7	5,974,783	163.8

Income/(loss) from operations	115,238	3.9	(3,913,590)	(107.3)

Other income (expense), net
Interest expense	(581,497)	(19.8)	(3,977,001)	(109.1)
Extinguishment of debt	-	-	(13,705,000)	(375.9)
Other income (expense)	(45,055)	(1.5)	1,273,376	34.9
Total other income (expense), net	(626,552)	(21.3)	(16,408,625)	(450.1)

Net income (loss) from continuing operations	(511,314)	(17.4)	(20,322,215)	(557.4)

Loss from discontinued operations	(763,252)	(26.0)	-	-

Net loss	(1,274,566)	(43.4)	(20,322,215)	(557.4)

Nine Months Ended March 31, 2007 compared to March 31, 2006 ($000)

For the nine month period ended March 31, 2007, the Company sustained a net loss from continuing operations of $20,322 as compared to a net loss from continuing operations of $511 for the nine month period ended March 31, 2006.

Revenues

Revenues for the nine month period ended March 31, 2007 were $3,645 as compared to revenues of $2,935 for the March 31, 2006 nine month period or an increase of 24.2%. This increase in revenues resulted primarily from continuing new sales of OnDemand subscriptions.

Cost of Revenues

Cost of revenues was $1,584 in the nine month period ended March 31, 2007 as compared to $1,392 in the prior year period an increase of $193 or 13.8%. The increase was a result of additional costs associated with the incremental revenues over the period.

Operating Expenses

Operating expenses were $5,975 for the March 31, 2007 nine month period as compared to $1,428 for the nine month period ended March 31, 2006. Such current period increase was primarily the result of an increase in sales, general and administrative expenses and other costs and expenses associated with the shift in business focus to OnDemand software, the addition of two senior management positions (Vice President of Operations and Vice President of Marketing) reduced by a legal settlement of $148 in the 2007 period as compared to a favorable settlement of a claim of $1,713 which reduced expenses recorded in the 2006 period. Sales, general and administrative expenses increased by $2,712 or 149.4% primarily for salaries and other personnel-related costs for executive, financial, human resource, information services, and other administrative functions, as well as $770 of amortization of legal and accounting costs associated with the closing of the CAP Financing and the PIPE Financing and certain consulting costs. The sales component increase was the result of adding a senior marketing executive along with a marketing support staff to pursue sales and marketing efforts associated with our OnDemand business strategy.

TOC
Other Income (Expense)

Other income and expenses increased from $627 to $16,409 from the March 31, 2006 period to the March 31, 2007 period, an increase of $15,782 or 2,518.9% due to the increase in interest expense associated with the CAP Financing and the $13,705 non-cash debt extinguishment of debt expense previously discussed. Included in interest expense is $2,396 resulting from amortization of debt issuance costs associated with the Trident and CAP Financing loans.

Liquidity and Capital Resources ($000)

At March 31, 2007, the Company had cash and cash equivalents of $2,456 and working capital of $1,194 as compared with cash and cash equivalents of $2,399 and a working capital deficit of $2,654 at March 31, 2006. Restricted cash totaled $1,315 as of March 31, 2007 as compared to $47,500 at March 31, 2006, a decrease of $46,185 resulting from the Exchange Agreement transaction as previously discussed.

Cash Used in Operating Activities

Cash used in operating activities for the nine month period ended March 31, 2007 was $3,865 as compared to $271 for the nine month period ended March 31, 2006. The cash used in operating activities for the nine months ended March 31, 2007 period was primarily attributable to a net loss of $20,322 offset by non-cash charges of $13,705 related to the extinguishment of debt, and depreciation and amortization expense of $3,166. The cash used in operating activities for the nine months ended March 31, 2006 period of $271 was primarily attributable to a net loss of $1,275 adjusted for non-cash settlement claims of $1,713 and offset by non-cash charges for depreciation and amortization expense of $551 and a loss from discontinued operations of $670.

Cash used in operating activities in both periods was further impacted by changes in elements of working capital.

Cash Provided by (Used In) Investing Activities

For the nine month period ended March 31, 2007, the Company generated $46,200 from investing activities. This arose principally as a result of liquidating $50,000 in restricted cash pursuant to the terms of the Exchange Agreement., liquidating certain other assets and purchasing certain property and equipment resulting in a net source of cash of $16, the investing of $2,500 in restricted cash pursuant to the terms of the CAP Financing, and the investing of a net of $1,314 in restricted cash pursuant to the terms of the Exchange Agreement to cover approximately 24 month of interest payments. For the nine month period ended March 31, 2006, the cash used in investing activities was a result of investing $47,500 in restricted cash pursuant to the terms of the CAP Financing and the liquidating of certain other assets and the purchase of certain property and equipment resulting in a net source of $5.

Cash Provided by (Used In) Financing Activities

For the nine months ended March 31, 2007, the Company used $40,711 in cash from financing activities comprised of net proceeds from the sale of stock of $6,000, the issuance of new convertible debt of $5,000, less debt issuance costs of $538, less payment of $50,000 under the terms of the Exchange Agreement and $1,173 in other debt payments. For the nine months ended March 31, 2006, the Company generated $50,140 in cash from the proceeds from the CAP Financing of $50,000 and from the Trident loans of $2,500, less debt issuance costs of $1,110 and repayments of debt of $1,250.

TOC
Summary

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

TOC
ITEM 3.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of March 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

(c) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

TOC

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In August 2001, our predecessor, Firepond, Inc., was named as a defendant in a securities class action filed in United States District Court for the Southern District of New York related to its initial public offering (“IPO”) in February, 2000.  The lawsuit also named certain of the underwriters of the IPO, including FleetBoston, Dain Rauscher, and SG Cowen, as well as officers and directors of Firepond, Klaus P. Besier and Paul K. McDermott, as defendants.  Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which have been included in a single coordinated proceeding in the Southern District of New York (the “IPO Litigations”).  The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of Firepond’s stock.  An amended complaint was filed on April 19, 2002.  Firepond, Inc. and the officers and directors identified above were named in the suits pursuant to Section 11 of the Securities Act, Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and other related provisions.  The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

In June 2003, a proposed settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies.  On or about July 30, 2003, a committee of Firepond’s Board of Directors conditionally approved the proposed partial settlement.  The settlement would have provided, among other things, a release of Firepond and of the individual defendants for the alleged wrongful conduct in the amended complaint in exchange for a guarantee from Firepond’s insurers regarding recovery from the underwriter defendants and other consideration from the company regarding its underwriters.  The plaintiffs have continued to litigate against the underwriter defendants.  The district court directed that the litigation proceed within a number of “focus” cases” rather than in all of the 310 cases that have been consolidated.  Firepond’s case is one of these focus cases.  On October 13, 2004, the district court certified the focus cases as class actions.  The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision.  On April 6, 2007, the Second Circuit denied plaintiff’s petition for rehearing.  In light of the Second Circuit opinion, the district court has been informed that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified.  We cannot predict whether Firepond will be able to renegotiate a settlement that complies with the Second Circuit’s mandate.  Due to inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 24, 2007, the Company entered into a Master Exchange Agreement (the “Exchange Agreement”) with certain institutional investors (the “Purchasers”). Pursuant to the Exchange Agreement, effective January 24, 2007 the Company exchanged with the Purchasers all of its outstanding (i) Senior Secured Nonconvertible Notes Due 2011, in the aggregate principal amount of $50,000,000, issued under an Indenture with The Bank of New York dated March 29, 2006 and (ii) Warrants to purchase an aggregate of 6,250,000 shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”) at an exercise price of $8.00 per share, for the following aggregate consideration:

TOC

▪	$45,000,000 in cash plus accrued interest on the Senior Secured Nonconvertible Notes Due 2011;

▪	A new issue of Senior Secured Convertible Notes Due 2009 in the aggregate principal amount of $5,600,000 (the “New Notes”), issued under an indenture with The Bank of New York (the “New Indenture”);

▪	Warrants to purchase an aggregate of 1,214,285 shares of Common Stock at an exercise price of $7.00 per share (the “New Warrants”); and

▪	1,500,000 fully-paid shares of Common Stock (the “New Shares”).

On January 24, 2007, the Company also exchanged with Rodman & Renshaw LLC (“Rodman”) outstanding warrants previously issued to Rodman to purchase an aggregate of 625,000 shares of Common Stock at an exercise price of $8.00 per share for (i) new warrants to purchase 71,429 shares of Common Stock at an exercise price $7.00 per share (the “Rodman Warrants”) and (ii) 150,000 fully-paid shares of Common Stock (the “Rodman Shares”).

On February 21, 2007, the Company issued 413,798 shares of common stock to Trident Growth Fund LP (“Trident”) upon the cashless exercise of certain warrants and other rights that Trident was previously granted by the Company.

The securities issued under the Exchange Agreement and the securities issued to Rodman and Trident were not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 3(a)(9) of the Securities Act, Section 4(2) of the Securities Act, and Regulation D promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

We recently established a Nominating Committee of the Board of Directors to recommend to monitor the size and composition of the Board of Directors of the Company and recommend to the full Board nominations for election to the Board of Directors. The Nominating Committee has adopted a charter which sets forth the procedures by which stockholders may recommend nominees to the Board of Directors, and a current copy of this charter will be available on our website at www.firepond.com at the time we file our proxy statement for the 2007 Annual Meeting of Stockholders. Prior to adoption of the Nominating Committee charter, we did not have formal procedures in place for nomination of directors.

TOC

ITEM 6.  EXHIBITS

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
or Rule 15d-14(a)

31.2 Certification of Principal Financial Officer pursuant to Rule
13a-14(a) or Rule 15d-14(a)

32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant
To Section 906 of the Sarbanes-Oxley Act Of 2002

TOC
 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2007 FP Technology, Inc. (Registrant)

/s/ William Santo	/s/ Stephen Peary

William Santo, CEO	Stephen Peary CFO

TOC