Form 10KSB
period 2007-06-30
Firepond, Inc.
filed 2007-09-18
CIK 1012316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-28515

FIREPOND, INC.

(Name of Small Business Issuer in its Charter)

Delaware	20-3446646
(State of incorporation)	(I.R.S. Employer Identification No.)

205 Newbury Street, Framingham, Massachusetts	01701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 820 4300

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

State issuer’s revenue for its most recent fiscal year. $ 4,624,763

The aggregate market value of all stock held by non-affiliates of the registrant was $16,527,532 as of August 31, 2007 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by the Over the Counter Bulletin Board). For purposes of this computation, we have assumed that the shares beneficially held by directors, officers and the holders of at least 10% of the registrant’s common stock were “held by affiliates”.  This assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  The issuer had 8,349,239 shares of common stock outstanding as of August 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE:

No portions of other documents are incorporated by reference into this Report.

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

FIREPOND, INC.

Form 10-KSB

Annual Report for the Fiscal Year Ended June 30, 2007

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

As used in this annual report, the terms “we”, “us”, “our”, “the Company” or “FPT Holdings” mean Firepond, Inc., after giving effect to the Reorganization (as described in more detail under “BUSINESS OVERVIEW—Corporate Information” below).

ITEM 1.        BUSINESS OVERVIEW

We are a leading provider of multi-tenant, on-demand software that automates and simplifies the process companies use to sell complex products and services. Our Configure, Price, Quote, or CPQ, software-as-a-service automates complex sales processes, improves order accuracy, and accelerates sales cycles. We have designed our CPQ product to be a low-cost Internet-based software application delivered on a subscription basis. This model allows us to provide functionality to companies of all sizes that has typically been available only to large enterprises with substantial information technology resources and budgets. Our Firepond CPQ OnDemand product offering capitalizes on our extensive expertise in sales automation software and combines it with the positive attributes of multi-tenant, Internet-based delivery.

We offer our solutions on an annual or multi-year subscription basis. We sell our products by targeting selected vertical markets, currently consisting of high technology, transportation, construction machinery, agricultural equipment, and service companies selling complex products and services. Our current customers include Bell Helicopter, John Deere, G.E. Tip Trailer, Redback Networks, Rolls Royce, Symantec, and Wily (which has been acquired by Computer Associates).

Industry Background

Evolution from On-Premise to On-Demand Applications

Over the past two decades, businesses have widely adopted on-premise enterprise software applications in an effort to improve and automate their business processes. These applications have typically been implemented and deployed within an organization’s internal IT environment. However, realizing the stated benefits and return-on-investment from these on-premise enterprise applications has been challenging for a number of reasons, including:

•
High Total Cost of Ownership. In addition to the initial purchase cost, businesses deploying traditional on-premise application software must make substantial, ongoing investments in underlying IT infrastructure, such as hardware systems, networks, databases, application servers, and storage in order to run the applications. Businesses also need to employ costly IT staff and consultants to deploy, integrate, customize, support, and upgrade the applications. Moreover, upgrade and maintenance requirements are typically difficult to anticipate and implement on a cost-effective basis.

•
Lengthy Deployment, High Complexity, and Limited Utilization. The growing scope and complexity of on-premise software enterprise applications often makes implementation a lengthy and challenging process, frequently lasting from six months to several years. Custom programming is typically required to finish these applications, which extends time to deployment, reduces application reliability, and makes future upgrades more difficult.

•
Limited Incentives to Ensure On-Going Client Success. The traditional model for purchasing on-premise enterprise applications requires businesses to pay upfront for perpetual use of software before the software is actually deployed and to pay a fixed maintenance fee for a specified period of time. This purchasing model may not provide appropriate financial incentive for software vendors to assist their customers in successfully deploying their applications and fully realizing the intended benefits from their investments.

By delivering software applications in a fundamentally new manner as “on-demand” services, businesses can now leverage the open standards for application integration and advances in network availability and security to access applications over the Internet. On-demand solutions eliminate the need for custom-implementation efforts and investments in on-premise hardware and software and greatly simplify the application delivery process. As a result, businesses can significantly reduce application deployment times, implementation costs, investments in IT infrastructure, and ongoing maintenance and support costs.

Single Tenant versus Multi-Tenant Architecture

Delivering on-demand applications, however, presents a number of technical challenges for traditional on-premise software application vendors. To achieve economies of scale benefits, on-demand applications must use multi-tenant architecture. Multi-tenant architecture enables multiple enterprises to share the same application infrastructure on a secure basis. In contrast, traditional enterprise software applications hosted by application service providers are deployed on individual servers and application infrastructures, increasing the cost to the company and impeding economies of scale. Further, enterprise software applications must be substantially redesigned and re-written to achieve multi-tenant functionality.

We believe the emergence of multi-tenant, on-demand applications has the potential to transform the enterprise applications software industry, enabling faster deployment, higher return-on-investment, and lower total cost of ownership. Furthermore, we believe the on-demand model expands the addressable market opportunity by making business applications more affordable for divisions of large corporations, middle-market companies, and small businesses

Complexity In The Sales Process

Companies with complex products typically require a lengthy consultative sales process to convert a lead into an order. This process often involves numerous meetings between a company’s sales, engineering, manufacturing, finance, and other departments before a product recommendation can be made or quoted to a targeted customer. This approach is both time consuming and error prone, driving additional costs into the sales process and eroding profit margins, competitiveness, and time to market. The process is further complicated because companies store their product and customer data over multiple platforms in multiple formats and in disparate locations, causing difficulty in accessing and manipulating that data.

Sales automation software originally emerged to reduce the complexity of the sales process and improve sales productivity for large corporations. The role of such software is to match the customer’s needs to available product attributes while enforcing rules and constraints to assure the product can be delivered as quoted. As this market need evolved, configuration vendors added proposal, quotation, and pricing functionality to augment the effectiveness and usability of their core configuration engines. These sophisticated applications, however, required significant cash outlays for the initial purchase and ongoing maintenance, limiting it to large corporations with significant information technology resources. The software-as-a-service ,SAAS, model affords businesses of any size the ability to centralize and simplify complex selling processes and deploy a platform for aggregating, bundling, and pricing complex products and services across all sales channels.

The Firepond Solution

The combination of our multi-tenant, on-demand architecture coupled with over 20 years of expertise in developing sales-oriented software uniquely positions us to deliver an affordable and feature-rich solution to large and small companies. We believe that our solution enables our customers to experience a number of key benefits, including:

•
Automated Complex Sales Processes. The sale of complex products by a company typically requires the assistance of personnel from multiple departments, including sales, engineering, manufacturing, finance, legal, and marketing. Our solution provides sales representatives of a company with timely, relevant, and accurate information from each department regardless of platform, format, or location of the data. As a result, our solution enables a company to capture design specifications from engineering, production constraints from manufacturing, discount authorization from finance, terms and conditions from legal, and product collateral from marketing on a real-time basis.

•
Increased Order Accuracy. Our software solutions increase order accuracy by centralizing all product specifications and pricing options on our web-based application. This centralization assures that all sales channels are quoting the most up-to-date and accurate product configurations and price information.

•
Accelerated Sales Cycles. Our software solution is designed to optimize the sales process and increase the speed at which a sale can be completed. Quick turnaround in product recommendations, pricing, proposals, and financing allows sales representatives to manage multiple sales simultaneously and close them faster. This high degree of responsiveness helps foster a strong and lasting customer-supplier relationship that we believe is a distinct competitive advantage for us.

•
Lowered Cost of Ownership. Our multi-tenant, on-demand subscription-based software application eliminates the need for heavy investment in an IT infrastructure and the staff necessary to support it. The reduced cost of accessing our application extends our addressable market to include small and medium businesses, as well as divisions of large companies.

Strategy

Our goal is to be the leading provider of multi-tenant, on-demand software applications that improve a company’s sales efficiency and associated business processes. Key elements of our strategy include:

•
Grow Our Sales Organization to Reach More Customers. We intend to expand our sales organization to provide broader market coverage and reach more customers. We believe our on-demand delivery model enables us efficiently to target clients of all sizes, including large corporations that historically have deployed on-site highly customized enterprise applications, as well as small and medium-sized companies that have been unable to afford higher-cost traditional applications.

•
Expand Targeted Vertical Markets. We intend to expand the number of vertical markets that we currently address. We believe our focus on targeted vertical markets enables us to offer solutions that meet the unique needs of our customers. We currently offer our products and services primarily to high technology, transportation, construction machinery, agricultural equipment, and service companies. We target companies within these selected vertical industries that have complex products, services, or channel relationships as well as organizations with a distributed and connected customer base or dealer network.

•
Deepen Relationships with Our Existing Customer Base. We believe there is significant opportunity to increase our business with existing customers. We seek to attract more users from existing customers by targeting additional functional areas and business units within the customer’s organization and pursuing company-wide deployments. In addition, by continuously enhancing the functionality of our product, we believe that customers will continue to renew their existing subscriptions and add additional users.

•
Expand and Enhance Our Product Offerings. We plan to continue to enhance our sales automation products. We are expanding our engineering team and investing in research and development activities. In addition, we plan to continue to leverage the significant expenditures in research and development and engineering we made before changing our business model to a multi-tenant, on-demand platform.

•
Pursue Strategic Alliances and Acquisitions. We are focused on developing strategic relationships to expand our vertical markets, enlarge our customer base, and broaden our geographic reach. In addition, we intend to pursue acquisitions of complementary products, technologies, and businesses. We anticipate that these strategic alliances and acquisitions may focus on products and companies in analytics, order management, sales channel management, and product lifecycle management.

Firepond CPQ OnDemand

Firepond CPQ OnDemand has been our primary product focus since its launch in January 2006. Firepond CPQ OnDemand allows our subscribers to build detailed quotes and proposals customized to their customer’s specific needs in real-time. We enable a company to manage all the processes, images, and data required to present product offerings accurately and consistently in the form of highly customized, branded proposals to prospects and customers across all sales channels.

Firepond CPQ OnDemand streamlines a company’s entire configure-price-quote process, reducing the time to build, price, and present quotes from days or even weeks to just minutes. Our solution guides our customers’ sales force through each step of the CPQ process.

•
Configure. Configuring complex products or services involves the selection of many options before a product is ready to be priced and built. For example, an agricultural tractor has hundreds of models and thousands of options from which to choose. The Firepond solution guides the user to recommended model and options by asking pre-defined questions and providing pictures, help tools, and calculators to assist in making configuration choices. The application utilizes constraint options based upon predefined product compatibility rules that enable the user to view price, lead time, and availability in real-time during the build process. This functionality permits the configuration of nested systems that contain multiple products or services and supports complex sizing calculations and algorithms.

•
Price. Once configuration features and options have been selected by the user, our software provides pricing information based upon a number of parameters. Pricing and discounting rules are seamlessly integrated, incorporating customer, channel, volume, and product-specific prices and discounts. Furthermore, Firepond CPQ OnDemand calculates costs, margins, and commissions and manages special pricing and approval workflow.

•
Quote. Our quotation and proposal tool determines detailed pricing metrics and creates professional, customer-friendly proposals. Proposals are generated in Word, Excel, Adobe, PDF, or HTML format with built-in functionality to include recommended upsell options and incorporate drawings, pictures, and technical datasheets.

Our platform enables a customer to build multiple models, reflecting the specific needs of each marketing and sales channel in which it operates. Each model can be customized to specific market segments. As a result of this product feature, our customers are able to service efficiently their product presentation and proposal generation needs across multiple product lines, geographies, and sales channels.

Firepond CPQ OnDemand is built upon a multi-tenant application platform and is designed to be easy to deploy, use, and upgrade. We have designed an open web service layer around our product platform, making it easy to integrate with other business systems in a customer’s operating environment. Our Web Services layer also supports single sign-on for our subscribers, permitting them to access Firepond CPQ OnDemand directly and securely from other applications without the need to re-enter log-in information.

Users access Firepond CPQ OnDemand either directly or through a CRM application. We also provide an Offline Edition that allows the preparation of product configurations and quotes without being connected to the Internet. These product configurations and quotes can then be uploaded to the Firepond CPQ OnDemand Online Edition when a connection is available.

Firepond CPQ OnDemand Workflow is an enhanced feature that automates approval process notification and tracking, resulting in a faster response to customers while still adhering to business protocols. A structured approval process, defined by the company, assures products, quotes, and proposals receive the proper authorizations before they are presented to a customer.

Technology

Infrastructure and Platform

Unlike traditional software deployments, all of our customers are serviced from a single baseline of application code installed, securitized, and maintained on our infrastructure. We do not need to allocate technical human resources to make our software compatible with customer environments nor do we need to test our software in each possible combination of hardware and software services that may exist in a customer environment. This in turn eliminates the need to develop software that is compatible with the many hardware systems, operating systems, and databases in various technical environments and allows our technical resources to focus solely on enhancing our underlying product functionality. This enables a frequency of product releases unattainable by traditional enterprise software development vendors.

Our customers access our OnDemand software as separate tenants via a single instance of our application code linked to customer specific data sets. Because we do not have to manage distinct applications for each of our customers with their own business logic and database schemas, we believe our business is orders of magnitude more scalable than traditional software vendors, even those that have modified their products to be web native applications.

Firepond CPQ OnDemand is built on our proprietary, highly scalable interactive configurator suite, or ICS, platform. The ICS platform allows our customers to logically associate their product data, prices, specifications, dimensions, and images overlaying business rules and constraints that control the behavior of the underlying data in a real-time quoting environment. Using the ICS platform, our customers can build numerous data-rule-constraint based environments to service the unique needs of all their sales channels, product lines, and geographies.

Our ICS technology packages each of these environments into highly compressed and optimized binary files that are persisted in computer memory. These packages enable complex product configuration and price calculations without numerous round trips to an underlying database and avoid the performance degradation that would normally occur in a high-volume transaction processing environment.

Architecture

In order to construct and manipulate the data relationships and rules governing data behavior specific to each customer environment, we provide our customers with a sophisticated data modeling tool called the Firepond Product Data Manager, or PDM. Utilizing the PDM our customers create multi-tiered business rule models that govern how products are configured, offered, and sold to individual customers, customer types, or market segments, in both e-commerce and traditional channels. The PDM modeling capability allows our customers to construct an enterprise wide normalized product data model that permits data from outside systems to be integrated into the Firepond environment. Once the rules, data relationships, and behaviors are constructed in the PDM, our customers can import both structured and unstructured data from all their sales and product systems into one centralized, highly optimized system. From a quotation stored in our application, our customers can export the processed price and product data back to legacy systems as needed, including a bill of materials for processing by incumbent order entry systems. As a result of this flexibility, we can be deployed as either the system of record for all product and price data or as an adjunct system leveraging existing legacy functionality.

Building on over two decades of experience in the product configuration business, we have codified a number of behaviors that, when applied to product and price data, permit our customers to build highly customized sales scenarios. The following are some examples from our standard behaviors library:

•	Compatibility. A compatibility rule can be built controlling the selection of options, for example option A can only be selected with product Y.
•
Aggregates. A class of products or options can be linked, allowing an entire sub-assembly to be added based on a selection of a particular product or grouping of products. Aggregates behavior is a necessary function for feeding an accurate bill of materials to a downstream system.

•
Global Constraints. This behavior is used to create a rule that impacts the entire configuration. This behavior is useful when a product must have a certain option or option group selected to be buildable. For example, in a truck configuration, you may be required to select the 24-volt generator to support the selected entertainment center in the sleeper cab.

•
Spatial Dimension and Location. Our configuration engine can calculate the actual dimensions of a product as it is being constructed during the quotation process. This feature is necessary if there are spatial or weight-related constraints that must be adhered to.

•
Includes.“Includes” is the ability of the configuration run-time engine to automatically select options. This happens when other options are selected or conditions become true that force an Include to be activated. Includes can be set up in many different ways. For example, you can control whether the end-user is able to de-select an included instance.

The algorithms driving the rules and constraints defining these behaviors are the result of over $90 million of invested R&D capital. The data behaviors that we define and control via our application have been developed from extensive market experience in dealing with very complex product data from some of the largest manufacturing companies in the world. We believe this deep domain experience and its expression in our underlying algorithms is both a significant competitive advantage and a barrier to entry.

Programming Languages

Our on-demand software is a highly scalable, multi-tenant application platform written in XML, DHTML, C, C++, Java, RMI, and ATL/COM. In addition to our own proprietary software, we utilize commercially available software, including Microsoft SQL Server and Inet Soft report generator. To reduce cost and maintain flexibility, we incorporate open source solutions into our application programming environment whenever feasible. Currently, we use open source products from JBoss to augment our workflow capability and manage our server environment.

Operations

Our operations team is responsible for delivering, maintaining, and supporting our software-as-a-service platform for our customers. The team oversees network availability, quality assurance, release deployment, problem detection and prevention, application availability, data imports and exports, and customer support.

As a multi-tenant software-as-a-service provider, all of our customers access a single baseline of application code via the Internet. This provides us with significant operational efficiencies as our operations and development teams support only one instance of application code across our entire customer footprint. This allows for frequent upgrades and any required software error resolutions without interruption of service. We continually enhance our core functionality and usability to address the evolving needs of our customers. Since commercial availability of our product in January 2006, we have successfully deployed four major releases and five minor releases of our CPQ application. Releases are deployed simultaneously to all of our customers without the need for any customer involvement. Prior to deployment, each release undergoes multi-stage testing and substantial quality assurance, including build acceptance tests, regression test cases, customer integration tests, and final system verification tests.

Our software is hosted in two data centers: one in Ashburn, Virginia, managed by OpSource, and one in Minneapolis, Minnesota, managed by Qwest Communications. Each of these facilities includes advanced security, power redundancy, and disaster mediation safeguards, including automatic failover should any network or hardware component fail. Our service providers are SAS 70 Type II compliant and conform to all European Union data security standards.

We provide continuously available, responsive, and well-trained customer support personnel who are critical to insuring broad user adoption of any software-as-a-service offering. Our customer support team consists of individuals with an average of over seven years experience with our products. We closely monitor and prioritize all customer-support inquiries and have in place well-defined escalation procedures.

Professional Services and Support

We offer implementation, training, and support to our customers in major markets worldwide. Using vertically specific implementation templates, our professional services team expedites the process of bringing our clients onto the network, saving both costs and time. Our templates help our customers achieve a rapid and successful deployment of our applications. In addition, our template-driven approach provides customers with greater flexibility in their implementation choices when working with our implementation partners, such as salesforce.com.

Phone support is available on a 24/7 basis for critical issues. Our technical support team also provides data maintenance, enhancement, and end-user support services on a time and materials basis. We have support resources in the United States, Europe, and Japan.

Strategic Relationships

We seek to establish strategic relationships with third parties whose products, technologies, and services complement our offerings. We work with industry leaders that assist in joint sales activities and customer implementations. We collaborate with partners, such as salesforce.com and Kozo Keikaku Engineering, or KKE.

•
salesforce.com is the leading provider of on-demand sales automation software with over 38,000 customers, ranging in size from several users to thousands of users. Pursuant to our relationship, we have integrated our CPQ application with salesforce.com and in exchange receive leads to additional customers. Through the salesforce.com AppExchange, we engage in a variety of co-selling activities, ranging from webinars to joint sales presentations.

•
KKE is one of the largest engineering firms in Japan providing consulting services to manufacturers throughout Japan and Asia. KKE resells and implements our products, on a non-exclusive basis, in the Japanese market.

Sales and Marketing

We market our products through direct and indirect channels. The recent increased interest in CPQ applications combined with the acceptance of the on-demand business model have created opportunities for strategic relationships with salesforce.com, KKE, and other enterprise application providers, which we are actively pursuing. We continually drive market awareness and develop leads in our target markets through a series of integrated sales and marketing campaigns. Our marketing organization utilizes a variety of programs to support our sales efforts, including market and product research analysis, product and strategy updates with industry analysts, public relations activities and speaking engagements, Internet-based and direct mail marketing programs, seminars and trade shows, brochures, data sheets and white papers, and web site marketing.

Customers

We target selected vertical industries with complex products, services, or channel relationships as well as organizations with a distributed and connected customer base or dealer/broker network. Target vertical markets for our software currently consist of high technology, transportation, construction machinery, agricultural equipment, and service companies. Our current customers include Bell Helicopter, John Deere, G.E. Tip Trailer, Redback Networks, Rolls Royce, Symantec, and Wily (which has been acquired by Computer Associates).

The following table highlights select customers in each of our current target markets.

Construction Machinery	High Technology	Transportation	Service
and Agricultural Equipment

CNH	Commvault	American LaFrance	BCBS Horizon
Deere	Decru/Network Appliance	Bell Helicopter	Eloqua
Mitsubishi	Perimeter	DAF	GenBand
Onan/Cummins	RedBack	Freightliner Renault	InfoGenesis
Steelcase	Secure Logix	GE TIP	IHA
	Sonitrol	Hino	Mirapoint
Sony	Rolls Royce	Plant Equipment
Symantec
Wily (which has been acquired by Computer Associates)

Research and Development

Our research and development team is responsible for product planning, design and development, network upgrade and quality assurance functions, third-party integration, and developing data templates for target vertical markets. We incurred research and development expenses of approximately $1.8 million and $2.2 million in the fiscal years ended June 30, 2006 and 2007, respectively. We expect to continue to invest in research and development in the future.

Competition

The markets for sales configuration software are intensely competitive, constantly evolving, and subject to rapid technological change. We encounter competition from a number of different sources, including in-house technical staffs, traditional customer relationship management vendors, enterprise license planning vendors, and other vendors of sales configuration point solutions. Of these vendors, our principal competitors include Access Commerce, Big Machines, Oracle, QuoteWerks, SAP, Trilogy, and Webcom. A number of our competitors have longer operating histories, greater name recognition, and substantially greater financial, technical, marketing, management, and support resources than we do. There are a substantial number of other companies focused on providing on-demand software applications for customer relationship management that may offer competitive products in the future. However, we believe that the market for on-demand sales configuration solutions is still in its formative stage and that no currently identified competitor represents a dominant presence in this market.

We expect competition to increase as a result of software industry consolidation. For example, a number of enterprise license software companies have acquired point solution providers to expand their product offerings. Our competitors may also package their products in ways that may discourage users from purchasing our products. Current and potential competitors may establish alliances among themselves or with third parties or adopt aggressive pricing policies to gain market share. In addition, new competitors could emerge and rapidly capture market share. Although we believe we have advantages over our competitors in terms of the functionality and comprehensiveness of our solution, as well as our targeted vertical focus, we may be unable to maintain our competitive position against current and potential competitors.

We believe that the principal competitive factors in our target markets include:

•	adherence to emerging Internet-based technology standards;
•	comprehensiveness of our application;
•	adaptability, flexibility, and scalability;
•	real-time, interactive capability with customers, strategic partners, vendors, and suppliers;
•	ability to support vertical industry requirements;
•	ease of application use and deployment;
•	speed of implementation;
•	customer service and support; and
•	initial price and total cost of ownership.
•	reliability.

Proprietary Rights

We regard our products as proprietary. We attempt to protect our products by relying on a combination of copyright, patent, trade secret and trademark laws, restrictions on disclosure and other methods. In particular, we have developed and use registered trademarks and copyrights in our business. We hold over 200 copyrights related to our business. In addition, we own two trademark registrations in the United States and have four trademark applications pending with the U.S. Patent and Trademark Office. Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with similar products in the same channels of trade by any third party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs. We have filed applications and own trademark registrations and intend to register additional trademarks in foreign countries where products are or may be sold in the future. We own one trademark registration in the EU and have two trademark applications pending with the Office for the Harmonization of Intellectual Property. We also have one trademark application pending with the Japan Trademark Office. We believe these trademarks and copyrights constitute valuable assets, adding to our recognition and the marketing of our products and that these proprietary rights have been and will continue to be important in enabling us to compete.

Our software products depend on a non-exclusive worldwide license from Orion IP, LLC, or Orion, to utilize certain critical patents and related rights in connection with the conduct of our business. In January 2004, a predecessor company also named “Firepond, Inc.” (referred to as, "Old Firepond" in this annual report) sold to Orion IP, LLC all rights in 14 U.S. patents and seven U.S. patent applications, including patents for methods and technology used by Old Firepond in its software as well as those unrelated to Old Firepond’s products.  Pursuant to a non-exclusive patent license agreement, in March 2004 Orion granted to Old Firepond a non-exclusive, royalty free, non-transferable, worldwide license to use these patents solely in connection with Old Firepond’s products and business, without the right to sublicense.  Under the terms of the license, these rights will continue with respect to each patent until such patent is no longer in force.  In September 2005 we acquired all of the operating assets of Old Firepond, including its software products and the license to use Orion’s patents in our business.

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

Employees

At August 31, 2007, we had a total of 49 employees, of whom 21 were in research and development, 12 were in professional services and support, nine were in sales and marketing, and seven were in finance and administration. Our employees are not represented by a labor union in collective bargaining with us.

Corporate Information

We were incorporated in Delaware in August 2005 as FP Technology Holdings, Inc. In September 2005, we acquired all of the operating assets, assumed certain liabilities, and hired all of the employees of Old Firepond, a technology company that was founded in 1983. In March 2006, we became a wholly owned subsidiary of AFG Enterprises USA, Inc., or AFG, an inactive public company. In June 2006, AFG merged into us, and we were the surviving company in the merger. In connection with the reorganization, we changed our name to “FP Technology, Inc.” On June 18, 2007 we changed our name to “Firepond, Inc.”

We maintain our principal executive offices at 205 Newbury Street, Framingham, Massachusetts 01701 and our telephone number at that location is (508) 820-4300. Our website is www.firepond.com. Information on our website does not constitute part of this annual report.   Our common stock, par value $0.001 per share, is quoted on the Over-the-Counter Bulletin Board under the symbol “FPND.”

Recent Events

On July 30, 2007, the Compensation Committee granted to 42 different employees 495,000 options to purchase common stock pursuant our 2006 Stock Incentive Plan.   The awards vest ratably over a three year period.

On August 2, 2007, we entered into a Securities Purchase Agreement with certain holders of the Senior Secured Convertible Notes we issued in January 2007 (the “Securities Purchase Agreement”). As part of the Securities Purchase Agreement, we sold for $3.0 million in gross proceeds secured subordinated notes due May 2008 in the face amount of approximately $3.3 million, providing for an original issue discount of 15% per annum. We also issued the note holders 125,000 shares of common stock. The maturity of the notes will accelerate if we raise at least $5.0 million in gross proceeds in an equity offering. The common stock will be registered if, in the two-year period beginning on August 2, 2007, we file a registration statement unless such registration statement is for shares issued in conjunction with (1) an acquisition of another company or company benefit plans, or (2) pursuant to a bona fide firm commitment underwritten public offering with a nationally recognized investment bank that generates gross proceeds to us in excess of $5.0 million (other than certain shelf registrations). In the event of a change in control of our company, the note holders may require that we repurchase the notes at 110% of the outstanding principal amount.

We have used $1.0 million of the net proceeds of the Securities Purchase Agreement to repay our outstanding indebtedness to Trident Growth Fund L.P., or Trident, and expect to use the remaining net proceeds for working capital.  See,“Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company – Company Financings.”

On August 14, 2007, we filed a registration statement on Form SB-2 with the U.S. Securities and Exchange Commission for the public offering of shares of our common stock.   No assurances can be made our proposed equity offering will be successfully completed.

We have pending an application to have our common stock listed on the American Stock Exchange effective with the closing of our proposed public equity offering.

Risk Factors

The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.

Risks Relating to Our Business

We incurred losses in the past, and we may not be able to achieve or maintain profitability in the future.

We incurred a net loss of approximately $4.8 million during the fiscal year ended June 30, 2006 and a net loss of approximately $23.3 million during the fiscal year ended June 30, 2007. We may not be able to achieve or maintain profitable operations, and we may continue to incur significant losses in the future. We also expect that our operating expenses will continue to increase in the future as we expand our on-demand business. As a result, we also will have to increase our revenue to offset these expected increases in costs and expenses. You should not consider our revenue growth in recent periods as indicative of our future revenue growth.

We have incurred operating losses and a decrease in available cash and cash equivalents, raising substantial doubt about our ability to continue as a going concern.

We incurred a net loss of $23.3 million for the fiscal year ended June 30, 2007.   We had cash and cash equivalents of approximately $700,000 as of June 30, 2007 and restricted cash of approximately $1.2 million as of June 30, 2007. Our cash flow from operating activities may be insufficient to meet our operating needs and other payment obligations.  We also expect continued spending on capital expenditures consistent with anticipated requirements for operations, infrastructure, and personnel as well as our need to develop enhanced products or services.  In the next 12 months at least one of our debt facilities will mature, and we have no current commitment to refinance that facility or free cash to repay that debt upon maturity.  Our ability to meet our debt obligations and continue operations as presently structured, however, will likely depend upon our ability to obtain refinancing of our debt on or prior to maturity or otherwise identify new or additional financing.

We believe, based upon current cash balances, forecasts of cash flows from future operations, and our estimated net proceeds from our proposed equity offering, that we will have sufficient capital resources to operate our business for at least the next 12 months.   Beyond the next 12 months, additional financing may be required to fund working capital and our business plan, and such additional financing may not be available.  As a result of these liquidity issues, among others, our auditors have raised substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability of recorded asset amounts that might be necessary as a result of this uncertainty. As a result of receiving this opinion from our independent public accountants, we may experience possible adverse effects from our customers, on our creditworthiness, or on investor confidence, any of which may have a material adverse effect on our business and the trading price of our common stock.  Our ability to continue as a going concern depends upon the success of our financings and cost containment measures as well as our ability to meet the perceived growing demand for our on-demand applications, whether through cash generated by operations or through the issuance of debt or equity securities.

The on-demand software market is new and rapidly evolving, which makes it difficult to evaluate our business prospects.

While we and our predecessors have been in business for over 20 years, we only began offering on-demand services in 2006. The on-demand software market is relatively new and rapidly evolving, and the revenue and income potential of the market are unproven compared with the much larger overall market for on-premise enterprise software applications. As a result, we have limited insight into the trends that affect the on-demand software business, and it is difficult for investors to make an evaluation of our current business and future prospects. You must consider our business and prospects in light of the risks and difficulties we may encounter in a new and rapidly evolving market. Factors that may affect market acceptance of the on-demand software service include:

•	reluctance by enterprises to migrate to an on-demand application service;
•	the price and performance of this service;
•	the availability, performance, and price of competing products and services;
•	reluctance by enterprises to trust third parties to store and manage their internal data; and
•
adverse publicity about us, our service, or the viability or security of on-demand application services generally from third-party reviews, industry analyst reports, and adverse statements made by competitors.

Our success depends to a substantial extent on the willingness of enterprises, large and small, to increase their use of on-demand application services in general, and of our Firepond CPQ OnDemand offering in particular. Many enterprises have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses and, therefore, may be reluctant or unwilling to migrate to on-demand application services. Furthermore, some enterprises may be reluctant or unwilling to use on-demand application services as a result of concerns regarding the risks associated with security capabilities, among other things, of the technology delivery model associated with these services. If enterprises do not perceive the benefits of on-demand application services, the market for these services may not develop at all or may develop more slowly than we expect, either of which would significantly adversely affect our operating results. Further, we may make errors in predicting and reacting to relevant business trends, which could harm our business.

The inability of our on-demand application service to achieve widespread market acceptance would harm our business and have a material adverse effect on us.

We currently derive substantially all of our customer prospects from salesforce.com, but have no exclusive arrangement with that organization.

We currently derive substantially all of our customer prospects from salesforce.com. We do not have any formal exclusive or non-exclusive arrangement with salesforce.com, and salesforce.com can terminate its relationship with us without cause and without penalty at any time upon 30 days’ notice if it makes any changes of general application to its programs in which we participate. Salesforce.com also could determine to compete directly or indirectly with us. Any termination of our relationship with salesforce.com would require us to increase substantially our sales force at a significant cost, and the result may not be as effective in generating customer prospects as our current relationship with salesforce.com.

We do not own the patents related to our software, and the owner of the patents may take actions that are against our interests.

In January 2004, Old Firepond sold to Orion IP, LLC all rights in 14 U.S. patents and seven U.S. patent applications, including patents for methods and technology used by Old Firepond in its software as well as those unrelated to Old Firepond’s products.  Pursuant to a non-exclusive patent license agreement, in March 2004 Orion granted to Old Firepond a non-exclusive, royalty free, worldwide license to use these patents solely in connection with Old Firepond’s products and business.  Under the terms of the license, these rights will continue with respect to each patent until such patent is no longer in force.  In September 2005 we acquired all of the operating assets of Old Firepond, including its software products and the license to use Orion’s patents in our business, and we recently adopted the name “Firepond, Inc.” for our company.

Orion maintains the sole right to enforce these patents, and the license agreement from Orion does not restrict Orion from licensing the patent rights to other companies, including our competitors.  As a result, we do not have the ability, based on these patents, to block potential competitors from introducing products or services utilizing the methods and technology embodied in Orion’s patents, some of which may compete with our products and services.

Furthermore, Orion and its affiliates have sued a number of companies for patent infringement based on their products and business activities, which Orion has alleged may infringe on its patents.  Some of the companies sued by Orion may be our current or prospective customers or business partners.  Although our company and, to the best of our knowledge, the liquidating trust of Old Firepond have no involvement in or knowledge of Orion’s lawsuits or any connection to these patents since they were sold to Orion, some companies who are sued by Orion may choose to reduce or terminate their business relationship with us due to the past association between Orion and Old Firepond.  In May 2007, an affiliate of Orion sued salesforce.com, inc. for patent infringement and that litigation is ongoing.  While we do not believe that this event will impact our relationship with salesforce.com, there can be no assurance that our relationship with salesforce.com will not be adversely affected by this litigation or its eventual outcome.

If we are unable to attract new customers or to expand our business with our existing customers, our revenue growth will be adversely affected.

To increase our revenue, we must regularly add new customers and expand our business with existing customers. If our existing and prospective customers do not perceive our services to be of sufficiently high value and quality, we may not be able to attract new customers or expand our business with existing customers and our operating results will be adversely affected.

Our business depends substantially on customers renewing their subscriptions for our on-demand services, and any decline in our customer renewals would harm our future operating results.

We sell our on-demand software services pursuant to service agreements that are generally one to three years in length. Our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period, and we cannot predict whether these subscriptions will be renewed at the same or higher level of service, if at all. In addition, our customers may elect to renew their service for fewer users, which would harm our business because our fee structure is based on the number of users. We have limited historical data with respect to rates of customer subscription renewals, so we cannot accurately predict future customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors, mergers and acquisitions affecting our customer base, or reductions in our customers’ spending levels. If our customers do not renew their subscriptions for our services or if they renew our service for fewer users, our revenue may decline and our business will suffer.

Because we recognize subscription revenue over the term of the applicable agreement, the lack of subscription renewals or new service agreements may not immediately be reflected in our operating results.

The majority of our quarterly revenue is attributable to service agreements entered into during previous quarters. As a result, a decline in new or renewed service agreements in any one quarter will not be fully reflected in our revenue for the corresponding quarter, but will negatively affect our revenue in future quarters. Conversely, the effect of significant upturn in sales and market acceptance of our services in a particular quarter may not be fully reflected in our results of operations until future periods. As a result, the effect of significant declines or increases in sales and market acceptance of our solutions may not be reflected in our short term operating results, which would make our reported results less indicative of the performance of our business.

We have limited experience with respect to our pricing model and if the prices we charge for our services are unacceptable to our customers, our revenue and operating results will be harmed.

We have limited experience with respect to determining the appropriate prices for our services that our existing and potential customers will find acceptable. As the market for our services matures, or as new competitors introduce new products or services that compete with us, we may be unable to renew our agreements with existing customers or attract new customers at the same price or based on the same pricing model as we have used historically. As a result, it is possible that competitive dynamics in our market may require us to change our pricing model or reduce our prices, which could have a material adverse effect on our revenue, gross margins, and operating results.

If we are unable to introduce new and enhanced products on a timely basis that respond effectively to changing technology, our revenue may decline.

Our market is characterized by rapid technological change, changes in customer requirements, frequent new product and service introductions and enhancements, and evolving industry standards. To keep pace, and to attract new customers and increase business with existing customers, we must continually enhance our existing products and introduce new products. The success of any enhancement or new product depends on various factors, including the timely completion, introduction, and market acceptance of the enhancement or product. We may not be successful in this regard. We may encounter difficulties that could delay or prevent product enhancement or development. Any new or enhanced service we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate significant revenue. Additionally, our existing and prospective customers may develop their own competing technologies, purchase competitive products or services, or engage third-party providers. If we are unsuccessful in developing or acquiring new services or enhancing our existing services to meet customer requirements, our business and operating results will be adversely affected.

In addition, product enhancements and developments may not adequately meet the requirements of the marketplace and may not achieve market acceptance. Despite our efforts, advances in Internet technology or in e-commerce software applications or the development of entirely new technologies to replace existing software may lead to new competitive products that have better performance or lower prices than our products and may render our products obsolete and unmarketable.

A rapid expansion of our network and systems could cause us to lose customer data or cause our network or systems to fail.

In the future, we may need to expand our network and systems at a more rapid pace than we have in the past. For example, if we secure a large customer or a group of customers with extraordinary volumes of information to collect and process, we may suddenly require additional bandwidth and our existing systems may not be able to process the information. Our network or systems may not be capable of meeting the demand for increased capacity, or we may incur additional unanticipated expenses to accommodate these capacity demands. In addition, we may lose valuable data, be able to provide it only on a delayed basis, or our network may temporarily shut down if we fail to expand our network to meet future requirements.

Restrictive covenants in the indenture governing our convertible notes issued in the January 2007 exchange transaction and the related securities purchase agreement, and any additional indebtedness that we may incur, may restrict our ability to pursue our business strategies.

The indenture governing the convertible notes we issued in the January 2007 exchange transaction and the related securities purchase agreement limit our ability to take various actions, including:

•	incur additional indebtedness or incur liens without the prior consent of the convertible note holders;
•	redeem, repurchase, or declare or pay any dividend or distribution on our capital stock; and
•	consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets or enter into a business combination transaction.

The restrictions contained in the indenture and the related securities purchase agreement could limit our ability to plan for or react to market conditions, meet capital needs, make acquisitions, or otherwise pursue our activities or business plans. In addition, the indenture requires us to maintain compliance with specified financial ratios and minimum subscriber targets. A breach of any of the restrictive covenants or our inability to comply with the required financial ratios could result in a default under the indenture. If a default occurs, the convertible note holders could, among other remedies, elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay outstanding borrowings when due, the convertible note holders also have the right to proceed against the collateral securing the indebtedness, including our available cash and the letter of credit supporting interest obligations accruing under the convertible notes. If the indebtedness under the convertible notes were to be accelerated, we may not have sufficient assets to repay in full that indebtedness and our other indebtedness.

Indebtedness incurred in the exchange transaction and other debt financings that we may effect from time to time (subject to the restrictions imposed by the indenture) could have other important consequences, such as:

•	making it more difficult for us to satisfy our debt obligations;
•
requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, acquisitions, and other general corporate purposes;

•	increasing our vulnerability to and limiting our flexibility in planning for or reacting to changes in our business and the industry in which we operate;
•	placing us at a competitive disadvantage compared with competitors that have less debt; and
•	limiting our ability to borrow additional funds.

To service our indebtedness, we will require a significant amount of cash. We may not generate sufficient cash flow from operations and future borrowings or financings may not be available to us in an amount sufficient to pay our indebtedness or to fund our other liquidity needs.

Our quarterly revenue and operating results are likely to fluctuate.

Our revenue and operating results are likely to fluctuate significantly from quarter to quarter as a result of a number of factors. These factors include:

•	our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers’ requirements;
•	the timing of additional investments in our on-demand application service;
•	the addition or loss of large customers;
•	seasonal variations in the demand for our services and the implementation cycles for our new customers;
•	our ability to promote software solutions, as well as the cost and effectiveness of such advertising;
•	our ability to obtain additional customers or to derive additional revenue from our existing promotion efforts;
•	downward pricing pressures;
•	the rate of expansion and effectiveness of our sales force;
•	the length of the sales cycle for our service;
•	our ability to form strategic relationships with third parties for the distribution of our software and the level of costs that these arrangements entail;
•	technical difficulties or interruptions in our service;
•	our ability to respond to technological developments;
•
fluctuations in economic and market conditions, particularly those affecting the market for technology spending or the industries of our customers, such as manufacturing, insurance, and financial services;

•	costs or potential limitations on our business activities resulting from litigation and regulatory developments in our industry, which could be significant;
•	costs associated with any future acquisitions;
•	the purchasing and budgeting cycles of our customers;
•	general economic, industry, and market conditions and conditions specific to Internet usage and online businesses; and
•	events such as war, threat of war, or terrorist activities.

As a result of the foregoing factors and the evolving nature of our business and industry, we may be unable to forecast our revenue accurately. We plan our expenses based on operating plans and estimates of future revenue. We may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfalls. Additionally, a failure to meet our revenue or expense expectations would have an immediate and negative impact on our operating results. If this were to happen, the market price of our common stock would likely decline.

Failure to expand our relationships with third-party channels may adversely impact our support and maintenance of existing customers, delay the implementation of our products, and delay the growth of our revenue.

Our business strategy includes expanding and increasing third-party channels that license and support our products, such as resellers, distributors, OEMs, system integrators, and consulting firms. This often requires that these third parties recommend our products to their customers and install and support our products for their customers. To increase our revenue and implementation capabilities, we must develop and expand our relationships with these third parties. In addition, if these firms fail to implement our products successfully for their clients, we may not have the resources to implement our products on the schedule required by the customer, which would result in our inability to recognize revenue from the license of our products to these customers.

The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The market in which we operate is intensely competitive and rapidly changing; barriers to entry are relatively low; and we expect competition to intensify in the future with the introduction of new technologies and market entrants. Increased competition could result in pricing pressures, reduced sales, lower margins, or the failure of our solutions to achieve or maintain broad market acceptance. Many of our current and potential competitors have longer operating histories, greater name recognition, and substantially greater financial, technical, sales, marketing, management, service, support and other resources than we do. Our competitors may be able to respond more quickly than we can to new or changing opportunities, technologies, or customer requirements or devote greater resources to the development, promotion, and sale of their products than we can. In addition, many of our competitors have established or may establish business, financial, or other strategic relationships among themselves or with existing or potential customers, referral sources, alliance partners, or others or may combine and consolidate making them even more formidable competitors.

Defects in our products and services could diminish demand for our products and services and subject us to substantial liability.

Because our products and services are complex and have incorporated a variety of software both developed in-house and acquired from third-party vendors, our products and services may contain errors or defects that users identify after they begin using them that could result in unanticipated downtime for our subscribers and harm our reputation and our business. Software products and Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released. Our products may be particularly susceptible to defects or performance degradation because of the evolving nature of Internet technologies and the stress that full deployment of our products over the Internet to thousands of end users may cause.

We have from time to time found defects in our products and services, and new errors in our existing products and services may be detected in the future. Since our customers use our products and services for important aspects of their business, any errors, defects, or other performance problems with our products or services could hurt our reputation and damage our customers’ businesses. If that occurs, we could lose customers and future sales. Customers also could delay or withhold payment to us, which could result in an increase in our provision for doubtful accounts and an increase in collection cycles for accounts payable.

In addition, if one of our products fails, a customer may assert a claim for substantial damages against us, regardless of our responsibility for the failure. Our product liability insurance may not cover claims brought against us. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages.

If our security measures are breached and unauthorized access is obtained to a customer’s data, our service may be perceived as not being secure, customers may curtail or stop using our service, and we may incur significant liabilities.

Our service involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation, and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance, or otherwise, and someone thereby obtains unauthorized access to one or more of our customers’ data, our reputation will be damaged, our business may suffer, and we may incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers.

Interruptions or delays in service from our third-party Web hosting facility could impair the delivery of our service and harm our business.

We provide our on-demand service through computer servers located at two separate third-party computer server facilities: one in Ashburn, Virginia, managed by OpSource, and one in Minneapolis, Minnesota, managed by Qwest Communications. Each of these facilities includes advanced security, power redundancy, and disaster mediation safeguards, including automatic failover should any network or hardware component fail. Our service providers are SAS 70 Type II compliant. We do not control the operation of either of these facilities, which are subject to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, and similar events. They are also subject to break-ins, sabotage, terrorist attacks, intentional acts of vandalism, work stoppages, strikes, and similar events. Despite precautions taken at these facilities, the occurrence of a natural disaster, a decision to close either or both facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our service. In addition, the failure by Qwest or OpSource to provide our required data communications capacity could result in interruptions in our service. We are currently in the process of obtaining additional business continuity services and additional data center capacity; however, none of these services or capacity is currently operational. Any damage to, or failure of, our systems could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions, and adversely affect our renewal rates.

We depend on our direct sales force for a significant portion of our current sales, and our growth depends on the ability of this direct sales force to increase sales to a level that will allow us to reach and maintain profitability.

Our ability to increase sales depends on our ability to train and retain top-quality sales people who are able to target prospective customers’ senior management, and who can productively and efficiently generate and service customer accounts. The expansion of our sales and marketing personnel will require us to expend substantial funds. Our business will be adversely affected if this effort does not generate significant increases in revenue. We may not achieve significant additional revenue growth from expanding our sales and marketing personnel if we are unable to hire and develop talented sales and marketing personnel, if our new personnel are unable to achieve desired results in a reasonable period of time, or if we are unable to retain our existing and new sales and marketing personnel. Competition for sales and marketing personnel is intense, and we may not be able to attract, assimilate, or retain highly qualified personnel in the future.

We depend on key personnel and must attract and retain qualified personnel to be successful.

Our success depends upon the continued contributions of our senior management, sales, engineers, and professional services personnel, who perform important functions and would be difficult to replace. In particular, we believe our future success depends on William Santo, our Chief Executive Officer. The loss of the services of any key personnel, particularly senior management, sales, engineers, or professional services personnel, could seriously harm our business.

In addition, to continue to expand our business, we must attract and retain additional highly qualified personnel. Competition for personnel is intense, especially for engineers with high levels of experience in designing and developing software and Internet-related services and senior sales executives. We may not be successful in attracting and retaining qualified personnel. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high technology industries, job candidates often consider the value of the stock-based compensation they are to receive in connection with their employment. Volatility in the price of our stock may therefore adversely affect our ability to attract or retain key employees. Furthermore, the new requirement to expense stock-based compensation may discourage us from granting the size or type of stock-based awards that job candidates require to join our company. In order to attract personnel to meet our technical development needs in the future, we may have to pay above market rates or open satellite offices. Such additional costs could negatively impact our profitability.

Our planned growth may strain our personnel resources and infrastructure, and if we are unable to implement appropriate controls and procedures, we may not be able to successfully implement our business plan.

Our plans provide for rapid growth in headcount and operations, which will place significant strain on our management and our administrative, operational, and financial infrastructure. We anticipate that further growth will be required to address any increases in our customer base. Our success will depend in part upon the ability of our senior management to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures. The additional headcount and capital investments we are adding will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term. If we fail to successfully manage our growth, we will be unable to execute our business plan.

Industry consolidation may lead to stronger competitors, which may harm our operating results.

Many companies in the software industry have been involved in mergers, acquisitions, and divestitures during the past several years. This industry consolidation may result in stronger competitors that are better able to compete with us and serve as sole-source vendors for customers. Industry consolidation also may reduce the number of attractive acquisition candidates for us or increase the cost of acquisitions.

We rely on third-party hardware and software that may be difficult to replace or which could cause errors or failures of our service.

We rely on hardware purchased or leased and software licensed from third parties in order to offer our service, including the non-exclusive worldwide license from Orion IP, LLC to utilize certain patents related to our software. Although we have a fully-paid license from Orion to utilize its patents, this hardware and software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could result in delays in the provisioning of our service until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated. Any such loss, in turn, could prevent the implementation or impair the functionality of our products, delay new product introductions, or injure our reputation. In addition, any errors or defects in third-party hardware or software could result in errors or a failure of our service, which could harm our business.

If we are unable to protect our proprietary technology and other intellectual property rights, it will reduce our ability to compete for business and we may lose valuable assets, experience reduced revenue, and incur costly litigation to protect our rights.

Our intellectual property, including our license for certain patents relating to our software rights, is important to our business, and our success depends, in part, on protecting our proprietary technology and our brand and marks. We rely on a combination of patent, copyright, trademark, and trade secret laws, as well as licensing agreements, third-party nondisclosure agreements, and other contractual provisions and technical measures, to protect our intellectual property rights. These protections may not be adequate to prevent our competitors from copying our solutions or otherwise infringing on our intellectual property rights. Existing copyright laws afford only limited protection for our intellectual property rights and may not protect such rights in the event competitors independently develop solutions similar or superior to ours. In addition, the laws of some countries in which our solutions are or may be licensed may not protect our solutions and intellectual property rights to the same extent as do the laws of the United States.

To protect our trade secrets and other proprietary information, we require employees, consultants, advisors, and collaborators to enter into non-disclosure agreements. These agreements may not provide meaningful protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how, or other proprietary information.

We will not be able to protect our intellectual property if we do not detect unauthorized use of our intellectual property. If we discover that a third party is infringing upon our intellectual property rights, we may need to undertake costly and time-consuming litigation to enforce our intellectual property rights. We may not prevail in any litigation filed to protect our intellectual property, and even if we are successful in protecting our intellectual property rights, we may incur significant legal costs and management’s attention may be diverted from the ongoing development of our business, which could adversely affect our business. If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products similar to ours, which could decrease demand for our solutions.

If a third party asserts that we are infringing its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or expensive licenses, and our business may be harmed.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks, and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Third parties may assert patent and other intellectual property infringement claims against us. If a third party successfully asserts a claim that we are infringing on its proprietary rights, royalty or licensing agreements might not be available on terms we find acceptable, or at all. As currently pending patent applications are not publicly available, we cannot anticipate all such claims or know with certainty whether our technology infringes the intellectual property rights of third parties.

We expect that the number of infringement and breach of contract claims in our market will increase as the number of solutions and competitors in our industry grows. These claims, whether or not successful, could have the following effects:

•	require significant management time and attention;
•	result in costly and time-consuming litigation and the payment of substantial damages;
•	require us to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all;
•	require us to expend additional development resources to redesign our solutions to avoid infringement or discontinue the sale of our solutions;
•	create negative publicity that adversely affects our reputation and brand and the demand for our solutions; or
•	require us to indemnify our clients.

Any third-party intellectual property infringement claims or breach of contract claims against us could increase our expenses and adversely affect our business.

We might require additional capital to support business growth, and this capital might not be available.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges or opportunities, including the need to develop new services or enhance our existing service, enhance our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. The terms of the indenture governing our convertible notes, under certain circumstances, require us to obtain the consent of the convertible note holders to incur any additional indebtedness. We may not be able to obtain the requisite consent of the convertible note holders. In addition, if we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders would suffer dilution, and any new equity securities we issue may have rights, preferences, and privileges superior to those of holders of our common stock. Holders of our common stock may be further diluted upon the conversion of the convertible notes into our common stock or upon the exercise of our outstanding warrants.

The indenture governing our convertible notes imposes covenants that restrict our business operations and our ability to incur additional debt. If we were to secure additional debt financing in the future, we could be subject to additional restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Difficulties and financial burdens associated with mergers and acquisitions could harm our business and financial results.

We may make strategic acquisitions that require integration of operations or products with our present operations or products. We have not made any acquisitions or investments to date, and our ability as an organization to make acquisitions is unproven. Acquisitions and investments involve numerous risks, including:

•	difficulties in integrating operations, technologies, services, and personnel;
•	exposure to unknown liabilities of the acquired assets or business;
•	diversion of financial and managerial resources from existing operations;
•	risk of entering new markets;
•	potential write-offs of acquired assets or investments;
•	potential loss of key employees;
•	additional acquisition costs and unanticipated expenses;
•	inability to generate sufficient revenue to offset acquisition or investment costs or to pay off any debt incurred therewith; and
•	delays in customer purchases due to uncertainty.

Any acquisition by us may not produce the revenue, earnings, or business synergies that we anticipated, and an acquired product, service, or technology might not perform as expected. Prior to completing an acquisition, it is difficult to determine if such benefits can actually be realized. The process of integrating companies into our business may also result in unforeseen difficulties. Unforeseen operating difficulties may absorb significant management attention, which we might otherwise devote to our existing business. In addition, the process may require significant financial resources that we might otherwise allocate to other activities, including the ongoing development or expansion of our existing operations. If we pursue a future acquisition, we could spend a significant amount of time and effort identifying and completing the acquisition, and we could issue equity securities which would dilute current stockholders’ percentage ownership, incur substantial debt, assume contingent liabilities, or incur a one-time charge.

Any efforts we may make in the future to expand our service beyond the CPQ market may not succeed.

To date, we have focused our business on providing on-demand application services for the CPQ market, but we may in the future seek to expand into other markets. However, any efforts to expand beyond the CPQ market may not result in significant revenue growth for us. In addition, efforts to expand our on-demand application service beyond the CPQ market may divert our resources from existing operations and require us to commit significant financial resources to an unproven business, which may harm our business.

As we expand our services internationally, our business will be susceptible to additional risks associated with international operations.

We may expand our services internationally, which will require us to commit significant resources to this expansion. Increased international activities will expose us to additional challenges, including:

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

We have limited experience operating outside the United States and with marketing our services globally. Our presence in global markets may require significant management attention and financial resources, which may adversely affect our ability to effectively manage our business.

Control by our principal stockholder will limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.

Douglas Croxall, the Chairman of our Board of Directors, holds, directly or indirectly, 2,600,414 shares, or approximately 31.4%, of the issued and outstanding shares of our common stock at the date of this report. Other board members and members of management, including Mr. Croxall, control approximately 46.6% of the issued and outstanding shares of our common stock at the date of the this report. As a result, Mr. Croxall, individually and with other board members and members of management, has the ability to materially influence the election of our Board of Directors and the outcome of any matter presented for a vote to our stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

We are incurring increased costs as a result of being a public company.

As a public company, we are incurring significant legal, accounting, and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC, requires changes in corporate governance practices of public companies. If, as planned, our stock is listed on the American Stock Exchange or another major exchange, we will incur additional compliance expenses. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time consuming and costly. We will incur additional costs associated with our public company reporting requirements. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

Our compliance with the Sarbanes-Oxley Act of 2002 and SEC rules concerning internal controls may be time consuming, difficult, and costly.

It may be time consuming, difficult, and costly for us to develop and implement the additional internal controls, processes, and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing, and other finance staff in order to develop and implement appropriate additional internal controls, processes, and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly traded companies to obtain.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information, limit our ability to raise capital, and have a negative effect on the trading price of our common stock.

Under Section 404 of the Sarbanes-Oxley Act of 2002 and current SEC regulations, beginning with our annual report on Form 10-KSB for our fiscal period ending June 30, 2008, we will be required to furnish a report by our management on our internal control over financial reporting. We will soon begin the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, we may not be able to achieve our objective on a timely basis.

Risks Relating to Our Common Stock

Our stock price is highly volatile, and you may not be able to resell your shares of common stock at or above the price you paid for them.

The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations in the future. For example, as of August 31, 2007, the 52-week high closing sales price of our common stock was $13.00 per share, which compares to a 52-week low closing sales price of our common stock of $4.00 per share. These fluctuations have occurred in the past and may occur in the future in response to various factors, many of which we cannot control, including:

▪	actual or anticipated changes in our operating results;
•	changes in expectations relating to our products, plans, and strategic position or those of our competitors or customers;
•	announcements of technological innovations or new products by our competitors, our customers or us;
•	market conditions within our market;
•	price and volume fluctuations in the overall stock market from time to time;
•	significant volatility in the market price and trading volume of technology companies in general and software companies in particular;
•	changes in investor perceptions;
•	the level and quality of any research analyst coverage of our common stock;
•	changes in earnings estimates or investment recommendations by analysts;
•	the financial guidance we may provide to the public, any changes in such guidance, or our failure to meet such guidance;
•	litigation involving us, our industry, or both;
•	regulatory developments in the United States or abroad;
•	the gain or loss of significant customers;
•	recruitment or departure of key personnel;
•	developments with respect to intellectual property rights;
•	acquisitions or strategic alliances by us or our competitors; and
•	general global economic and political instability.

In addition, the market prices of securities of high technology and software companies have experienced significant price and volume fluctuations that often have been unrelated or disproportionate to their operating performance. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation. If we were the object of a securities class action litigation, it could result in substantial losses and divert management’s attention and resources from other matters. As a result of the foregoing and other factors, you may not be able to resell your shares of common stock at or above the price you paid.

If a significant number of shares of our common stock are sold into the market, the market price of our common stock could significantly decline.

In connection with our proposed public equity offering, our officers and directors have agreed to not sell any of the shares of our common stock beneficially owned by them, subject to specified exemptions, for a period of 120 days from the date of the final prospectus related to that offering, subject to extension in certain circumstances. Upon closing of our proposed public equity offering, all of the outstanding shares of our common stock, including the shares issued as part of the proposed public equity offering,  will be freely tradable in the public market, subject to these lock-up agreements and, in some cases, volume limitations under Rule 144 under the Securities Act of 1933. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

Our common stock currently is quoted on the OTC Bulletin Board, which may adversely affect its trading volume and price.

Our common stock is currently quoted on the OTC Bulletin Board, which may reduce the liquidity of our common stock, may cause investors not to trade in our common stock, and may result in a lower stock price. We have pending an application to have our common stock listed on the American Stock Exchange effective with the closing of our proposed public equity offering. Our application may not be approved.  Further, we may not meet the conditions for listing outlined by the American Stock Exchange and, even if our application for listing is approved, we may be unable to continue to meet its listing requirements.

If we are unable to maintain the effectiveness of our registration statements related to common stock and warrants issued by us in our financings, we would be required to pay liquidated damages, which could materially affect our financial condition.

We are contractually obligated to use our best efforts to maintain the effectiveness of registration statements covering securities we issued in our financing transactions. If either of these registration statements becomes unavailable for use by the selling stockholders for an extended period, we would be required to pay liquidated damages for each month (adjusted proportionally for any portion thereof) in which we are not in compliance with our obligation.

ITEM 2.	PROPERTIES

We currently lease space in three commercial properties. Our principal executive offices are located in 4,467 square feet of space in Framingham, Massachusetts under a lease expiring on August 31, 2010. Our business operations are housed in 7,491 square feet of space in Mankato, Minnesota under a lease expiring on February 28, 2011. We also currently lease 1,800 square feet of space in Beverly Hills, California under a lease that expires on December 31, 2009.

ITEM 3.	LEGAL PROCEEDINGS

Our predecessor is subject to a securities class action related to its initial public offering. See Note 10 to our Consolidated Financial Statements for the fiscal period ended June 30, 2007. We may from time to time be subject to various other claims and legal actions arising in the ordinary course of business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective June 18, 2007, our board of directors and stockholders holding an aggregate of 5,334,609 shares of our Common Stock, representing approximately 65.3% of the total shares of our Common Stock then outstanding, approved by written consent in lieu of a special meeting the Name Change Amendment to our Amended and Restated Certificate of Incorporation changing our corporate name from “FP Technology, Inc.” to “Firepond, Inc.”.  For further information regarding the Name Change Amendment, please see the Definitive Information Statement on Schedule 14C filed with the SEC on June 4, 2007.

Effective June 29, 2006, our board of directors and holders of an aggregate of 3,991,939 shares of our Common Stock, representing approximately 78.3% of the total shares of our Common Stock then outstanding, approved by written consent in lieu of a special meeting our 2006 Stock Incentive Plan (the “2006 Plan”).  The 2006 Plan became effective as of June 4, 2007 with the filing and distribution of the information statement relating therewith to our stockholders pursuant to applicable SEC rules and regulations.  The 2006 Plan permits us to grant to our key employees, directors and consultants up to 1,766,000 shares of Common Stock pursuant to stock option awards, restricted stock grants, and other stock-based award.  As of the date of this filing, 60,000 shares of restricted common stock and options to purchase 495,000 shares of our common stock have been granted under the 2006 Plan.  For further information regarding the 2006 Plan, please see the Definitive Information Statement on Schedule 14C filed with the SEC on June 4, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since July 10, 2007, our common stock has been quoted on the OTC Bulletin Board under the symbol “FPND.” From on or about July 6, 2006 to July 9, 2007, our common stock was quoted on the OTC Bulletin Board under the symbol “FPTI.” From June 9, 2006 to on or about July 5, 2006, our common stock was quoted on the OTC Bulletin Board under the symbol “AFGU.” The following table sets forth the high and low bid price for our common stock for each calendar quarter for the periods indicated below, as quoted on the OTC Bulletin Board. Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

We have applied to have our common stock listed on the American Stock Exchange and anticipate the listing to be approved in connection with our proposed public equity offering.

Period	High	Low

2006
First Quarter	N/A	N/A
Second Quarter	$ 7.25	$7.25
Third Quarter	7.50	5.00
Fourth Quarter	13.00	6.85

2007
First Quarter	$10.75	$8.00
Second Quarter	9.50	5.50
Third Quarter (through August 31, 2007)	6.50	4.00

The last reported sale price of our common stock on August 31, 2007 on the OTC Bulletin Board was $4.00 per share. We estimate that there were approximately 650 record holders of our common stock as of August 31, 2007, which does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.

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

Our discussion includes forward-looking statements, which involve certain risks and uncertainties.  Certain statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company” are forward-looking statements that involve risks and uncertainties. Words such as anticipates, expects, intends, plans, believes, seeks, estimates, and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from these expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under “Risk Factors”, “Overview”  and “Liquidity and Capital Resources” included in these sections and those appearing elsewhere in this Form10-KSB. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. Rounding of figures for presentation purposes sometimes results in inconsistent results for comparison purposes.  We believe these inconsistencies to be immaterial.

Overview

We are a leading provider of multi-tenant, on-demand software that automates and simplifies the process companies use to sell complex products and services. Our Configure, Price, Quote, or CPQ, software-as-a-service automates complex sales processes, improves order accuracy, and accelerates sales cycles. We have designed our CPQ product to be a low-cost Internet-based software application delivered on a subscription basis. This model allows us to provide functionality to companies of all sizes that has typically been available only to large enterprises with substantial information technology resources and budgets. Our Firepond CPQ OnDemand product offering capitalizes on our extensive expertise in sales automation software and combines it with the positive attributes of multi-tenant, Internet-based delivery.

We offer our solutions on an annual or multi-year subscription basis. We sell our products by targeting selected vertical markets, currently consisting of high technology, transportation, construction machinery, agricultural equipment, and service companies selling complex products and services. Our current customers include Bell Helicopter, John Deere, G.E. Tip Trailer, Redback Networks, Rolls Royce, Symantec, and Wily (which has been acquired by Computer Associates).

Recent Events

On July 30, 2007, the Compensation Committee granted to 42 different employees 495,000 options to purchase common stock pursuant our 2006 Stock Incentive Plan.   The awards vest ratably over a three year period.

On August 2, 2007, we entered into a Securities Purchase Agreement with certain holders of the Senior Secured Convertible Notes we issued in January 2007. As part of the Securities Purchase Agreement, we sold for $3.0 million in gross proceeds secured subordinated notes due May 2008 in the face amount of approximately $3.3 million, providing for an original issue discount of 15% per annum. We also issued the note holders 125,000 shares of common stock. The maturity of the notes will accelerate if we raise at least $5.0 million in gross proceeds in an equity offering. The common stock will be registered if, in the two-year period beginning on August 2, 2007, we file a registration statement unless such registration statement is for shares issued in conjunction with (1) an acquisition of another company or company benefit plans, or (2) pursuant to a bona fide firm commitment underwritten public offering with a nationally recognized investment bank that generates gross proceeds to us in excess of $5.0 million (other than certain shelf registrations). In the event of a change in control of our company, the note holders may require that we repurchase the notes at 110% of the outstanding principal amount.

We used $1.0 million net proceeds of the Securities Purchase Agreement to repay the outstanding indebtedness to Trident Growth Fund and expect the remaining net proceed to be used for working capital.

On August 14, 2007, we filed a registration statement on Form SB-2 with the S.E.C. for the public offering of shares of our common stock.   No assurances can be made our proposed equity offering will be successfully completed.

We have pending an application to have our common stock listed on the American Stock Exchange effective with the closing of our proposed public equity offering.

Financial Condition

At June 30, 2007, we had net assets of $2.8 million compared with net liabilities of $1.1 million at June 30, 2006. The increase was primarily a result of the Master Exchange Agreement executed on January 24, 2007 under which we issued new debt and warrants, which resulted in a debt discount of $5.6 million.  See, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – CompanyFinancings.”   Over the course of the new note period, the discount will be recognized as interest expense and the indebtedness will accrete to become the amount of the obligation due of $5.6 million. Accounts payable at June 30, 2007 were approximately $570,000 compared with approximately $524,000 at June 30, 2006. Accrued liabilities were $1.3 million at June 30, 2007 compared with $2.1 million at June 30, 2006. The decrease results from significantly less interest being accrued as a result of restructuring the CAP Financing in January 2007, the reversal of certain accruals and the shift of other items to account payables.  Short-term notes payable were $1.1 million at June 30, 2007 compared with $52.6 million at June 30, 2006. The decrease results from the restructuring of the CAP Financing in January 2007.  We had a working capital deficit of $1.7 million at June 30, 2007 compared with a working capital deficit of $6.1 million at June 30, 2006.

The accompanying consolidated financial statements have been prepared by us on a going concern basis. As such, the statements anticipate the realization of assets and the liquidation of liabilities in the normal course of business.   Notwithstanding this fact, we have, for some time, been incurring losses and negative cash flow from operations. For the fiscal year ended June 30, 2007, we incurred a net loss of approximately $23.3 million and negative cash flows from operations of approximately $5.4 million. Moreover, while demand for our on-demand applications seems to be growing, it is not clear at this point that future operational cash flow will be sufficient to sustain present operations and meet debt obligations that mature in the next twelve months.  We are, therefore, likely to require additional capital either in the form of new debt, renegotiation of existing debt facilities or equity infusions.

In the past, we have been successful in completing numerous rounds of financing, including a $7.0 million PIPE Financing in August 2006, the January 2007 restructuring of the CAP Financing, providing $3.5 million of net proceeds, and the August 2007 short-term debt financing providing $3.0 million in net proceeds.   However, no assurances can be given that additional financing will be available, in which case, our ability to achieve our business objectives may be adversely affected.  The accompanying consolidated financial statements do not include any adjustments that might result from such adverse outcomes.

On August 14, 2007, we filed a registration statement on Form SB-2 with the U.S. Securities and Exchange Commission for a proposed public offering of our common stock.  We believe that the successful completion of the proposed equity offering will provide us with the necessary capital resources to meet all of our future obligations, including all debt repayment obligations that may arise in the next twelve months as well as expand our operations to meet perceived growing demand for our products and services. However, no assurance can be given that the proposed equity offering will be completed, or that if completed, will be on terms that are favorable or acceptable to us.

Corporate History

Prior to September 13, 2005, our assets were owned and operated by a predecessor company also named Firepond, Inc., or Old Firepond, which was subsequently liquidated. Its remaining assets and liabilities are being administered by a trust.

On March 29, 2006, as a condition to a financing, AFG Enterprises USA, Inc., or AFG, a non-active public company, acquired FP Technology Holdings, or FPT Holdings. As a result of that acquisition, the stockholders of FPT Holdings received an equity interest in AFG equal to 78% of its outstanding common stock. In connection with the acquisition, AFG changed its fiscal year end to June 30 to conform to FPT Holdings fiscal year end.

On June 29, 2006, AFG merged into FPT Holdings, with FPT Holdings as the surviving corporation. On the same date, FPT Holdings changed its name to FP Technology, Inc. On June 18, 2007, FP Technology changed its name to Firepond, Inc.

Pursuant to Financial Accounting Standard Board Interpretation 46, “Consolidation of Variable Interest Entities (revised December 2003)”, the financial statements presented herein for the fiscal period ended June 30, 2006 include the consolidated financial statements of FPT Holdings, AFG Enterprises USA, Inc. (commencing March 29, 2006), and the Old Firepond liquidating trust.

Sources of Revenue

We generate on-demand revenue from the sale of subscriptions and our services. In most instances, on-demand revenue is generated under sales agreements with multiple elements, consisting of subscription fees from customers accessing our on-demand application service, professional services, and customer support.

These elements are specifically negotiated and delineated in each of our present contracts. In the event we do not have objective and reliable evidence of fair value for each element of our sales agreements that contain a subscription to our on-demand application, customer support and professional services, or both, we treat fees received under multiple element arrangements as a single unit of accounting and recognize the entire arrangement ratably over the term of the related agreement such treatment being commonly referred to as the residual method, commencing upon the later of the agreement start date or when all revenue recognition criteria have been met.

We generally invoice our customers in advance in annual or quarterly installments, and typical payment terms provide that our customers pay us within 30 to 60 days of invoice. Amounts that have been invoiced when the customer has a legal obligation to pay are recorded in accounts receivable and deferred revenue. We derive the majority of our on-demand revenue from customers that have entered into multi-year agreements.

We generate enterprise revenue by selling licenses to third parties and maintaining and servicing legacy enterprise license clients. Our resources are no longer focused on generating new enterprise revenue.

Cost of Revenue

Cost of revenue primarily consists of costs related to hosting our on-demand application, providing customer support, data communications expenses, salaries and benefits of operations and support personnel, software license fees, allocated overhead, and amortization expense associated with related plant and equipment. We allocate overhead, such as rent, information technology costs, and employee benefit costs, to all departments based on headcount. As such, general overhead expenses are reflected in each cost of revenue and operating expense category. The cost associated with delivering enterprise services is significantly higher as a percentage of revenue than the cost associated with delivering our on-demand subscription service due to the labor costs associated with providing services.

We expect the cost of on-demand revenue to decrease as a percentage of revenue; however, it could fluctuate period-to-period depending on the growth of our services business and any associated increase in costs relating to the delivery of services and the timing of significant expenditures.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable based upon information available to us at the time they were made; however, actual results may differ from these estimates under different future conditions.

We believe that the estimates and assumptions discussed below are most important to the portrayal of our financial condition and results of operations since they require our most difficult, subjective, or complex judgments and form the basis for the accounting policies deemed to be most critical to our operations.

Revenue Recognition

OnDemand Hosted License Revenue.  Firepond OnDemand is an application that enables a company’s sales force and supporting organizations to configure complex products, and accurately price those products.  For Firepond OnDemand contracts, we do not actually deliver a software product to a customer for installation on the customer’s in-house systems but rather, make the software available to the customer through a hosting arrangement. In this case we install and run the software application either on our own or a third-party’s server giving customers access to the application via the Internet or a dedicated line.  Accordingly, we evaluate our OnDemand revenue recognition in consideration of AICPA Statement of Position 97-2 (“SOP 97-2”), Emerging Issues Task Force (“EITF”) 00-03 and 00-21 as further discussed below.

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

•
This allows us the ability to recognize that portion of the fee attributable to the license on delivery, while that portion of the fee related to the hosting element would be recognized ratably as the service is provided, assuming all other revenue recognition criteria have been met.   If a hosting arrangement fails to meet the requirements of EITF 00-03 then the arrangement is not considered to have a software element and therefore is outside of the scope of SOP 97-2. The hosting arrangement, which would follow a services accounting model, would then likely be accounted for in accordance with the guidance contained in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).  SAB 101 contains the same four basic criteria for revenue recognition as SOP 97-2:

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

In consideration of the above criteria, in general terms, revenue from product-related hosted solutions is recognized ratably over the term of the contract after payment has been received.  Hosted solutions include unspecified upgrades, end user support and hosted server support.

Enterprise Software Revenue Recognition.  Enterprise software revenue or license revenue is generated from licensing the rights to the use of our packaged software products. We recognize enterprise software revenue based on the provisions of the American Institute of Certified Public Accountants, or AICPA, Statement of Position, No. 97-2, “Software Revenue Recognition”, or SOP 97-2, as amended, and Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, or SOP 81-1.

We generate enterprise software revenue from licenses and services. License revenue is generated from licensing the rights to the use of our packaged software products. Service revenue is generated from sales of maintenance, consulting, and training services performed for customers that license our packaged software products.

We have concluded that generally, where we are responsible for implementation services for the enterprise software product suite and their components, the implementation services are essential to the customer’s use of the products. In such arrangements, we recognize revenue following the percentage-of-completion method over the implementation period. Percentage of completion is computed on the basis of the number of implementation hours incurred to date compared to estimated total implementation hours. This method is used because we have determined that past experience has evidenced expended hours to be the best measure of progress with respect to these types of arrangements. In those instances when the estimate of total contract revenue and total contract cost indicate that a loss will be realized with respect to a particular arrangement, a provision for the entire loss on the contract is recorded in the period of determination.

In situations when we are not responsible for implementation services for the enterprise software product suite, we recognize revenue on delivery of the packaged software provided (1) there is persuasive evidence of an arrangement, (2) collection is probable, and (3) the fee is fixed or determinable. In situations when we are not responsible for implementation services for the enterprise software product suite, but are obligated to provide unspecified additional software products in the future, we recognize revenue as a subscription over the term of the commitment period.

For product sales that are recognized on delivery, we will execute contracts that govern the terms and conditions of each software license, as well as maintenance arrangements and other services arrangements. If an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

Revenue under multiple element arrangements (which may include several different software products and services sold together) is allocated to each element based on the residual method in accordance with Statement of Position, No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements”, or SOP 98-9. We use the residual method when vendor-specific objective evidence of fair value does not exist for one of the delivered elements in the arrangement. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. We have established sufficient vendor-specific objective evidence for professional services, training, and maintenance and support services based on the price charged when these elements are sold separately. Accordingly, packaged software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training, and maintenance and support services.

Revenue from maintenance services is recognized ratably over the term of the contract, typically one year. Consulting revenue is primarily related to implementation services performed on a time-and-materials basis under separate service arrangements. Revenue from consulting and training services is recognized as services are performed.

Deferred revenue consists of billings and/or payments received in advance of revenue recognition and is recognized as the revenue recognition criteria are met. We record amounts as deferred revenue and accounts receivable when we have a legal right to enforce the contract. We generally invoice our customers annually or in quarterly installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. We record deferred revenue that will be recognized during the succeeding 12-month period as current deferred revenue and the remaining portion as non-current deferred revenue.

Accounting for Stock-Based Compensation

Beginning January 1, 2006, for stock-based compensation for equity grants to our officers, directors, and employees, we adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” or SFAS No. 123R, using the prospective transition method, which requires us to apply the provisions of SFAS No. 123R only to new awards granted and to awards modified, repurchased, or cancelled after the adoption date. Under this transition method, stock-based compensation expense recognized beginning January 1, 2006 is based on the grant date fair value of stock option or restricted stock awards granted or modified after January 1, 2006. Estimates are used in determining the fair value of such awards. Changes in these estimates could result in changes to our stock-based compensation expense.

For all periods, we granted employees options to purchase shares of common stock at exercise prices equal to the fair value of the underlying common stock at the time of grant, as determined by our Board of Directors. To determine the fair value of our common stock, our Board of Directors may consider many factors, but has determined the primary factor in determining the fair value of stock based compensation awards is the price of our common stock on the market closing immediately prior to any option or share grant, or in the event there is no trading in our common stock during trading hours of the immediate prior market close, then the last bid price for our common stock during such trading hours.

Goodwill

We record goodwill based on SFAS 142. We identify and record impairment losses on long-lived assets, including goodwill that is not identified with an impaired asset, when events and circumstances indicate that an asset might be impaired. Events and circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, a change in the operating model or strategy, and competitive factors. If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, we receive an impairment loss equal to the excess of the asset’s carrying value over its fair value. We determine fair value based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices, or appraised values, depending on the nature of the assets.

Upon the completion of the acquisition of Old Firepond by Jaguar Technology Holdings, LLC, our net assets were adjusted to reflect the new basis of the assets. The difference between our new basis and the fair market value of our assets at the date of acquisition was recorded as goodwill. Our ongoing assessment of whether or not goodwill has been impaired requires significant judgment. Any changes in key assumptions about the business and its prospects, or changes in market conditions or other externalities, could result in an impairment charge, and such a charge could have a material adverse effect on our results of operations and financial condition.

Computer Software Development Costs and Research and Development Expenses

We incur software development costs associated with our licensed products as well as new products. We have determined that technological feasibility occurs upon the successful development of a working model, which happens late in the development cycle and close to general release of the products. Because the development costs incurred between the time technological feasibility is established and general release of the product are not material, we expense these costs as incurred.

Changes in Fiscal Year End

On March 29, 2006, our former parent, AFG Enterprises USA, Inc., changed from a December 31 to a June 30 fiscal year end as a result of its acquisition of FP Technology Holdings, Inc. The change was made to (1) reflect our business cycles, (2) conform AFG’s fiscal year to FPT Holding’s fiscal year end of June 30, and (3) permit engagement of independent public accountants that may not be possible had a December 31 fiscal year end been maintained.

Prior to September 13, 2005, our business was conducted by Old Firepond, which maintained a fiscal year end of October 31. In connection with the transaction on September 13, 2005 by which FPT Holdings acquired all of the operating assets, assumed certain liabilities, and hired all of the employees of Old Firepond as part of a restructuring and new financing transaction, our fiscal year end became June 30, the fiscal year end of FPT Holdings.

Results of Operations

Fiscal Year Ended June 30, 2006 Compared with Fiscal Year Ended June 30, 2007

	Fiscal Year Ended June 30
	2006		2007
	Amount	% of Revenue	Amount	% of Revenue

Revenue	$3,761,242	100.0%	$4,624,763	100.0%
Cost of revenue	1,944,650	51.7	2,071,919	44.8
Gross profit	1,816,944	48.3	2,552,844	55.2

Operating expenses
Sales, general and administrative	3,165,398	84.2	6,307,673	136.4
Research and development	1,835,176	48.8	2,225,118	48.1
Restructuring	(16,170)	(0.4)	(14,285)	-
Settlement of claim	(1,712,500)	(45.5)	(147,500)	(3.5)
Total operating expenses	3,271,904	87.0	8,371,006	181.0
Loss from operations	(1,454,960)	(38.7)	(5,818,162)	(125.8)

Other income (expense), net
Interest expense	(3,068,063)	(81.6)	(5,039,513)	(109.0)
Extinguishment of debt	-	-	(13,705,000)	(296.3)
Other income (expense)	503,094	13.4	1,292,538	27.9
Total other income (expense), net	(2,564,969)	(68.2)	(17,451,975)	(377.4)

Net loss from continuing operations	(4,019,929)	(106.9)	(23,270,137)	(503.2)
Loss from discontinued operations	(763,252)	(20.3)	-	-
Net loss	$(4,783,181)	(127.2)	$(23,270,137)	(503.2)

Revenue

Revenue during the year ended June 30, 2007 was $4.6 million compared with revenue of $3.7 million during the year ended June 30, 2006, an increase of $900,000 or 23.0%. On-demand revenue increased 380.8% from $451,000 to $2.2 million. Our Firepond CPQ OnDemand application was launched in commercial form in January 2006. On-demand revenue has increased as demand for our application has increased. Enterprise revenue decreased 25.9% from $3.3 million to $2.5 million.  We expect that our on-demand revenue will continue to increase as a percentage of our total revenue.

Cost of Revenue

Cost of revenue was approximately $2.1 million during the fiscal year ended June 30, 2007 compared with approximately $1.9 million during the prior year period, an increase of $127,000, or 6.5%. Total cost of revenue as a percentage of total revenue decreased to 44.8% during the year ended June 30, 2007 from 51.7% during the prior year ended June 30, 2006. The decrease in cost of revenue as a percentage of revenue between years was primarily attributable to the refocus of operations to our on-demand subscription-based business.  Our on-demand business has a basic semi-fixed cost component: hosting costs.  Increases in on-demand revenue do not result in proportional increases in our hosting costs.

Operating Expenses

Operating expenses were $8.4 million for the year ended June 30, 2007 compared with $3.3 million during the year ended June 30, 2006.    Elements of operating expenses are:

Sales, General, and Administrative Expenses

Sales expenses consist primarily of salaries, commissions, and bonuses for sales and marketing personnel, and promotional expenses. General and administrative expenses consist primarily of salaries and other personnel-related cost for executive, financial, human resource, information services, and other administrative functions (including stock-based compensation), as well as legal and accounting costs. Sales, general, and administrative expenses increased by $3.1 million, or 99.3% from $3.2 million during the fiscal year ended June 30, 2006 to $6.3 million during the fiscal year ended June 30, 2007.  The increase was primarily the result of the shift in business focus to on-demand software.

We hired two senior managers (Vice President of Operations and Vice President of Marketing) late in fiscal 2006 and added additional senior sales personnel in fiscal 2007 to further increase the volume of sales activity. Non-cash items in this category for the year ended June 30, 2007 included the amortization of $1.2 million of consulting and compensation costs which includes $275,000 of amortization of restricted stock grants made in 2006 and 2007.

Research and Development

Research and development expenses consist primarily of salaries and related personnel costs and the costs of contractors associated with development of new products, enhancement of existing products, and performance of quality assurance and documentation activities. Research and development expenses increased from $1.8 million during the fiscal year ended June 30, 2006 to $2.2 million for the year ended June 30, 2007, an increase of $400,000.  The increase is a direct result of our efforts to distribute upgraded versions of our on-demand application.

Settlement of Claim.

Old Firepond experienced litigation for which reserves were created. The new management team settled all the outstanding litigation facing Old Firepond. In certain instances, favorable settlements were reached, resulting in reversal of reserves. Specifically, on April 8, 2004, Old Firepond entered into an agreement with General Motors Corporation settling all matters between the companies arising under prior management for the sum of $7.0 million. Old Firepond executed a note payable to General Motors as part of the settlement. On September 13, 2005, Old Firepond, FPT Holdings, and General Motors entered into a letter agreement under which General Motors accepted $1.25 million in cash from FPT Holdings, received a $250,000 unsecured note from FPT Holdings, cancelled the $3.5 million note due from Old Firepond, and released its security interest in Old Firepond assets. The Settlement of Claim for the year ended June 30, 2006 represented a non-cash principal reduction of $1.5 million plus the interest forgone by General Motors. In 2007, a favorable settlement in another Old Firepond litigation matter resulted in recording $148,000 as a settlement of claim.

Other Income (Expense), net

Other expenses increased from approximately $2.6 million during the fiscal year ended June 30, 2006 to approximately $17.5 million during the year ended June 30, 2007, an increase of $14.9 million or 580%, primarily a result of the increase in interest expense associated with the CAP Financing and the $13.7 million non-cash extinguishment of debt expense associated with the Master Exchange Agreement.  (See, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –  Liquidity and Capital Resources”, below).  As a result of the Master Exchange Agreement, certain debt with rights to convert to equity was extinguished and certain previously issued warrants for shares of common stock were redeemed.  This transaction resulted for accounting purposes in recording $13.7 million as a non-cash interest expense. Also included in interest expense during fiscal 2007 is $3.2 million, resulting from amortization of debt issuance costs associated with the Trident and CAP Financing loans. (See, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –  Company Financings”, below). There is no corresponding amount in fiscal 2006.

Net Loss from Continuing Operations:

We recorded a net loss from continuing operations of approximately $4.0 million for the fiscal year ended June 30, 2006 and a net loss from continuing operations of $23.3 million for the fiscal year ended June 30, 2007.  The significant difference between fiscal 2007 and fiscal 2006 is the non-cash recognition of $13.7 million in debt extinguishment expense pursuant to the Master Exchange Agreement.

Loss from Discontinued Operations:

In the fiscal years ended June 30, 2006 and June 30, 2007 we recorded a loss from discontinued operations of approximately $760,000 and $0 respectively.  The loss in fiscal year 2006 was a result of the liquidation and write-off of all remaining foreign operations as part of Old Firepond’s restructuring efforts begun in 2003.

Fiscal Period Ended June 30, 2005 (eight months) compared with Fiscal Period Ended June 30, 2006 (12 months) Revenue

The increase in revenue during the fiscal period ended June 30, 2006 to $3.8 million from $2.8 million was primarily attributable to the substantially longer measuring period versus the measuring period for the fiscal period ended June 30, 2005. Additionally, we shifted our primary focus to developing our Firepond CPQ OnDemand revenue. On-demand revenue was $451,000 during the fiscal period ended June 30, 2006 compared with $0 during the fiscal period ended June 30, 2005. Enterprise revenue was $2.8 million during the fiscal period ended June 30, 2005 compared with $3.3 million during the fiscal period ended June 30, 2006.

Cost of Revenue

Cost of revenue increased $700,000, or 53.2%, to $1.9 million during the fiscal period ended June 30, 2006 from $1.3 million during the fiscal period ended June 30, 2005. Total cost of goods sold as a percentage of total revenue increased to 51.7% during the fiscal period ended June 30, 2006 from 44.7% during fiscal period ended June 30, 2005. The increase in cost of revenue in 2006 was primarily attributable to the efforts required to launch our OnDemand application.

Operating Expenses

Sales, General, and Administrative.

Sales expenses consist primarily of salaries, commissions, and bonuses for sales and marketing personnel, and promotional expenses. General and administrative expenses consist primarily of salaries and other personnel-related cost for executive, financial, human resource, information services, and other administrative functions, as well as legal and accounting costs. Sales, general, and administrative expenses increased $1.8 million, or 135.6% from $1.3 million during the fiscal period ended June 30, 2005 to $3.2 million during the fiscal period ended June 30, 2006. Based in part on the difference in the length of periods presented, sales, general, and administrative expenses as a percentage of total revenue increased to 84.2% during the fiscal period ended June 30, 2006 from 47.3% during the fiscal period ended June 30, 2005. Sales, general, and administrative expenses increased in absolute dollars and as a percentage of total revenue primarily as a result of increased spending in accounting, banking, and legal fees associated with the CAP Financing and merger transactions with AFG. Additionally, we hired senior management personnel: one in sales and marketing and one in operations as part of our strategic plan to advance our on-demand business.

Research and Development Expenses.

Research and development expenses consist primarily of salaries and related personnel costs and the costs of contractors associated with development of new products, enhancement of existing products, and performance of quality assurance and documentation activities. Research and development expenses increased $700,000, or 64.1%, from $1.1 million during the fiscal period ended June 30, 2005 to $1.8 million during the fiscal period ended June 30, 2006. Research and development expenses as a percentage of total revenue increased to 48.8% during the fiscal period ended June 30, 2006 from 39.4% during the fiscal period ended June 30, 2005. These expenses increased in absolute dollars as a result of our development efforts associated with the on-demand component of the business as well as the comparable longer period.

Restructuring and other Special Charges Expense.

During the fiscal period ended October 31, 2003 and continuing into fiscal 2005, Old Firepond undertook plans to restructure its operations as a result of a prolonged slowdown of global information technology spending, specifically within the enterprise software marketplace. Old Firepond reduced its headcount and facilities, wrote off excess equipment, and terminated and restructured certain contractual relationships. During the fiscal period ended June 30, 2005, we substantially completed our restructuring efforts. The restructuring and other special charges for the fiscal periods ended June 30, 2005 and 2006 totaled $177,000 and $(16,000), respectively. The majority of these costs in the fiscal period end June 30, 2005 were excess contractual commitments and termination fees related to legal fees and consulting fees for the acquisition of Firepond by Jaguar Technology Holdings LLC. The credit in 2006 arose from the settlement of a lease obligation.

Settlement of Claim.

On April 8, 2004, Old Firepond entered in an agreement with General Motors Corporation settling all matters between the companies arising under prior management for the sum of $7.0 million. Old Firepond executed a note payable to General Motors as part of the settlement. On September 13, 2005, Old Firepond, FPT Holdings, and General Motors entered into a letter agreement under which General Motors accepted $1.25 million in cash from FPT Holdings, received a $250,000 unsecured note from FPT Holdings, cancelled the $3.5 million note due from Old Firepond, and released its security interest in Old Firepond assets. The Settlement of Claim at June 30, 2005 of ($647,000) represents non-cash principal reduction of $450,000 plus forgone interest by General Motors. The Settlement of Claim at June 30, 2006 of ($1.7 million) represents a non-cash principal reduction of $1.5 million plus the interest forgone by General Motors.

Other Income (Expense), Net

Other income (expense), net primarily consists of interest income, interest expense, bank fees, certain state and local taxes, and foreign currency transaction gains and losses. As a result of the CAP Financing in March 2006, we had restricted cash of $47.5 million, which resulted in $522,000 interest income for the period ended June 30, 2006 compared with none in the comparable previous period.

During the fiscal period ended June 30, 2006, we recorded interest expense of $3.0 million. Included in interest expense was $1.6 million of amortization of debt issuance costs related to the CAP Financing. The interest expense net of the amortization of $1.4 million was attributable to the note obligations to General Motors, Trident, and the CAP Notes. The amount of interest during the fiscal period ended June 30, 2006 increased substantially from the prior comparable period as the period for computing interest was longer and the principal obligations were significantly higher as a result of the Trident and CAP financings and amortization of CAP Financing related debt issuance expenses.

Income (Loss) from Continuing Operations

The above resulted in a loss from continuing operations of $519,000 during the eight months ended June 30, 2005 and a loss of $4.0 million during the fiscal period ended June 30, 2006.

Income (Loss) from Discontinued Operations

The $763,000 loss from discontinued operations during fiscal 2006 was a result of the liquidation and write-off of all remaining foreign operations extending from restructuring efforts begun in 2003.

Gain on Disposal of Discontinued Operations

In August 2003, Old Firepond decided to terminate operations of all foreign subsidiaries. During the fiscal period ended June 30, 2005, Old Firepond recorded the elimination of the liabilities associated with its foreign discontinued operations except for Germany and Switzerland, which at the time were still in the process of liquidation. This elimination resulted in recording approximately $2.6 million in income on disposal of discontinued operations during the fiscal period ended June 30, 2005 compared with no gain or loss during the fiscal period ended June 30, 2006.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for working capital, repayment of debt, and general corporate needs. Our main sources of liquidity and capital were the various debt and equity financings described in “Company Financings” below.   As of June 30, 2007, cash and cash equivalents were approximately $690,000 and restricted cash was approximately $1.2 million as compared with approximately $831,000 of cash and cash equivalents and restricted cash of $47.5 million as of June 30, 2006.   As a result of the Master Exchange Agreement we repaid our CAP Financing debt from restricted cash.  Our working capital at June 30, 2007 was a deficit of $1.7 millioncompared to a working capital deficit of $6.1 million at June 30, 2006.

The accompanying consolidated financial statements have been prepared by us on a going concern basis. As such, the statements anticipate the realization of assets and the liquidation of liabilities in the normal course of business.   Notwithstanding this fact, we have, for some time, been incurring losses and negative cash flow from operations. For the fiscal year ended June 30, 2007, we incurred a net loss of approximately $23.3 million and negative cash flows from operations of approximately $5.4 million. Moreover, while demand for our on-demand applications seems to be growing, it is not clear at this point that future operational cash flow will be sufficient to sustain present operations and meet debt obligations that mature in the next twelve months.  We are, therefore, likely to require additional capital either in the form of new debt, renegotiation of existing debt facilities or equity infusions.

In the past, we have been successful in completing numerous rounds of financing, including a $7.0 million  PIPE Financing in August 2006,  the January 2007 restructuring of the CAP Financing, providing $3.5 million of net proceeds, and the August 2007 short term debt financing providing $3.0 million in net proceeds.   However, no assurances can be given that additional financing will be available, in which case, our ability to achieve our business objectives may be adversely affected.  The accompanying consolidated financial statements do not include any adjustments that might result from such adverse outcomes.

On August 14, 2007, we filed a registration statement on Form SB-2 with the U.S. Securities and Exchange Commission for a proposed public offering of our common stock.  We believe that the successful completion of the proposed equity offering will provide us with the necessary capital resources to meet all of our future obligations, including all debt repayment obligations that may arise in the next twelve months as well as expand our operations to meet perceived growing demand for our products and services. However, no assurance can be given that the proposed equity offering will be completed, or that if completed, will be on terms that are favorable or acceptable to us.

August 2007 Bridge Financing

On August 2, 2007, we entered into a Securities Purchase Agreement with certain holders of the Senior Secured Convertible Notes we issued in January 2007. As part of the Securities Purchase Agreement, we sold for $3.0 million in gross proceeds secured subordinated notes due May 2008 in the face amount of approximately $3.3 million, providing for original issue discount of 15% per annum. We also issued the note holders 125,000 shares of common stock. The maturity of the notes will accelerate if we raise at least $5.0 million in gross proceeds in an equity offering. The common stock will be registered if, in the two-year period beginning on August 2, 2007, we file a registration statement unless such registration statement is for shares issued in conjunction with (1) an acquisition of another company or company benefit plans, or (2) pursuant to a bona fide firm commitment underwritten public offering with a nationally recognized investment bank that generates gross proceeds to us in excess of $5.0 million (other than certain shelf registrations). In the event of a change in control of our company, the note holders may require that we repurchase the notes at 110% of the outstanding principal amount.   We used $1.0 million of the net proceeds of the Securities Purchase Agreement to repay the outstanding indebtedness to Trident Growth Fund.   The remaining net proceeds will be used for working capital.

 Cash Flows

Operating Activities.  Net cash used in operating activities was $5.4 million during the fiscal year ended June 30, 2007, primarily attributable to a net loss of $23.3 million, offset by non-cash charges of $13.7 million related to the extinguishment of debt, and depreciation and amortization expense of approximately $4.6 million. Cash used in operating activities during the fiscal year ended June 30, 2006 was approximately $1.6 million, primarily attributable to a net loss of $4.8 million adjusted for non-cash settlement claims of $1.7 million and offset by non-cash charges for depreciation and amortization expense of $2.4 million and a loss from discontinued operations of $680,000. Cash used in operating activities in both periods was further impacted by changes in elements of working capital.

Investing Activities.   Net cash provided by investing activities was approximately $46.4 million in the fiscal year ended June 30, 2007, which was principally a result of liquidating $50.0 million in restricted cash pursuant to the terms of the Master Exchange Agreement, liquidating approximately $42,000 of certain other assets, and purchasing certain property and equipment, resulting in a net source of cash of $16,000, restoring $2.5 million in restricted cash pursuant to the terms of the CAP Financing, and investing $1.2 million net in restricted cash pursuant to the terms of the Master Exchange Agreement to cover 24 months of interest payments inclusive of interest earned and interest payments made under the Master Exchange Agreement. Cash used in investing activities during the fiscal year ended June 30, 2006 of $47.6 million was a result of investing $47.5 million in restricted cash pursuant to the terms of the CAP Financing and the acquisition of certain other assets and the purchase of certain property and equipment resulting in a net use of approximately $64,000.

Financing Activities.  Net cash used in financing activities was $41.0 million in the fiscal year ended June 30, 2007 which consisted of net proceeds from the sale of stock of approximately $6.1 million and the issuance of new convertible debt of approximately $5.0 million, less debt issuance costs of approximately $702,000, less payment of approximately $51.0 million under the terms of the Master Exchange Agreement and other debt payments. Net cash provided by financing activities during the fiscal year ended June 30, 2006 was approximately $50.0 million, primarily from the proceeds from the $50.0 million CAP Financing and the Trident loans of $2.5 million, offset by debt issuance costs of $1.3 million and repayments of debt of $1.3 million.

 Leased Facilities.   We lease facilities under non-cancelable operating leases which have various expiration dates ranging from 2007 to 2011. During July 2007, we committed to a new lease for our corporate headquarters in Framingham, Massachusetts, effective September 1, 2007.   At June 30, 2007, including the commitment for the lease of our new corporate headquarters, future minimum annual lease payments amounted to approximately $807,000 under these leases.  We believe, based upon current cash balances, forecasts of cash flows from future operations, and our estimated net proceeds from our proposed equity offering, that we will have sufficient capital resources to operate our business for at least the next 12 months. Beyond the next 12 months, additional financing may be required to fund working capital and our business plan. Changes in our operating plans, lower than anticipated revenue, increased expenses, or other events, including those described in “Risk Factors,” may require us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact negatively our growth plans, financial condition, and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that restrict our ability to operate our business.

Company Financings

August 2007 Bridge Financing

For a complete description regarding the August 2007 Bridge Financing, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”, above.

Master Exchange AgreementExchange of Stock, Notes, and Warrants. On January 24, 2007, we entered into a Master Exchange Agreement with the holders of the securities issued in our CAP Financing completed on March 29, 2006 (the terms of the CAP Financing are discussed below under the heading “CAP Financing – Notes and Warrants”). Under the Master Exchange Agreement, we exchanged with the investors in the CAP Financing all of the Nonconvertible Notes (with an aggregate principal balance of $50,000,000) and all of the outstanding CAP Warrants (exercisable for an aggregate of 6,250,000 shares of common stock at an initial exercise price of $8.00 per share) originally issued in the CAP Financing for the following aggregate consideration:

•	$45.0 million in principal repayment of the Nonconvertible Notes, plus accrued interest thereon;
•
a new issue of 12% Senior Secured Convertible Notes due January 2009 in the aggregate principal amount of $5.6 million, or the New Convertible Notes, issued under an indenture with The Bank of New York, or the New Indenture;

•
warrants to purchase an aggregate of 1,214,285 shares of common stock at an initial exercise price of $7.00 per share, or the New Warrants, exercisable for five years, and containing customary pro-rata anti-dilution protections; and

•	1,500,000 fully paid shares of common stock, or the New Shares.

Under the terms of the New Indenture, we obtained a letter of credit from Wells Fargo Bank, National Association in a stated amount of $1.3 million in respect of approximately two years of interest payments payable under the New Convertible Notes.

The $45.0 million principal repayment on the Nonconvertible Notes and the $5.0 million gross proceeds to us were obtained from the $50.0 million CAP escrow account plus the accrued interest on the Nonconvertible Notes. After payment of associated fees and expenses and securing the letter of credit, net proceeds to us from the New Convertible Notes were approximately $3.5 million. The Convertible Noteholders have certain rights in the event of a sale of our company and may require the repurchase of the Convertible Notes in certain circumstances.

On January 24, 2007, we also agreed to exchange with Rodman & Renshaw LLC, or Rodman, outstanding warrants previously issued to Rodman to purchase an aggregate of 625,000 shares of common stock at an exercise price of $8.00 per share for (1) new warrants to purchase 71,429 shares of common stock at an exercise price $7.00 per share and (2) 150,000 fully paid shares of common stock.

In addition, on January 24, 2007, we entered into a Registration Rights Agreement with the holders of the New Convertible Notes and New Warrants. Under this agreement, we agreed to register for resale the shares of common stock issued in the exchange and certain shares held by Rodman and Trident, 130% of the common stock underlying the New Convertible Notes (or 1,040,000 shares), and 130% of common stock issuable upon exercise of the New Warrants (or 1,650,000 shares). Under this agreement, we filed a registration statement with the Securities and Exchange Commission covering the resale of these shares. Effective April 24, 2007, the holders of the registration rights executed a waiver to the Registration Rights Agreement, waiving their rights to have all but 1,432,000 shares of common stock registered. The registration of these shares became effective on May 24, 2007.

PIPE Financing

In August 2006, we completed a private placement, or the PIPE Financing, of an aggregate of 1,000,000 Units at $7.00 per Unit, with each Unit consisting of one share of our common stock and a warrant to purchase one additional share of our common stock at $7.00 per share, exercisable for five years after issuance. The aggregate gross proceeds from the PIPE Financing totaled $7.0 million. After payment of fees and expenses of the offering, net proceeds were used for working capital and repayment of debt. The registration statement for the Units became effective on October 20, 2006.

CAP Financing – Notes and Warrants

On March 29, 2006, we (through our predecessor AFG) entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the investors purchased the following from us on that date:

•
Senior Secured Nonconvertible Notes due 2011 in an aggregate principal amount of $50.0 million, or the CAP Financing, exchangeable for Senior Secured Convertible Notes due 2011, or the Convertible Notes, or redeemable under certain circumstances, and which Convertible Notes were convertible into shares of our common stock; and

•	warrants to acquire in the aggregate up to 6,875,000 shares of our common stock (including warrants granted to the placement agent to acquire 625,000 shares of our common stock.

In connection with the Master Exchange Agreement described above, on January 24, 2007 the Nonconvertible Notes were repaid, the Indenture was discharged, and the CAP Warrants were cancelled.

Financings with Trident Growth Fund

On September 13, 2005 and November 25, 2005, Trident Growth Fund, L.P. loaned FPT Holdings $2.0 million and $500,000, respectively, with interest accruing at 12% per annum. Interest was payable monthly and principal originally due on the earlier of September 30, 2006 or on consummation of a change in control transaction. In addition, Trident received warrants to purchase up to 390,625 shares of our common stock at a $4.00 exercise price. The funds received pursuant to these Notes were used for working capital. In September 2006, the maturity of the Trident notes was extended until September 2008, providing for ratable monthly amortization of the then remaining balance of $2.0 million. In January 2007, Trident exercised its Warrant rights and we issued Trident 234,219 of our common shares.  We used $1.0 million net proceeds of the Securities Purchase Agreement to repay the outstanding indebtedness to Trident Growth Fund as of August 31, 2007.

ITEM 7.                  FINANCIAL STATEMENTS

The following financial statements are filed as a part of this report beginning on page F-1:

Page	Description
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheet as of June 30, 2006 and 2007
F-3	Consolidated Statement of Operations for the fiscal years ended June 30, 2006 and June 30, 2007
F-4	Consolidated Statement of Stockholders’ Equity (Deficit) for the fiscal year ended June 30, 2007
F-5	Consolidated Statement of Cash Flow for the fiscal years ended June 30, 2006 and June 30, 2007
F-6-F-26	Notes to Consolidated Financial Statements.

ITEM 8.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.               CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 15d-15(e).  Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our certifying officers have concluded that our disclosure controls and procedures are effective in reaching that level of assurance.

As of the end of the period of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

ITEM 8B.               OTHER INFORMATION

Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

The following table sets forth the name, age and position of each of our directors and executive officers.

Name	Age	Position(s)

Douglas Croxall	38	Chairman of the Board
William Santo	53	Chief Executive Officer, Director
Stephen Peary	58	Chief Financial Officer, Secretary
Jerry Keefe	45	Vice President of Operations
Carol Ferrari	42	Vice President of Marketing
Mark Campion	51	Director
Mark Tunney	43	Director

Douglas Croxall has served as the Chairman of our Board of Directors since December 3, 2003, and was the Chief Executive Officer of Firepond and FPT from December 2003 until May 2005. Mr. Croxall is the managing member of Jaguar Technology Holdings, LLC. Since December 2001, Mr. Croxall has served as the managing member of Riverland Enterprises LLC, a privately held company that holds investments and provides strategic advisory services. Mr. Croxall received his Bachelor of Arts degree in Political Science from Purdue University and his Master Degree in Finance from Pepperdine University.

William Santo serves as our Chief Executive Officer and a director, and has served as the Chief Executive Officer of Firepond and FPT since June 1, 2005. Prior to joining us, Mr. Santo was a Managing Director at Sanders Morris Harris, a publicly traded diversified financial services firm, from October 2004 to May 2005. Prior to joining SMH, Mr. Santo was an entrepreneur involved in numerous start-up opportunities, primarily in the software industry. Most recently, Mr. Santo co-founded Magnetic Alliance, an online marketplace, and served as its Chief Executive Officer from April 2002 to September 2004, facilitating co-marketing and co-branding opportunities between consumer brands and entertainment content producers. Before that Mr. Santo co-founded the Web acceleration firm, wwWhoosh, Inc., and served as its Chief Executive Officer from October 1999 through January 2002. Prior to wwWhoosh, he founded and was Chief Executive Officer of InfoCellular, a company that developed customer acquisition software for the wireless communications industry. InfoCellular was founded in 1993 with four employees, and within five years 26 wireless carriers in five countries used its products. Mr. Santo graduated from the University of Massachusetts, Amherst with a B.A. in Political Science. He also holds a Juris Doctor degree from New England School of Law.

Stephen Peary serves as our Chief Financial Officer and Secretary, and served as the Chief Financial Officer of FPT since April 28, 2005. He has been consulting with FPT regarding restructuring operations, finance, audit and insurance matters since September 2004. From 2001 to 2005, Mr. Peary served as Managing Director of Stinson Capital Management, Ltd., and its affiliates managing investment portfolios and financing marine and energy related assets. From 1997 to 2001 he served as Managing Director of Liverpool & London Protection and Indemnity Association, a mutual manager of marine assets and liability risks located in Liverpool, England. From 1987 to 1997, Mr. Peary served as Senior Vice President at PLM International, Inc., a public company, manager of diversified investment portfolios focused on transportation related equipment, including ships, commercial aircraft, marine containers, and oil drilling rigs. Mr. Peary holds a Bachelor of Arts degree in Economics from the University of Illinois, a Juris Doctor degree from Georgetown University Law School and an LLM in Taxation from Boston University.

Jerry Keefe has served as our Vice President of Operations since April 2006. Prior to joining our company, Mr. Keefe served as the Director of Sales and Business Development at Videolink, a provider of webcasts and video productions from April 2005 until April 2006. Prior to joining Videolink, he was a business operations consultant at Integrated Systems Group from March 2004 to April 2005. Prior to ISG, Mr. Keefe served as the CEO of Lexys Technology, a provider of on-demand retail transaction management software, from August 2001 until March 2003. Prior to 2001, Mr. Keefe held positions at InfoCellular, Inc. and LHS Group, which later became Sema InfoCell (being purchased by Sema Group), as General Manager, Vice President of Technology, and Director of Quality and Operations spanning 1994-2001. Mr. Keefe began his career at Digital Equipment Corporation as a manager and program analyst from 1986-1994. Mr. Keefe holds a Master of Arts in Business Administration from Framingham State College, and a Bachelor of Science in Computer Science from North Adams State College.

Carol Ferrari has served as our Vice President of Marketing since April 2006. Prior to joining our company, Ms. Ferrari held the positions of Vice President of Business Development and Vice President of Marketing for SoundBite Communications, an on demand provider of voice messaging products from May 2004 to April 2006. Prior to SoundBite, Ms. Ferrari served as the Vice President of Marketing for Concerto Software, a provider of contact center software products from June 2002 to February 2004. Prior to Concerto, Ms. Ferrari served as Director and then Vice President of Marketing for InfoCellular, Inc. and LHS Group, which later became Sema Group from 1996-2000. Prior to 1996, Ms. Ferrari served as the Telecommunications Marketing Manager at Gensym Corp. from 1995-1996. Before that she held a Senior Associate position at the Yankee Group for the year prior, and a product planning manager role at Motorola Inc. from 1986-1994. Ms. Ferrari holds a Master of Business Administration from Illinois Institute of Technology and a Bachelor of Science in Marketing from Rochester Institute of Technology.

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

Mark Tunney joined our Board of Directors in April 2007. Mr. Tunney is the founder and owner of Lionshead Capital Management, LLC. Beginning in 2004, Lionshead Capital Management and its predecessor, also wholly owned by Mr. Tunney, formed a joint venture with JMG Capital Management, LLC and Pacific Assets Management, LLC. The joint venture makes direct investments in publicly traded small and mid-cap companies. Previously, in 2003, Mr. Tunney was a partner at Bristol Capital Advisors, LLC. From 1996 to 2001, Mr. Tunney was a Senior Vice President in the corporate finance department of Tucker Anthony Sutro, where he specialized in mergers and acquisitions and financing public and private companies in the technology and healthcare sectors. Prior to that, Mr. Tunney worked at Ocean Capital Corporation, a Los Angeles-based private equity firm, and Dean Witter Reynolds in New York in the technology group of the corporate finance department. Mr. Tunney received a Bachelor of Arts in history from the University of California Los Angeles and a Master of Business Administration from UCLA Anderson School of Management.

We may add other directors to the Board of Directors in the future, as qualified candidates become available.

Election of Directors and Officers

Holders of our common stock are entitled to one vote for each share held on all matters submitted to a vote of the stockholders, including the election of directors. Cumulative voting with respect to the election of directors is not permitted by our Certificate of Incorporation. The Board of Directors shall be elected at the annual meeting of the stockholders or at a special meeting called for that purpose. Each director shall hold office until the next annual meeting of stockholders and until the director’s successor is elected and qualified. If a vacancy occurs on the Board of Directors, including a vacancy resulting from an increase in the number of directors, then the stockholders may fill the vacancy at the next annual meeting or at a special meeting called for that purpose, or the Board of Directors may fill such vacancy. At this time, two of our board members, Mark Campion and Mark Tunney, are “independent” as determined in accordance with American Stock Exchange rules and regulations. If we proceed with the planned listing of our common stock the American Stock Exchange, we intend to satisfy the “independence” requirements with respect to our board of directors as set forth in the applicable rules of the American Stock Exchange.

Board Committees

Our Board of Directors has recently established Compensation, Audit, and Nominating Committees which meet the American Stock Exchange “independence” requirements.

Compensation Committee.  The Compensation Committee is charged with recommending to the Board the compensation for our executives and administering our stock incentive and benefit plans. Mr. Tunney is Chairman of the Compensation Committee. Mr. Campion is a member of the Compensation Committee. Our Compensation Committee acts pursuant to a written charter.

Audit Committee.  The Audit Committee is charged with, among other things, the appointment of our independent auditors, as well as discussing and reviewing with the independent auditors the scope of the annual audit and results thereof, pre-approving the engagement of the independent auditors for all audit-related services and permissible non-audit related services, and reviewing and approving all related-party transactions. The Audit Committee also reviews interim financial statements included in our quarterly reports and reviews documents filed with the SEC. Mr. Campion is the Chairman of the Audit Committee. Mr. Tunney is also a member of the Audit Committee. Our Audit Committee acts pursuant to a written charter.

Our board of directors has determined that Mr. Campion is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation SB-2. The designation does not impose on Mr. Campion any duties, obligations or liability that are greater than are generally imposed on him as a member of our audit committee and our board of directors.

Nominating and Governance Committee.  The Nominating Committee is charged with assisting the Board in its selection of individuals as nominees for election to the Board at annual meetings of our stockholders and to fill any vacancies or newly created directorships on the Board. Mr. Tunney is Chairman of the Nominating Committee. Mr. Campion is a member of the Nominating Committee. Our Nominating Committee acts pursuant to a written charter.

Code of Business Conduct and Ethics.  We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer and controller) and employees.

Corporate Governance Documents

Our corporate governance documents, including the Audit Committee Charter, Compensation Committee Charter, Nominating Committee Charter, and Code of Business Conduct and Ethics are available, free of charge, on our website at www.firepond.com. Please note, however, that the information contained on the website is not incorporated by reference in, or considered part of, this report.

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

Based solely upon the copies of Section 16(a) reports which we received from such persons or written representations from them regarding their transactions in our Common Stock, we believe that, during the fiscal year ended June 30, 2007, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met in a timely manner.

ITEM 10.               EXECUTIVE COMPENSATION

Summary of Cash and Other Compensation

The following table sets forth summary information concerning compensation of our Chief Executive Officer and to our other two most highly compensated executive officers for services rendered in all capacities to us during the fiscal year ended June 30, 2007. We refer to these officers as our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Total ($)

William Santo	2007	$295,039	$25,000	(1)	$320,039
Chief Executive Officer
Stephen Peary	2007	250,140	25,000	(1)	275,140
Chief Financial Officer
Carol Ferrari	2007	180,031	–		180,031
Vice President of Marketing

(1)	Pursuant to the terms of their employment agreements, Messrs. Santo and Peary each received bonuses of $25,000 in connection with the completion of our August 2007 PIPE transaction.

Employment Agreements

We have entered into an employment agreement with William Santo, our Chief Executive Officer, effective May 16, 2005. The employment agreement has a three-year term and provides for an initial base salary of $200,000 per year, with bonus amounts to be determined by our Board of Directors. In connection with his employment, we also issued 302,419 shares of restricted common stock to Mr. Santo, which vest over a three-year period on a monthly pro rata basis through June 14, 2008. Other benefits include two weeks of paid vacation annually and medical and dental coverage. If we terminate Mr. Santo’s employment for cause, death, or disability or if Mr. Santo resigns without good reason, he will not be entitled to any additional compensation or benefits, and we will only be obligated to pay him that portion of his base salary, bonus, and benefits that he earned prior to the effective date of the termination of his employment. If we terminate Mr. Santo’s employment without cause, or if Mr. Santo departs or resigns for good reason, he will be entitled to the balance of his existing base salary plus any earned bonus and other earned benefits for a period of 12 months paid in equal monthly installments beginning on the date of termination.

We have also entered into an employment agreement with Stephen Peary, our Chief Financial Officer, effective May 16, 2005. The employment agreement has a three-year term and provides for an initial base salary of $170,000 per year, with bonus amounts to be determined by our Board of Directors. In connection with his employment, we also issued 201,622 shares of restricted common stock to Mr. Peary, which vest over a three-year period on a monthly pro rata basis through May 15, 2008. Other benefits include three weeks of paid vacation annually and medical and dental coverage. If we terminate Mr. Peary’s employment for cause, death, or disability or if Mr. Peary resigns without good reason, he will not be entitled to any additional compensation or benefits, and we will only be obligated to pay him that portion of his base salary, bonus, and benefits that he earned prior to the effective date of the termination of his employment. If we terminate Mr. Peary’s employment without cause, or if Mr. Peary departs or resigns for good reason, he will be entitled to the balance of his existing base salary plus any earned bonus and other earned benefits for a period of 12 months paid in equal monthly installments beginning on the date of termination.

The employment agreements with Messrs. Santo and Peary define “cause” as any of the following: (i) gross negligence, gross misconduct, or any material breach by the executive’s of his fiduciary duties to us; (ii) the conviction or indictment of such executive’s for a felony; or (iii) the executive officer’s engagement in acts of embezzlement, fraud, or dishonesty or other acts that are injurious to us. “Good reason” shall mean the executive’s resignation or departure by reason of the following events: (i) an unreasonable change in such executive’s position with us with respect to such executive’s responsibilities, duties, or title; or (ii) an involuntary termination of such executive’s employment with us or our successor following a change in control.

The employment contracts with Messrs. Santo and Peary were re-executed in March 2006. Pursuant to these re-executed agreements, the current base salaries of Messrs. Santo and Peary are now $300,000 and $250,000 per year, respectively. However, Mr. Santo and Mr. Peary voluntarily received reduced base salaries of $200,000 and $175,000, respectively, for the period from October 31, 2006 until January 15, 2007. The accrued current base salary for this period was paid to Mr. Santo on January 31, 2007 and Mr. Peary on February 14, 2007.

We do not have a formal employment agreement with Carol Ferrari, our Vice President of Marketing. Ms. Ferrari receives an annual base salary of $180,000 paid in semi-monthly installments of $7,500 per pay period. In connection with her employment, we also awarded Ms. Ferrari options to purchase 40,000 shares of common stock, which is subject to a vesting schedule. Other benefits include three weeks of paid vacation annually, 401K, medical, dental, disability and life insurance benefit programs. If we terminate Ms. Ferrari’s employment after twelve consecutive months of employment for any reason other than cause, she will be entitled to three months severance pay payable in regularly scheduled payroll periods.

Outstanding Equity Awards at June 30, 2007

The following table summarizes the number of securities underlying outstanding equity awards for each named executive officer as of June 30, 2007, as well as the number of outstanding unvested shares of restricted stock held by our named executive officers as of June 30, 2007.

Outstanding Equity Awards at Fiscal Year-End

	Stock Awards
		Market or Payout
	Number of	Value of Unearned
	Unearned Shares,	Shares, Units or
	Units or Other	Other Rights That
	Rights that Have	Have Not Vested
Name	Not Vested (#)	($) (1)

William Santo	195,312	$1,464,840
	201,613	1,512,098
Stephen Peary	140,015	1,050,113
	201,613	1,512,098
Carol Ferrari (2)	–	–

(1)	Determined by multiplying the non-vested shares by the closing price of our common stock on June 29, 2007, the last trading day of our 2007 fiscal year.
(2)	In July 2007, Ms. Ferrari was granted an option to purchase 40,000 shares of common stock.

Compensation of Directors

The following table summarizes compensation that our directors (other than directors who are named executive officers) earned during fiscal 2007 for services as members of our board of directors.

Director Compensation

	Fees earned or		All Other
Name	paid in cash ($)	Stock Awards ($)	Compensation		Total ($)

Douglas Croxall	$9,500	$–	$9,768	(1)	$29,268
Mark Campion	23,000	–	–		23,000
Mark Tunney (2)	4,500	450,000	84,000		538,500

(1)	Consists of reimbursement of health insurance premiums.
(2)
In April 2006, our Board of Directors approved a grant of 60,000 shares of restricted stock to Mark Tunney in connection with his election as a director effective April 18, 2007. The award was issued on May 16, 2007. The shares vest pro rata monthly over a two-year period beginning April 2007. The value of Mr. Tunney’s stock award is determined by multiplying the number of restricted shares granted to Mr. Tunney by the closing price of our common stock on the date Mr. Tunney signed the letter accepting our offer to join our Board. In addition, the Board approved a one-time cash award to Mr. Tunney of approximately $84,000 to compensate him for any tax liability associated with the restricted stock grant. If Mr. Tunney’s tax liability should be greater than the above-mentioned payment, the Board will use reasonable efforts to work with Mr. Tunney to resolve any additional tax liability.

Each member of our Board of Directors who is not an employee receives an annual retainer of $10,000 and $1,000 for each meeting of our Board of Directors attended either in person or telephonically. Non-employee directors receive $500 for each committee meeting attended either in person or telephonically, unless such committee meeting lasts more than one hour. In such case, the committee meeting fee is $1,000. Non-employee directors may also receive additional compensation for attending special meetings of the Board of Directors and such additional compensation may not be equal among the individual non-employee directors. Such additional compensation is intended to reflect special efforts of such board members. Board members will be reimbursed for reasonable travel expenses associated with attending any meetings of the Board of Directors or committees of the Board of Directors.

2006 Stock Incentive Plan

We have a Stock Incentive Plan designed to assist us in recruiting and retaining key employees, directors, and consultants. The plan permits us to grant to our key employees, directors, and consultants up to 1,766,000 shares of common stock pursuant to stock option awards, restricted stock grants, and other stock-based awards. In connection with this plan, we intend to grant to our non-employee directors an option to purchase 5,000 shares of our common stock annually on the day following our annual meeting of stockholders, with an exercise price per share equal to the fair market value of our common stock on such date. We intend that this will increase to 7,500 shares of our common stock per annum after such non-employee director has served on the Board of Directors for more than three years. Each such option has a ten-year term and vests on the date of the next annual meeting of stockholders. In addition, each such option becomes fully vested upon a “change in control” (as defined in the plan) or such director’s death. In the event a non-employee director ceases to be a director for any reason (other than death), such director may exercise his or her then vested options for six months. In the event of death, his or her options shall remain exercisable for a period of 12 months. In addition, upon becoming a member of the Board of Directors, each director will receive restricted stock grants ranging from 60,000 shares of common stock to 101,000 shares.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of June 30, 2007 by each of our directors and named executive officers, all of our executive officers and directors as a group, and each person who is known by us to own beneficially more than 5% of our common stock. Except as otherwise listed below, the address of each person is c/o Firepond, Inc., 205 Newbury Street, Suite 204, Framingham, Massachusetts 01701.

	Amount and
	Nature of
	Beneficial	Percent
Name of Beneficial Owner	Ownership (1)

Directors and Executive Officers:
Douglas Croxall	2,600,414(2)	31.4%
William Santo	614,919(3)	7.5%
Stephen Peary	514,122(4)	6.2%
Jerry Keefe	2,222(5)	*
Carol Ferrari	2,222(6)	*
Mark Campion	60,484(7)	*
Mark Tunney	60,000(8)	*
All current directors and executive officers as a group (seven persons)	3,854,383	46.6%

5% Stockholders:
Jaguar Technology Holdings, LLC	1,927,414(9)	23.4%
JP Morgan Securities Inc.	959,274(10)	10.9%
Trident Growth Fund, L.P.	813,798(11)	9.4%
Cheyne Capital	562,286(12)	6.6%
Benchmark Equity Group, Inc.	508,942(13)	6.2%
JMG Capital Partners, LP	491,094(14)	5.8%

* Less than one percent.

(1)
Except as otherwise noted in the notes below, percentage ownership is based on 8,264,239 shares of our common stock outstanding as of June 30, 2007. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of June 30, 2007 are deemed outstanding for computing the percentage of the person holding such option or warrant, but are not deemed outstanding for computing the percentage of any other person. Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2)
Includes (a) 625,000 shares of restricted common stock held by Mr. Croxall directly that are subject to vesting, (b) 1,927,414 shares of common stock held by Jaguar Technology Holdings, LLC, and (c) 48,000 shares of common stock issuable upon conversion of senior secured convertible notes due January 2009 held by Robert Willard & Associates LLC. Mr. Croxall is the sole member of Riverland Enterprises LLC, which is the sole member-manager of Jaguar Technology Holdings LLC. Mr. Croxall is a control person of Robert Willard & Associates LLC. Mr. Croxall disclaims beneficial ownership, except to the extent of his pecuniary interest therein, if any, of the shares held by Jaguar Technology Holdings LLC.

(3)
Consists of (i) 302,419 shares of restricted common stock that vest over a three-year period on a monthly pro rata basis beginning June 14, 2005, and (ii) 312,500 shares of restricted common stock that vest over a two-year period on a monthly pro rata basis beginning on March 11, 2006. As of June 30, 2007, 396,925 shares had vested.

(4)
Consists of (i) 201,622 shares of restricted common stock that vest over a three-year period on a monthly pro rata basis beginning May 15, 2005, and (ii) 312,500 shares of restricted common stock which vest over a two-year period on a monthly pro rata basis beginning on March 11, 2006. As of June 30, 2007, 335,328 shares had vested.

(5)	Includes 2,222 vested shares of common stock issuable upon exercise of outstanding stock options and excludes 37,888 shares of common stock issuable upon exercise of options that have not vested.
(6)	Includes 2,222 vested shares of common stock issuable upon exercise of outstanding stock options and excludes 37,888 shares of common stock issuable upon exercise of options that have not vested.
(7)	Consists of 60,484 shares of restricted common stock that vest over a two-year period on a monthly pro rata basis beginning on March 11, 2006. As of June 30, 2007, 37,790 shares had vested.
(8)	Consists of 60,000 shares of restricted common stock that vest over a two-year period on a monthly pro rata basis beginning on April 18, 2007. As of June 30, 2007, 5,000 shares had vested.
(9)
Consists of 1,927,414 shares held by Jaguar Technology Holdings, LLC. Mr. Croxall is the sole member of Riverland Enterprises LLC, which is the sole member-manager of Jaguar Technology Holdings LLC. Mr. Croxall disclaims beneficial ownership, except to the extent of his pecuniary interest therein, if any, of the shares held by Jaguar Technology Holdings LLC.

(10)
These securities may also be deemed to be owned by JPMorgan Chase & Co., the indirect parent of J.P. Morgan Securities Inc. Includes (a) 415,417 shares of common stock, (b) 216,000 shares underlying issuable upon conversion of senior secured convertible notes due January 2009, and (c) 327,857 shares issuable upon exercise of warrants. The number of shares of common stock issuable upon conversion of the notes and upon exercise of the warrants are subject to certain provisions that limit beneficial ownership to a maximum of 4.99% our outstanding common stock. Under those provisions, the limit is subject to increase by the holder to a percentage not in excess of 9.99% upon 60 days prior written notice to us. As of June 30, 2007, J.P. Morgan Securities Inc. has not given us such notice. The address of J.P. Morgan Securities Inc. is 270 Park Ave., 8th Floor, New York, NY 10017.

(11)
Represents (a) 413,798 shares of common stock, and (b) 400,000 shares of common stock issuable upon exercise of certain contract rights equivalent to options. Trident Management, LLC is the sole general partner of Trident Growth Fund, L.P. and has voting control and investment discretion over the securities held by Trident Growth Fund, L.P. Scotty Cook controls Trident Management, LLC and has voting control and investment discretion over the securities held by Trident Management, LLC. The address for Trident Growth Fund, L.P. is 700 Gemini, Suite 100, Houston, TX 77058.

(12)
Includes (a) 132,000 shares of common stock, 70,400 shares of common stock issuable upon conversion of senior secured convertible notes due January 2009, and 106,857 shares issuable upon exercise of warrants held by Cheyne Fund LP, and (b) 108,000 shares of common stock, 57,600 shares underlying issuable upon conversion of senior secured convertible notes due January 2009, and 87,429 shares issuable upon exercise of warrants held by Cheyne Leverage Fund. Pursuant to an investment management agreement, David Treadwell serves as the manager of Cheyne Fund LP and Cheyne Leverage Fund. As a result, Mr. Treadwell may be considered beneficial owner of any shares deemed to be beneficially owned by such funds. The address of Cheyne Capital is Stornoway House, 13 Cleveland Row, London, SW1A 1DH, England.

(13)
Represents 468,942 shares of common stock beneficially owned by Benchmark Equity Group, Inc. and 40,000 shares of common stock owned by Trident Advisors, Inc., which Benchmark Equity Group, Inc. has voting and dispositive power over all such shares. The address of Benchmark is 700 Gemini, Suite 100, Houston, Texas 77058.

(14)
Includes (a) 109,583 shares of common stock, 54,000 shares issuable upon conversion of senior secured convertible notes due January 2009, and 81,964 shares issuable upon exercise of warrants held by JMG Capital Partners, LP; and (b) 109,583 shares of common stock, 54,000 shares issuable upon conversion of senior secured convertible notes due January 2009, and 81,964 shares issuable upon exercise of warrants held by JMG Triton Offshore Fund, Ltd. JMG Capital Partners, L.P., or JMG Partners, is a California limited partnership. Its general partner is JMG Capital Management, LLC, or the Manager, a Delaware limited liability company and an investment adviser that has voting and dispositive power over JMG Partners’ investments. The equity interests of the Manager are owned by JMG Capital Management, Inc., or JMG Capital, a California corporation, and Asset Alliance Holding Corp., a Delaware corporation. Jonathan M. Glaser is the Executive Officer and Director of JMG Capital and has sole investment discretion over JMG Partners’ portfolio holdings. JMG Triton Offshore Fund, Ltd., or the Fund, is an international business company organized under the laws of the British Virgin Islands. The Fund’s investment manager is Pacific Assets Management LLC, a Delaware limited liability company, or the Manager, that has voting and dispositive power over the Fund’s investments. The equity interests of the Manager are owned by Pacific Capital Management, Inc., a California corporation, or Pacific, and Asset Alliance Holding Corp., a Delaware corporation. The equity interests of Pacific are owned by Messrs. Roger Richter, Jonathan M. Glaser and Daniel A. David. Messrs. Glaser and Richter have sole investment discretion over the Fund’s portfolio holdings. For a discussion of director Mark Tunney’s arrangements with JMG Partners, see “Certain Relationships and Related Transactions”. The address of JMG Capital Partners, LP is 11601 Wilshire Blvd., Suite 2180, Los Angeles, CA 90025.

ITEM 12.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Two investors in the CAP Financing and the Exchange are JMG Capital Partners LP and JMG Triton Offshore Fund, Ltd. Lionshead Capital Management, LLC acted as a consultant to JMG Capital Management, LLC and Pacific Assets Management, LLC, the investment managers of JMG Capital Partners LP and JMG Triton Offshore Fund, Ltd., respectively, in connection with their participation in the CAP Financing and the Exchange. Lionshead participates in the net profits of transactions that the JMG funds consummate as a result of Lionshead’s efforts, which include the CAP Financing and the Exchange. Mark Tunney, who joined our Board of Directors effective April 18, 2007, is the founder and owner of Lionshead Capital Management, LLC.

Robert Willard & Associates, LLC, an entity controlled by Mr. Croxall, beneficially owns $336,000 outstanding principal amount of $5.6 million 12% senior secured convertible notes due January 2009, which are convertible into 48,000 shares of our common stock. The notes were issued under an indenture with The Bank of New York.

ITEM 13.               EXHIBITS

Exhibits required to be filed are listed below and except where incorporated by reference, immediately follow the Financial Statements.

Exhibit
Number		Description of Exhibits

.
2	.1(1)	Plan and Agreement of Merger, dated June 29, 2006, by and among AFG Enterprises USA, Inc. and FP Technology, Inc.
2	.2(2)	Agreement and Plan of Merger, dated March 29, 2006, by and among AFG Enterprises USA, Inc., FP Merger Sub, Inc. and FP Technology, Inc.
3	.1 (14)	Amended and Restated Certificate of Incorporation, as amended.
3	.2(1)	Amended and Restated Bylaws of the Registrant.
4	.1(3)	Specimen Stock Certificate

10	.1(4)	Master Amendment, dated as of March 29, 2006, by and between FP Technology Holdings, Inc., Trident Growth Fund, L.P. and AFG Enterprises USA, Inc.
10	.2(7)	First Amendment, dated September 13, 2006, by and between the Registrant and Trident Growth Fund, L.P.
10	.3(4)	Securities Purchase Agreement, dated as of September 12, 2005, by and among FP Technology Holdings, Inc. and Trident Growth Fund, L.P.
10	.4(4)	Form of 12% Senior Secured Convertible Debenture of FP Technology Holdings, Inc. issued in initial principal amounts of $2,000,000.
10	.5(4)	Form of Warrants issued to Trident Growth Fund, L.P.
10	.6(4)
Intercreditor and Subordination Agreement, dated as of March 29, 2006, by Trident Growth Fund, L.P., AFG Enterprises USA, Inc. and FP Technology Holdings, Inc., in favor of the holders of the Senior Indebtedness and The Bank of New York, a New York corporation, as collateral agent for the Senior Lenders.

10	.7(4)	Security Agreement, dated as of September 13, 2005, by and among FP Technology Holdings, Inc. and Trident Growth Fund, L.P., and First Amendment thereto, dated as of November 15, 2005.
10	.8(5)	Credit Agreement, dated as of July 15, 2003, by and between AFG Enterprises USA, Inc. and Acclaim Financial Group Ventures II, LLC.
10	.9(4)	Exchange Agreement, made as of March 29, 2006, by and between AFG Enterprises USA, Inc. and Benchmark Equity Group, Inc.
10	.10(7)	Non-Exclusive Patent License Agreement, dated March 28, 2006, by and between Orion IP, LLC and FP Technology Holdings, Inc.
10	.11(11)*	Employment Agreement, dated March 16, 2006, by and between Firepond, Inc. and William Santo.
10	.12(11)*	Employment Agreement, effective as of March 16, 2006, by and between Firepond, Inc. and Stephen Peary.
10	.13(7)*	Employment Agreement, effective as of March 30, 2006, by and between FP Technology, Inc. and Carol Ferrari.
10	.14(7)*	Employment Agreement, effective as of March 30, 2006, by and between FP Technology, Inc. and Jerry Keefe.
10	.15(6)	Form of Securities Purchase Agreement entered into by the Registrant in connection with the PIPE Financing.
10	.16(6)	Form of Warrant issued by the Registrant in connection with the PIPE Financing.
10	.17(6)	Form of Registration Rights Agreement entered into by the Registrant in connection with the PIPE Financing.
10	.18(7)*	Form of Restricted Stock Grant for grants to William Santo, Stephen Peary, Mark Campion and Douglas Croxall.

Exhibit
Number		Description of Exhibits

10	.19(8)	Consulting Agreement, dated as of September 1, 2006, by and between the Registrant and Trident Growth Fund L.P.
10	.20(9)(10)	Master Exchange Agreement, dated as of January 24, 2007, by and among the Registrant and the Purchasers listed on Exhibit A thereto.
10	.21(9)	Indenture, dated as of January 24, 2007, between the Registrant and The Bank of New York as Trustee.
10	.22(9)	Form of Warrants issued by the Registrant as of January 24, 2007.
10	.23(9)	Security Agreement, dated as of January 24, 2007, between the Registrant and The Bank of New York, in its capacity as Collateral Agent.
10	.24(9)	Registration Rights Agreement, dated as of January 24, 2007, by and among the Registrant and the Purchasers listed on Exhibit A to the Master Exchange Agreement.
10	.25(4)	Indenture, dated as of March 29, 2006, between AFG Enterprises, Inc. and The Bank of New York.
10	.26(4)	Form of Warrant, dated as of March 29, 2006.
10	.27(4)
Escrow Agreement, dated as of March 29, 2006, by and between The Bank of New York, as Escrow Agent, The Bank of New York, as Collateral Agent, The Bank of New York, as Trustee for the holders of certain notes of the Registrant under the Indenture dated as of as of March 29, 2006 with the Registrant, and the Registrant.

10	.28(7)
Amendment to Escrow Agreement, dated as of June 8, 2006, by and between the Registrant, The Bank of New York, as Escrow Agent, The Bank of New York, as Collateral Agent and, The Bank of New York, as Trustee for the holders of certain notes of the Registrant under the Indenture dated as of March 29, 2006.

10	.29(12)	2006 Stock Incentive Plan
10	.30(13)	Securities Purchase Agreement, dated as of August 2, 2007, by and among the Registrant and the Purchasers.
10	.31(13)	Form of Senior Secured Subordinated Note, dated as of August 2, 2007, between the Registrant and each respective Purchaser.
10	.32(13)
Security Agreement, dated as of August 2, 2007, between the Registrant and Radcliffe SPC, Ltd. for and on behalf of the Class A Segregated Portfolio, a Cayman Islands segregated portfolio company, in its capacity as collateral agent for the holders of the Subordinated Notes.

10	.33(13)	Supplemental Indenture No. 1, dated as of August 2, 2007, between the Registrant and The Bank of New York, as Trustee.
10	.34(13)
Intercreditor and Subordination Agreement, dated as of August 2, 2007, between The Bank of New York, as collateral agent under the Indenture dated January 24, 2007, and Radcliffe SPC, Ltd. for and on behalf of the Class A Segregated Portfolio, a Cayman Islands segregated portfolio company, in its capacity as collateral agent for the holders of the Subordinated Notes.

10.35		Lease Agreement between the Registrant and Atlantic – Philadelphia Realty LLC.
23.1		Consent of Causey Demgen & Moore, Inc.
31.1		Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2		Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1		Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
32.2		Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

(1)	Previously filed by AFG Enterprises USA, Inc. on Schedule 14C on June 9, 2006, and incorporated herein by reference.
(2)	Previously filed by AFG Enterprises USA, Inc. on Form 8-K on April 4, 2006 (reporting the Registrant’s change in shell company status) and incorporated herein by reference.
(3)	Previously filed on the Registration Statement on Form 10-12G/A, as amended, of In Store Media Systems, Inc. on January 28, 2000.
(4)	Previously filed by AFG Enterprises USA, Inc. on Form 8-K on April 4, 2006 (reporting completion of the Registrant’s CAP Financing) and incorporated herein by reference.
(5)	Previously filed on Form 10-KSB of In Store Media Systems, Inc. for the year ended December 31, 2002, on April 20, 2005 and incorporated herein by reference.
(6)	Previously filed by the Registrant on Form 8-K on September 7, 2006 and incorporated herein by reference.
(7)	Previously filed by the Registrant on Form 10-KSB on September 28, 2006 and incorporated herein by reference.
(8)	Previously filed by the Registrant on Form 8-K on January 24, 2007 and incorporated herein by reference.
(9)	Previously filed by the Registrant on Form 8-K on January 25, 2007 and incorporated herein by reference.
(10)	Previously filed by the Registrant on Form 8-K/A on May 17, 2007 and incorporated herein by reference.
(11)	Previously filed by the Registrant on Form SB-2/A on April 3, 2007 and incorporated herein by reference.
(12)	Previously filed by the Registrant on Form DEF 14C on June 4, 2007 and incorporated herein by reference.
(13)	Previously filed by the Registrant on Form 8-K on August 7, 2007 and incorporated herein by reference.
(14)	Previously filed by the registrant on Form SB-2 filed with the Securities and Exchange Commission on August 14, 2007, and incorporated herein by reference.

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

Nature of fees	June 30, 2007
Audit Fees (Financial)	$85,473
Audit Related Fees	$7,718
Tax Fees	$0
Other Fees	$0

The full Board of Directors or the Audit Committee pre-approves all audit and permissible non-audit services to be performed by the independent auditors.

\SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIREPOND, INC.

Dated: September 18, 2006	By:	/s/ William Santo
William Santo
Chief Executive Officer

	By:	/s/ Stephen Peary
Stephen Peary
Chief Financial Officer

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ William Santo	Chief Executive Officer, Director	September 18, 2007
William Santo	(Principal Executive Officer)

/S/ Stephen Peary	Chief Financial Officer	September 18, 2007
Stephen Peary	(Principal Financial and Accounting Officer)

/S/ Douglas Croxall	Chairman	September 18, 2007
Douglas Croxall

/s/ Mark Campion	Director	September 18, 2007
Mark Campion

/s/ Mark Tunney	Director	September 18, 2007
Mark Tunney

FIREPOND, INC.
CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEARS
                               ENDED JUNE 30, 2006 and 2007

FIREPOND INC.
CONTENTS
June 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Firepond, Inc.

We have audited the accompanying consolidated balance sheet of Firepond, Inc. (formerly FP Technology, Inc.) as of June 30, 2006 and 2007 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended June 30, 2006 and 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Firepond, Inc. as of June 30, 2006 and 2007 and the results of their operations and their cash flows for the years ended June 30, 2006 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.   The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Denver, Colorado
      September 13, 2007                                                                                                       Causey Demgen & Moore Inc.

FIREPOND, INC.
CONSOLIDATED BALANCE SHEET
June 30, 2006 and 2007

ASSETS

Current assets	6/30/2006	6/30/2007
Cash and cash equivalents	$ 831,184	$ 689,972
Restricted cash	47,500,000	1,162,590
Accounts receivable, net of allowance for doubtful
accounts of $10,000	115,206	801,206
Debt issuance costs	1,633,835	-
Other current assets	601,956	120,160

Total current assets	50,682,181	2,773,928

Property and equipment, net	191,081	66,638
Debt issuance costs	-	1,093,455
Goodwill	4,772,413	4,772,413
Deferred offering costs	43,076	-
Deposits	12,140	13,449

Total assets	$ 55,700,891	$ 8,719,883

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Short-term notes payable net of discount of $154,250 (2006)	$ 52,595,750	$ 1,100,945
Accounts payable	524,171	570,307
Accrued liabilities	2,082,459	1,280,503
Deferred revenue	1,609,657	1,497,264

Total current liabilities	56,812,037	4,449,019

Non-current deferred revenue	-	53,784
Long-term notes payable net of discount of $4,433,333 (2007)	-	1,368,358

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, par value $.001
Authorized - 5,000,000 shares
Issued and outstanding - none
Common stock, par value $.001
Authorized - 100,000,000 shares
Issued and outstanding 5,100,441 shares at 2006
Issued and outstanding 8,224,239 shares at 2007	5,100	8,224
Additional paid-in capital	2,182,237	29,898,183
Retained earnings/accumulated deficit	(2,811,192)	(26,081,329)
Deferred compensation	(487,291)	(976,356)

Total stockholders' equity (deficit)	(1,111,146)	2,848,722

Total liabilities and stockholders' equity	$ 55,700,891	$ 8,719,883

The accompanying notes are an integral part of these financial statements.

FIREPOND, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
 For the Years Ended June 30, 2006 and 2007

	6/30/2006	6/30/2007
Revenues
Enterprise revenues	$ 3,310,242	$ 2,454,657
OnDemand revenues	451,352	2,170,106
Total revenues	3,761,594	4,624,763

Cost of revenues
Enterprise	1,585,188	862,942
OnDemand	359,462	1,208,977
Total cost of revenues	1,944,650	2,071,919

Gross profit	1,816,944	2,552,844

Operating expenses
Sales, general and administrative	3,165,398	6,307,673
Research and development	1,835,176	2,225,118
Restructuring and other special charges	(16,170)	(14,285)
Settlement of claim	(1,712,500)	(147,500)

Total operating expenses	3,271,904	8,371,006

Loss from operations	(1,454,960)	(5,818,162)

Other expense
Interest income	522,045	1,326,586
Interest expense	(3,068,063)	(5,039,513)
Extinguishment of debt	-	(13,705,000)
Other income (expenses)	(18,951)	(34,048)
Total other income expense	(2,564,969)	(17,451,975)

Net loss from continuing operations	(4,019,929)	(23,270,137)

Discontinued operations	(763,252)	-

Net loss	$ (4,783,181)	$ (23,270,137)

Net loss per share - basic and diluted

Loss from continuing operations	($1.64)	($4.36)
Loss from discontinued operations	($0.31)	-

Basic and diluted loss per share	($1.95)	($4.36)

Basic and diluted weighted average common shares outstanding	2,454,540	5,340,563

The accompanying notes are an integral part of these financial statements.

FIREPOND, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
For the Years Ended June 30, 2006 and 2007

	Common Stock			Retained Earnings		Accumulated Other
			Additional Paid	(Accumulated	Deferred	Comprehensive	Stockholders'	Comprehensive
	Shares	Amount	In Capital	Deficit)	Compensation	Income (Loss)	Equity (Deficit)	Income (Loss)
Balance, June 30, 2005	2,177,414	$2,177	$(997,167)	$1,971,989	$-	$(680,778)	$296,221	$1,291,211

FP Technology - Common Stock	2,016,124	2,016	47,984	-	-	-	50,000	-

FP Technology - Additional Paid in Capital	-	-	(50,000)	-	-	-	(50,000)	-

Issuance of convertible debt with warrants	-	-	510,000	-	-	-	510,000	-

Issuance of convertible debt with warrants	-	-	160,000	-	-	-	160,000	-

Issuance of additional shares to 100% owner	161,290	161	(161)	-	-	-	-	-

Existing AFG Enterprises equity at time of reverse merger	1,108,502	1,108	(23,123)	-	-	-	(22,015)	-

Issuance of common stock awards to directors and officers	1,814,525	1,815	562,527		(564,342)	-	-	-

Issuance of warrants in connection with debt financing	-	-	1,970,000	-	-	-	1,970,000	-

Net loss for the year ended
June 30, 2006	-	-		(4,783,181)	77,051	680,778	(4,025,352)	(4,102,403)

Reclassification of Firepond equity as a result of Trust created to assume all prior liabilities	(2,177,414)	(2,177)	2,177	-	-	-	-	-

Balance, June 30, 2006	5,100,441	5,100	$2,182,237	$(2,811,192)	$(487,291)	$-	$(1,111,146)	$(2,811,192)

Sale of common stock	1,000,000	1,000	6,999,000				7,000,000

Expenses recorded in connection with stock sale			(899,924)				(899,924)

Issuance of convertible debt with warrants			5,000,000				5,000,000

Issuance of warrants to purchase common stock in exchange for services			670,000				670,000

Issuance of common stock in connection with debt retirement	1,650,000	1,650	13,703,350				13,705,000

Issuance of common stock in exchange for services and retirement of previously
outstanding warrants	413,798	414	1,793,580		(1,255,255)		538,739

Issuance of common stock to new director	60,000	60	449,940		(450,000)		-

Net loss for the year ended
June 30, 2007	-	-	-	(23,270,137)	1,216,190	-	(22,053,947)	(23,270,137)

Balance, June 30, 2007	8,224,239	$8,224	$29,898,183	$(26,081,329)	$(976,356)	$	$2,848,722	$(26,081,329)

The accompanying notes are an integral part of these financial statements.

FIREPOND, INC.
 CONSOLIDATED STATEMENT OF CASH FLOWS
 For the Years Ended June 30, 2006 and 2007

	6/30/2006	6/30/2007
Cash flows from operating activities
Net loss	$(4,783,181)	$(23,270,137)
Adjustments to reconcile net loss to net cash used in operating activities
(Gain)/loss on disposal of fixed assets	-	20,912
Settlement of claim	(1,712,500)	-
Stock issued in extinguishment of debt		13,705,000
Amortization of stock based compensation recorded as deferred compensation	77,051	1,216,190
Depreciation and amortization	2,305,132	3,363,364
Loss from discontinued operations	680,778	-
Changes in assets and liabilities:
Accounts receivable	433,750	(686,000)
Other current assets	(402,410)	481,796
Accounts payable	364,428	46,136
Accrued liabilities	1,034,348	(263,217)
Deferred revenue	421,370	(58,609)

Net cash used in operating activities	(1,581,234)	(5,444,565)

Cash flows from investing activities
Restricted cash	(47,500,000)	46,337,410
Purchase of property and equipment	(42,018)	(26,165)
Deferred offering costs and deposits	(22,274)	41,767

Net cash provided by (used in) investing activities	(47,564,292)	46,353,012

Cash flows from financing activities
Payments on notes payable	(1,250,000)	(51,447,364)
Debt issuance costs	(1,297,669)	(702,371)
Proceeds from issuance of common stock net of expenses	-	6,100,076
Borrowings from notes payable	52,500,000	5,000,000

Net cash provided by (used in) financing activities	49,952,331	(41,049,659)

Net (decrease) increase in cash and cash equivalents	806,805	(141,212)

Cash and cash equivalents on June 30, 2005 and 2006	24,379	831,184

Cash and cash equivalents on June 30, 2006 and 2007	$831,184	$689,972

Supplemental cash flow information:

Taxes Paid	$-	$-
Interest paid	$226,667	$1,791,338

Non Cash Financing and Investing Activities:

During the year ended June 30, 2006, the Company issued
convertible notes and warrants and valued the conversion rights and the warrants at $670,000. The Company also issued warrants to the noteholders and the underwriters valued at $1,970,000 for debt issuance costs.

During the year ended June 30, 2007, the Company issued stock in retirement of certain debt and outstanding warrants resulting in the recording of $670,000 in debt issuance costs and stock in settlement of $538,739 of accrued expenses. Additionally, the Company issued convertible debt with warrants that resulted in a debt discount of $5,600,000

The accompanying notes are an integral part of these financial statements.

Firepond, Inc.
Notes to Consolidated Financial Statements
June 30, 2007

NOTE 1 – THE COMPANY

Description of Business

Firepond, Inc. (including predecessor companies AFG Enterprises USA, Inc., FP Technology Holdings, Inc. and FP Technology, Inc., collectively, the "Company”) is a pioneer in software solutions that help companies with complex products to convert more leads into accurate orders.  Companies with complex products may achieve measurable and meaningful returns on investment using the Company’s technology by reducing total cost of sales, whether sales are generated through a direct sales force, an indirect channel network or via the web.

The Company generates revenue from its new OnDemand, multi-tenant, subscription based software as well as legacy license and service revenue.  The OnDemand product was launched in commercial form in January 2006 and the Company is strategically transitioning from an historic enterprise software model to a web based delivery model.   License revenue is generated from licensing the rights to the use of Company’s packaged software products.  Service revenue is generated from sales of maintenance, consulting and training services performed for customers that license the Company’s products.

On March 29, 2006, as a condition to a financing, AFG Enterprises USA, Inc., or AFG, a non-active public company, acquired FP Technology Holdings, Inc., or FPT Holdings.  As a result of that acquisition, the stockholders of FPT Holdings received 78.3% of AFG. In connection with the acquisition, AFG changed its fiscal year end to June 30 to conform to FPT Holding’s fiscal year end.

As a result of the merger, each share of common stock of FPT Holdings outstanding immediately prior to the effective date of the merger was converted into the right to receive shares of common stock of AFG at an exchange ratio of 0.4032248 for each share of FPT Holdings common stock.  AFG issued an aggregate of 3,991,939 shares of its common stock, par value $0.001 per share (the “Purchase Price”) in exchange for all issued and outstanding shares of FPT Holdings common stock.  The issuance of such shares of common stock was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder.  The transaction has been recorded as a recapitalization of FPT Holdings whereby the capital structure and outstanding shares of common stock have been adjusted as if there was a stock split and a subsequent issuance of common stock to AFG valued at the net book value of AFG at March 29, 2006.

On June 29, 2006, AFG merged into FPT Holdings, with FPT Holdings as the surviving corporation. On the same date, FPT Holdings changed its name to FP Technology, Inc. On June 18, 2007, FP Technology, Inc. changed its name to Firepond, Inc. or Firepond.

Prior to September 13, 2005, the Company’s assets were owned and operated by a predecessor company also named Firepond, Inc., or Old Firepond, which was subsequently liquidated.  Its remaining assets and liabilities are being administered by a trust.

Principles of Consolidation

For the period from September 13, 2005 through January 17, 2006, the financial statements presented herein are the combined financial statements of Firepond and FPT Holdings.  Pursuant to FIN 46(R), the financial statements presented herein for the fiscal years ended June 30, 2006 and 2007 include the consolidated financial statements of Firepond, AFG (commencing March 29, 2006) and the Firepond liquidating trust.

Basis of Presentation and Continuance of Operations

The accompanying consolidated financial statements have been prepared by the Company on a going concern basis. As such, the statements anticipate the realization of assets and the liquidation of liabilities in the normal course of business.   Notwithstanding this fact, the Company has, for some time, been incurring losses and negative cash flow from operations. For the fiscal year ended June 30, 2007, the Company incurred a net loss of approximately $23.3 million and negative cash flows from operations of approximately $5.4 million. Moreover, while demand for the Company’s OnDemand applications seems to be growing, it is not clear at this point that future operational cash flow will be sufficient to sustain present operations and meet debt obligations that mature in the next twelve months.  The Company is, therefore, likely to require additional capital either in the form of new debt, renegotiation of existing debt facilities or equity infusions.

In the past, the Company has been successful in completing numerous rounds of financing, including a $7.0 million PIPE Financing in August 2006,  the January 2007 restructuring of the CAP financing, providing $3.5 million of net proceeds, and the August 2007 short term debt financing providing $3 million in net proceeds.   However, no assurances can be given that additional financing will be available, in which case, the Company’s ability to achieve its business objectives will be adversely affected.  The accompanying consolidated financial statements do not include any adjustments that might result from such adverse outcomes.

On August 14, 2007, the Company filed a registration statement on Form SB-2 with the U.S. Securities and Exchange Commission (“SEC”) for a proposed public offering of the Company’s common stock.  The Company believes that the successful completion of the proposed equity offering will provide it with the necessary capital resources to meet all of its future obligations, including all debt repayment obligations that may arise in the next twelve months as well as expand the Company’s operations to meet perceived growing demand for its products and services. However, no assurance can be given that the proposed equity offering will be completed, or that if completed, will be on terms that are favorable or acceptable to the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Revenue Recognition

           OnDemand Hosted Licensed Revenue

Firepond OnDemand is an application that enables a company’s sales force and supporting organizations to configure complex products, and accurately price those products.  For Firepond OnDemand contracts, the Company does not actually deliver a software product to a customer for installation on the customer’s in-house systems but rather, makes the software available to the customer through a Company hosting arrangement. In this case the Company installs and runs the software application either on its own or a third-party’s server giving customers access to the application via the Internet or a dedicated line.  Accordingly, the Company evaluates its revenue recognition in consideration of AICPA Statement of Position 97-2 (“SOP 97-2”), Emerging Issues Task Force (“EITF”) 00-03 and 00-21 as further discussed below.

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

In consideration of the above criteria, in general terms, revenue from product-related hosted solutions is recognized ratably over the term of the contract after payment has been received.  Hosted solution includes unspecified upgrades, end user support and hosted server support.

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

The Company generates enterprise software revenue from licenses and services.  License revenue is generated from licensing the rights to the use of the Company’s packaged software products.  Service revenue is generated from sales of maintenance, consulting and training services performed for customers that license the Company’s packaged software products

The Company has concluded that generally, where the Company is responsible for implementation services for the enterprise product and components, the implementation services are essential to the customer’s use of the products.  In such arrangements, the Company recognizes revenue following the percentage-of-completion method over the implementation period.  Percentage of completion is computed on the basis of the number of implementation hours incurred to date compared to estimated total implementation hours.  This method is used because management has determined that past experience has evidenced expended hours to be the best measure of progress with respect to these types of arrangements.  In those instances where the estimate of total contract revenue and total contract cost indicate that a loss will be realized with respect to a particular arrangement, a provision for the entire loss on the contract is recorded in the period of determination.

In situations where the Company is not responsible for implementation services for the enterprise product, the Company recognizes revenue on delivery of the packaged software provided (i) there is persuasive evidence of an arrangement, (ii) collection is probable and (iii) the fee is fixed or determinable.  In situations where the Company is not responsible for implementation services for the enterprise product, but is obligated to provide unspecified additional software products in the future, the Company recognizes revenue as a subscription over the term of the commitment period.

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

Revenue from maintenance services is recognized ratably over the term of the contract, typically one year.  Consulting revenue is primarily related to implementation services performed on a time-and-materials basis under separate service arrangements.  Revenue from consulting and training services is recognized as services are performed.  The Company has recorded deferred revenue on amounts billed or collected by the Company before satisfying the above revenue recognition criteria.  Deferred revenue at June 30, 2006 and 2007 consisted of the following:

	Year Ended	Year Ended
Deferred revenues	June 30,2006	June 30, 2007

OnDemand revenue	$440,647	$886,534
Product license and related services	76,636	22,400
Product-related maintenance	1,092,374	642,114
Total deferred revenues	$1,609,657	$1,551,048
Less current portion of deferred revenues:	1,609,657	1,497,264
Non-current portion of deferred revenues:	$0	$53,784

Cost of Revenues

Cost of licenses includes royalties, media, documentation, and other production costs.

Cost of product-related services and maintenance and cost of custom development services revenue consist primarily of salaries, related costs for development, consulting,

training and customer support personnel, including cost of services provided by third-party consultants engaged by the Company.

Cost of revenue for the years ended June 30, 2006 and 2007 consisted of the following:

	2006	2007

OnDemand cost of revenue	$359,462	$1,208,977
Product license and related services	732,918	337,038
Product-related maintenance	852,270	525,904
	$1,944,650	$2,071,919

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense for the periods ended June 30, 2006 and 2007 were $9,085 and $26,391 respectively.

Allowance for Doubtful Accounts

The allowance for doubtful accounts was $10,000 at June 30, 2006 and 2007.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and debt. The carrying values of cash and cash equivalents and accounts receivable and payable approximate fair value.  The Company believes the fair values and the carrying value of the Company’s debt would not be materially different due to the instruments’ interest rates and maturity dates.

Income Taxes

Income taxes are accounted for based on guidance in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  Under SFAS No. 109, deferred income tax liabilities and assets are determined based on the difference between the financial reporting and tax bases of assets and liabilities using currently enacted tax rates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Company maintains its cash deposits at numerous banks located throughout the United States, which at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk. Cash equivalents, which may consist of money market, commercial paper and U.S. federal agency securities are classified as available-for-sale and therefore carried at fair market value.  As of June 30, 2006 and 2007, the Company had no cash equivalents.

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

The Company identifies and records impairment losses on long-lived assets, including goodwill that is not identified with an impaired asset, when events and circumstances indicate that an asset might be impaired.  Events and circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, a change in the operating model or strategic and competitive forces.  If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded.  Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. To date no such impairment has been recorded.

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

During the period ended June 30, 2007, the Company conducted business with one customer whose sales made up 22.5% of net revenues.  As a percentage of total revenues, domestic sales were approximately 65% and foreign sales were approximately 35%.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share Based Payment," (“SFAS No. 123 (R)”) which eliminates the use of APB Opinion No. 25 and  requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward (the requisite service period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of director/employee share options; share grants and similar instruments are estimated using an option-pricing model adjusted for the unique characteristics of those instruments.  SFAS No. 123 (R) must be applied to all shares and options granted or modified after its effective date and also to recognize the cost associated with the portion of any share or option awards made before its effective date for which the associated service has not been rendered as of its effective date.  The Company adopted this methodology for recording such transactions.

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

Foreign Currency Translation

The local currency is the functional currency of the Company's subsidiaries.  Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average rates for the period.  Gains and losses arising from translation are accumulated as a separate component of stockholder’s equity.  Gains and losses arising from transactions denominated in foreign currencies are included in other income.

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

Discontinued Operations

In August 2003, Old Firepond decided to discontinue the operations of all foreign subsidiaries.  The results of operations of these foreign subsidiaries have been classified as discontinued operations in the accompanying consolidated statements of operations for the fiscal years ended June 30, 2006 and June 30, 2007.

During the fiscal year ended June 30, 2006, the Company recorded the elimination of the assets and liabilities associated with its foreign discontinued operations for Germany and Switzerland.  This elimination resulted in the Company recording approximately $0.8 million in loss from discontinued operations.   Accordingly, as of June 30, 2007, all assets and liabilities of foreign operations have been written off of the books.

Recently Issued Accounting Pronouncements

In February, 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (‘SFAS No. 155”). This Statement shall be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Management does not expect adoption of SFAS No. 155 to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will therefore be required to be adopted by the Company effective July 1, 2008. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its consolidated results of operations and financial condition and is not yet in a position to determine such effects.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and is therefore required to be adopted by the Company effective July 1, 2007. The cumulative effects, if any, of applying FIN No. 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the effect that the adoption of FIN No. 48 will have on its consolidated results of operations and financial condition and is not yet in a position to determine such effects.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“FASB No. 159”).  FASB No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will therefore be required to be adopted by the Company effective July 1, 2008. The Company is currently evaluating the effect that the adoption of SFAS No. 159 will have on its consolidated results of operations and financial condition and is not yet in a position to determine such effects.

NOTE 3 - PROPERTY AND EQUIPMENT

During June 2007, the Company completed a fixed asset inventory and reconciliation which resulted in removing a significant number of fully depreciated fixed assets from the records.  The historical cost of these items was $2,226,880 and the accumulated depreciation was $2,205,967 resulting in a loss on disposal of $20,913.

Property and equipment at June 30, 2006 and 2007 consisted of the following:

Property and equipment	2006	2007

Computer equipment and software	$3,421,851	$1,632,900
Furniture and fixtures	527,902	114,678
Leasehold improvements	19,915	21,375
	3,969,668	1,768,953

Less accumulated depreciation and amortization	3,778,587	1,702,315

Property and equipment, net	$191,081	$66,638

Depreciation expense was $155,547 and $129,696 for the years ended June 30, 2006 and June 30, 2007, respectively.

NOTE 4 - ACCRUED LIABILITIES

Accrued liabilities at June 30, 2006 and 2007 consisted of the following:

	June 30, 2006	June 30, 2007

Accrued interest	$606,436	$-
Consulting and professional fees	631,908	234,809
Compensation and benefits	247,312	265,674
Sales, use and other taxes	123,547	217,725
Restructuring	217,735	203,333
Other	255,521	358,962

	$2,082,459	$1,280,503

NOTE 5 –NOTES PAYABLE

CAP Financing – Notes and Warrants

On March 29, 2006, the Company entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the investors purchased the following from the Company:

•
•  Senior Secured Nonconvertible Notes due 2011 in an aggregate principal amount of $50.0 million (the “CAP Financing”), exchangeable for Senior Secured Convertible Notes due 2011 (the “Convertible Notes”), or redeemable under certain circumstances, and which the Convertible Notes were convertible into shares of the Company’s common stock; and

•	• warrants to acquire in the aggregate up to 6,875,000 shares of the Company’s common stock (including warrants granted to the placement agent to acquire 625,000 shares of our common stock.

Master Exchange Agreement

On January 24, 2007, the Company entered into a Master Exchange Agreement (the “Exchange Agreement”) with the holders of the Nonconvertible Notes. Under the Exchange Agreement, the Company exchanged with the investors in the CAP Financing all of the Nonconvertible Notes (with an aggregate principal balance of $50.0 million) and all of the outstanding CAP Warrants (exercisable for an aggregate of 6,250,000 shares of common stock at an initial exercise price of $8.00 per share) originally issued in the CAP Financing in exchange for the following aggregate consideration:

•	$45.0 million in principal repayment of the Nonconvertible Notes, plus accrued interest thereon;
•
a new issue of 12% Senior Secured Convertible Notes due January 2009 in the aggregate principal amount of $5.6 million (the “New Convertible Notes”), issued under an indenture with The Bank of New York(the “New Indenture”);

•
warrants to purchase an aggregate of 1,214,285 shares of common stock at an initial exercise price of $7.00 per share (the “New Warrants), exercisable for five years, and containing customary pro-rata anti-dilution protections; and

•	1,500,000 fully paid shares of common stock (the “New Shares”).

Under the terms of the New Indenture, the Company obtained a letter of credit from Wells Fargo Bank, National Association in a stated amount of $1.3 million in respect of approximately two years of interest payments payable under the New Convertible Notes.

The $45.0 million principal repayment on the Nonconvertible Notes and the $5.0 million gross proceeds were obtained from the $50.0 million CAP escrow account plus the accrued interest on the Nonconvertible Notes. After payment of associated fees and expenses and securing the letter of credit, net proceeds to the Company from the New Convertible Notes were approximately $3.5 million. The Convertible Noteholders have certain rights in the event of a sale of the Company and may require the repurchase of the Convertible Notes in certain circumstances.

Financings with Trident Growth Fund

On September 13, 2005 and November 25, 2005, Trident Growth Fund, L.P., (“Trident”), loaned FPT Holdings $2.0 million and $0.5 million, respectively, with interest accruing at 12% per annum. Interest was payable monthly and principal originally due on the earlier of September 30, 2006 or on consummation of a change in control transaction. In addition, Trident received warrants to purchase up to 390,625 shares of our common stock at a $4.00 exercise price. The funds received pursuant to these Notes were used for working capital. In September 2006, the maturity of the Trident notes was extended until September 2008, providing for ratable monthly amortization of the then remaining balance of $2.0 million. In January 2007, Trident exercised its Warrant rights and the Company issued Trident 234,219 of our common shares.  The Company repaid the outstanding indebtedness to Trident Growth Fund as of August 31, 2007.

Notes payable at June 30, 2006 and 2007 consisted of the following:

	June 30, 2006	June 30, 2007
Unsecured note payable to General Motors, 5.00%	$250,000	$135,969
Trident secured note payable, 12%	2,500,000	1,166,667
Senior secured nonconvertible notes, variable rate based on the greater of 4.51% or the 3 month T-Bill rate	50,000,000	-
Senior secured convertible notes, 12%	-	5,600,000

Less discount	(154,250)	(4,433,333)

Total notes payable	$52,595,750	$2,469,303

Less current portion:	52,595,750	1,100,945

Non-current portion:	$-	$1,368,358

(Weighted average interest rate - 4.88% for 2006 and 11.86% for 2007)

NOTE 6 – OTHER MATERIAL AGREEMENTS

On January 24, 2007, the Company agreed to exchange with Rodman & Renshaw LLC (“Rodman”) outstanding warrants previously issued to Rodman to purchase an aggregate of 625,000 shares of Common Stock at an exercise price of $8.00 per share for (i) new warrants to purchase 71,429 shares of Common Stock at an exercise price $7.00 per share and (ii) 150,000 fully-paid shares of Common Stock.

 In addition, on January 24, 2007, the Company entered into a Registration Rights Agreement with the holders of the New Convertible Notes and New Warrants. Under this agreement, the Company agreed to register for resale the shares of common stock issued under the Exchange Agreement and certain shares held by Rodman and Trident, 130% of the common stock underlying the New Convertible Notes (or 1,040,000 shares), and 130% of common stock issuable upon exercise of the New Warrants (or 1,650,000 shares). Under this agreement, the Company filed a registration statement with the Securities and Exchange Commission covering the resale of these shares. Effective April 24, 2007, the holders of the registration rights executed a waiver to the Registration Rights Agreement, waiving their rights to have all but 1,432,000 shares of common stock registered. The registration of these shares became effective on May 24, 2007.

The Company entered into a consulting agreement with Trident dated as of September 1, 2006 (the “Trident Consulting Agreement”), pursuant to which Trident agreed to provide consulting services to the Company. Trident agreed to assist the Company in developing its business prospects and marketing materials, advise the Company with respect to possible financing transactions and provide such other services as may be agreed from time to time.

The term of the Trident Consulting Agreement commenced on September 1, 2006 and continues for twelve months.

The Company also agreed to issue to Trident options, exercisable for a period of five years, to purchase up to 1,000,000 shares of Common Stock of the Company at an exercise price of $7.00 per share. The option was reduced to 600,000 shares as a result of repayment of the remaining balance of the 12% Senior Secured Convertible Debenture No. 1, dated September 13, 2005, previously issued to Trident as of August 31. 2007.  (See Note 13 – Subsequent events)

The value of the Trident Consulting Agreement has been estimated at $1.6 million net of expense previously recorded.  The Company has recorded $1.5 million through June 30, 2007 as consulting expense based on the contract term and will expense the remainder of the cost through the earlier of the contract term or the termination of the Trident Consulting Agreement.

In February 2007, Trident received 179,579 shares of common stock in partial exercise of the Trident options. The Trident Consulting Contract was terminated as of August 31, 2007 as a result of repayment of the indebtedness as noted above.

NOTE 7 - INTEREST EXPENSE

During the years ended June 30, 2006 and 2007, the Company recorded interest expense of $3.1 million and $5.0 million respectively.  Included in such interest expense is amortization of debt issuance costs related to the CAP Financing totaling $1.6 million and $1.9 million respectively.  Interest expense for the year ended June 30, 2007, net of the respective amortization, is attributable to the note obligations to GM, Trident and the Noteholders under the Exchange Agreement.

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at June 30, 2005 was as follows:

Foreign currency translation	$ (680,778)
Accumulated other comprehensive loss at 6/30/05:	$ (680,778)

As a result of the liquidation of the remaining foreign subsidiaries during the year ended June 30, 2006, there was no accumulated other comprehensive loss at June 30, 2006 or 2007.

NOTE 9 - INCOME TAXES

The Company has operated at a loss in recent periods and had a nominal combined federal and state income tax provision for the fiscal years ended June 30, 2006 and 2007.   No significant taxes were currently payable in these years and, as explained below, no net tax provision or benefit was recorded for deferred taxes in these periods.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets (liabilities) are as follows:
	Year Ended	Year Ended
	June 30, 2006	June 30, 2007
Deferred Tax Assets and Liabilities
Net operating losses and credit carryforwards	$6,759,706	$10,024,286
Nondeductible reserves and accruals	548,877	294,011
Depreciation and amortization	216,351	(467,367)
Capitalized research and development	692,100	2,660,359
Other	179,478	-
Temporary timing difference from debt extinguishment	-	(615,450)
Stock options	-	(203,325)

Gross deferred tax assets	$8,396,512	$11,692,514
Valuation allowance	(8,396,512)	(11,692,514)
Net deferred tax assets	-	-

Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” provides for the recognition of deferred tax assets if realization of the deferred tax assets is more likely than not.  Based upon the weight of available evidence, which includes the Company and its predecessors’ historical operating performance and the reported cumulative net losses in prior years, the Company has provided a full valuation allowance against it net deferred tax assets.  The valuation allowance increased by $3.3 million for the fiscal year ended June 30, 2007.

The Company had a federal net operating loss carryover of approximately $150 million at December 3, 2003, at which time an ownership change occurred within the meaning of Section 382 of the Internal Revenue Code (and corresponding provisions of state tax

law).   Under that provision of the Code, net operating losses incurred prior to the ownership change are subject to limited availability in the post change period.    The Company has not yet completed complex analysis of this issue but estimates the future limited net operating loss carryforward for the pre December 3, 2003 period to be approximately $11,000,000.  The tax benefit of the remainder of the pre ownership change loss has not been recognized for financial accounting purposes.

Including only that portion of the pre ownership change net operating loss that is recognized for financial accounting purposes, the federal net operating loss carry forward expires as follows:

2022	$3,548,000
2023	7,095,000
2024	4,193,000
2025	-
2026	2,487,000
2027	8,576,000
$25,899,000

As described in Notes 5 and 6 above, the CAP Agreement was executed as of January 24, 2007, and certain warrants and convertible debt were issued pursuant to the transaction.  This created a temporary difference of $1.65 million between the amount amortizable for tax and the debt extinguishment cost recognized for financial accounting purposes.   That liability has been offset against the deferred tax asset balance above.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Litigation

In August 2001, our predecessor, Old Firepond, was named as a defendant in a securities class action filed in United States District Court for the Southern District of New York related to its initial public offering (“IPO”) in February, 2000.  The lawsuit also named certain of the underwriters of the IPO, including FleetBoston, Dain Rauscher, and SG Cowen, as well as officers and directors of Firepond, Klaus P. Besier and Paul K. McDermott, as defendants.  Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which have been included in a single coordinated proceeding in the Southern District of New York (the “IPO Litigations”).  The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of Old Firepond’s stock.  An amended complaint was filed on April 19, 2002.  Old Firepond and the officers and directors identified above were named in the suits pursuant to Section 11 of the Securities Act, Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange

Act”), and other related provisions.  The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

In June 2003, a proposed settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies.  On or about July 30, 2003, a committee of Old Firepond’s Board of Directors conditionally approved the proposed partial settlement.  The settlement would have provided, among other things, a release of Firepond and of the individual defendants for the alleged wrongful conduct in the amended complaint in exchange for a guarantee from Old Firepond’s insurers regarding recovery from the underwriter defendants and other consideration from the company regarding its underwriters.  The plaintiffs have continued to litigate against the underwriter defendants.  The district court directed that the litigation proceed within a number of “focus” cases” rather than in all of the 310 cases that have been consolidated.  Old Firepond’s case is one of these focus cases.  On October 13, 2004, the district court certified the focus cases as class actions.  The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision.  On April 6, 2007, the Second Circuit denied plaintiff’s petition for rehearing.  In light of the Second Circuit opinion, the district court has been informed that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified.  The Company cannot predict whether Old Firepond will be able to renegotiate a settlement that complies with the Second Circuit’s mandate.  On August 14, 2007, plaintiffs filed a second consolidated amended class action complaint for violations of the federal securities laws against Old Firepond and others.  Due to inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

On September 13, 2005, the Company and General Motors entered into a letter agreement whereby General Motors accepted $1.25 million in cash, received a $0.25 million, 5% unsecured note the Company, cancelled the note due from the Company and released its security interest in the Company assets.  This resulted in a $1.7 million gain on settlement of which $1.5 million was a non cash settlement of principal and $0.2 million was forgiveness of interest for the year ended June 30, 2006.

The Company may from time to time also be subject to various other claims and legal actions arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition, or results of operations.

Leases

The Company leases its office space under operating leases expiring at various dates through 2011.  For the periods ended June 30, 2006 and 2007, rent expense under these agreements totaled approximately $0.2 million and $0.3 million respectively.

At June 30, 2007, the minimum future obligations under operating leases, exclusive of sublease income are as follows:

For the Fiscal Year Ended June 30,

2008	$250,000
2009	244,000
2010	218,000
2011	95,000
$807,000

NOTE 11 - STOCKHOLDERS' EQUITY

Master Exchange Agreement

On January 24, 2007, pursuant to the terms of the Exchange Agreement, the Company issued 1,500,000 fully paid shares of common stock.  (See Note 5).

PIPE Financing

In August 2006, the Company completed a private placement (the “PIPE Financing”), of an aggregate of 1,000,000 Units at $7.00 per Unit, with each Unit consisting of one share of the Company’s common stock and a warrant to purchase one additional share of common stock at $7.00 per share, exercisable for five years from the date of issuance. The aggregate gross proceeds from the PIPE Financing totaled $7.0 million.  After payment of fees and expenses of the offering, the Company received net proceeds of $6.1 million. The registration statement for the Units became effective on October 20, 2006.

In February 2007, the Company issued 413,798 shares of common stock to Trident pursuant to (1) the cashless exercise of the Trident Warrants and (2) in satisfaction of the Company’s agreement to issue to Trident options to purchase up to 600,000 shares of the maximum 1,000,000 shares of Common Stock of the Company under the Trident Consulting Agreement.  (See Note 6)

Restricted Stock Awards

On January 5, 2006, in connection with the employment of the Chief Executive Officer and the Chief Financial Officer, the Company issued restricted common stock awards for 302,419 and 201,622 shares respectively.  Such shares vest in their entirety on January 5, 2009.  In March, 2006, the Company awarded 1,250,000 common shares to certain officers, and a director which shares vest in their entirety on March 29, 2008.  These awards were valued at $0.5 million.  Based upon the market value at the time of issuance.

In March, 2006 a non-employee director was appointed to the Board of Directors and issued 60,484 shares of restricted common stock which vest on March 31, 2008.  The stock award was valued at $0.019 million, based upon the market value at the time of issuance.

In May, 2007 a non-employee director was appointed to the Board of Directors and issued 60,000 shares of restricted common stock which vest over a 24 month period.  The stock award was valued at $0.5 million, based upon the market value at the date of issuance.  In connection with the issuance, the Company agreed to pay an amount of $0.084 million to the director for estimated tax liabilities associated with the stock award.

Warrants/Options

The following is a summary of warrants outstanding at 6/30/07:

	Exercise	Number of
	price	shares
Issued in connection with Trident Agreement (net of exercised options)	$7.00	400,000*
Issued in connection with PIPE Offering	$7.00	1,100,000
Issued in connection with Master Exchange agreement	$7.00	1,285,714
Balance at June 30, 2007		2,785,714

* As a result of the termination of the Trident Agreement (See Notes 5, 6 and 14) such options were cancelled as of August 31, 2007.

The following is additional information related to warrants:

	Warrant price per share	Weighted average exercise price	Number of shares
Balance June 30, 2005	-	-	-
Granted	$4.00 to $8.00	$7.78	7,265,625
Exercised	0	0	0
Forfeited	0	0	0
Balance June 30, 2006	$4.00 to $8.00	$7.78	7,265,625

Granted	$7.00	$7.00	3,385,714
Exercised	$4.00-$7.00	$5.81	(990,625)
Retired	$8.00	-	(6,875,000)
Forfeited	-	-	-

Balance June 30, 2007	$7.00	$7.00	2,785,714

Warrants exercisable at June 30, 2007	$7.00	$7.00	2,385,714

Price per share	Weighted average remaining contractual life in years	Weighted average exercise price	Number of shares
$7.00	4.15	$7.00	2,785,714

2006 STOCK INCENTIVE PLAN

The Company has a Stock Incentive Plan designed to assist us in recruiting and retaining key employees, directors, and consultants. The plan permits us to grant to our key employees, directors, and consultants up to 1,766,000 shares of common stock pursuant to stock option awards, restricted stock grants, and other stock-based awards. In connection with this plan, the Company intends to grant to our non-employee directors an option to purchase 5,000 shares of our common stock annually on the day following our annual meeting of stockholders, with an exercise price per share equal to the fair market value of our common stock on such date. The Company intends that this will increase to 7,500 shares of our common stock per annum after such non-employee director has served on the Board of Directors for more than three years. Each such option has a ten-year term and vests on the date of the next annual meeting of stockholders. In addition, each such option becomes fully vested upon a “change in control” (as defined in the plan) or such director’s death. In the event a non-employee director ceases to be a director for any reason (other than death), such director may exercise his or her then vested options for six months. In the event of death, his or her options shall remain exercisable for a period of 12 months. In addition, upon becoming a member of the Board of Directors, each director will receive restricted stock grants ranging from 60,000 shares of common stock to 101,000 shares.

NOTE 12 - PROFIT-SHARING PLAN

The Company sponsors a defined contribution profit-sharing plan for US employees which conforms to Internal Revenue Service provisions for 401(k) plans. Employees must be at least 21 years of age to be eligible to participate in the plan.  Participants may contribute up to 100% of their earnings.  The Company has the option to match 50% of the first 2% and 25% of the next 4% of employee contributions and may make additional contributions as determined by the board of directors.  There were no employer matching contributions in the periods ended June 30, 2006 and June 30, 2007.

NOTE 13 - SUBSEQUENT EVENTS

In July 2007, the Board of Directors approved the grant of 495,000 stock options to employees from the 2006 Stock Incentive Plan.  Such options have not as yet been issued. After issuance of such options, 1,211,000 shares will remain available under the 2006 Stock Incentive Plan for future awards.

On August 2, 2007, the Company entered into a Securities Purchase Agreement with certain holders of the Senior Secured Convertible Notes issued in January 2007. As part of the Securities Purchase Agreement, the Company sold for $3.0 million in gross proceeds, secured subordinated notes due May 2008 in the face amount of approximately $3.3 million. The Company also issued the note holders 125,000 shares of common stock. The maturity of the notes will accelerate if the Company raises at least $5.0 million in gross proceeds in an equity offering. The common stock will be registered if, in the two-year period beginning on August 2, 2007, the Company files a registration statement, unless such registration statement is for shares issued in conjunction with (1) an acquisition of another company or company benefit plans, or (2) pursuant to a bona fide firm commitment underwritten public offering with a nationally recognized investment bank that generates gross proceeds to us in excess of $5.0 million (other than certain shelf registrations). In the event of a change in control, the note holders may require that the Company repurchase the notes at 110% of the outstanding principal amount.

The Company used $1.0 million of the net proceeds of the Securities Purchase Agreement to repay the outstanding indebtedness to Trident Growth Fund as of August 31, 2007.