Form 10QSB
period 2007-09-30
Firepond, Inc.
filed 2007-11-09
CIK 1012316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________________to ________________

Commission file number: 000-28515

FIREPOND, INC.
--------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

                                               Delaware                                                                   20-3446646
                                 (State or other jurisdiction of                                            (IRS Employer
                              incorporation or organization)                                       identification no.)
----------------------------------------------------------------------------------------------

205 Newbury Street, Suite 204, Framingham, MA 01701
--------------------------------------------------------------------------------
(Address of principal executive offices)
(508) 820 4300
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) after distribution of securities under a plan confirmed by a court: Yes |X| No |_|

The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of November 8, 2007 is 8,349,239 shares.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

FIREPOND, INC.
INDEX

Part I. Financial Information

Item 1.    Consolidated Financial Statements

FIREPOND, INC.
CONSOLIDATED BALANCE SHEET
September 30, 2007
(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$ 1,407,427
Restricted cash	1,009,780
Accounts receivable, net	710,654
Other current assets	116,304
Total current assets	3,244,165
Property and equipment, net	84,517
Debt issuance costs	1,402,653
Goodwill	4,772,413
Deposits and deferred offering costs	384,094
Total assets	$ 9,887,842

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term notes payable	$ 3,102,479
Accounts payable	640,800
Accrued liabilities	1,404,723
Deferred revenue	1,386,355
Total current liabilities	6,534,357
Non-current deferred revenue	39,972
Long-term notes payable net of unamortized discount of $3,733,334	1,875,495
Total Liabilities	8,449,824

Stockholders' equity
Preferred stock, $0.001 par value
Authorized - 5,000,000 shares
Issued and outstanding - none	-
Common stock, $0.001 par value
Authorized - 100,000,000 shares
Issued and outstanding - 8,349,239 shares	8,349
Additional paid-in capital	30,666,808
Accumulated deficit	(28,703,158)
Deferred compensation	(533,981)
Total stockholders' equity	1,438,018

Total liabilities and stockholders' equity	$ 9,887,842

The accompanying notes are an integral part of these consolidated financial statements.

FIREPOND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three Months Ended September 30, 2006 and 2007
(Unaudited)

	2006	2007
Revenues
OnDemand revenues	$ 315,811	$ 549,665
Enterprise revenues	712,201	616,421
Total revenues	1,028,012	1,166,086

Cost of revenues
OnDemand costs	290,001	380,676
Enterprises costs	141,673	78,166
Total cost of revenues	431,674	458,842

Gross profit	596,338	707,244

Operating expenses
Sales and marketing	397,222	554,514
General and administrative	959,849	1,013,542
Research and development	523,216	470,293
Restructuring and other special charges	(14,285)	-

Total operating expenses	1,866,002	2,038,349

Loss from operations	(1,269,664)	(1,331,105)

Other income (expense), net
Interest expense	(1,834,118)	(1,314,835)
Interest and other income	599,675	24,111
Total other income (expense), net	(1,234,443)	(1,290,724)

Net Loss	$ (2,504,107)	$ (2,621,829)

Net loss per share - basic and diluted

Net loss per share	$ (0.66)	$ (0.34)

Basic and diluted weighted average
common shares outstanding	3,785,916	7,676,451

The accompanying notes are an integral part of these consolidated financial statements.

FIREPOND, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For The Three Months Ended September 30, 2007
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Deferred Compensation	Stockholder’s Equity

Balance, June 30, 2007	8,224,239	$8,224	$29,898,183	$(26,081,329)	$ (976,356)	$ 2,848,722

Issuance of common stock under bridge loan	125,000	125	768,625	-	-	768,750

Net loss for the three months ended
September 30, 2007	-	-	-	(2,621,829)	442,375	(2,179,454)

Balance, September 30, 2007	8,349,239	$8,349	$30,666,808	$(28,703,158)	$ (533,981)	$ 1,438,018

The accompanying notes are an integral part of these consolidated financial statements.

FIREPOND, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For The Three Months Ended September 30, 2006 and 2007
(Unaudited)

	2006	2007
Cash flows from operating activities
Net loss	$ (2,504,107)	($2,621,829)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,178,598	1,060,485
Stock based compensation expense	63,999	442,375
Changes in assets and liabilities
Accounts receivable	(490,317)	90,552
Other current assets	(66,146)	3,856
Accounts payable	(263,781)	70,493
Accrued liabilities	(231,316)	124,220
Deferred revenue	119,844	(124,721)

Net cash used in operating activities	(2,193,226)	(954,569)

Cash flows from investing activities
Purchase of property and equipment	(14,968)	(30,958)
Decrease(Increase) in restricted cash	(2,500,000)	152,810
Other assets	41,767	(6,031)
Net cash provided by (used in) investing activities	(2,473,201)	115,821

Cash flows from financing activities
Proceeds from sale of stock, net of expenses	6,045,691	-
Borrowings under notes payable, net of repayments	(500,000)	1,808,672
Deferred offering costs	-	(364,614)
Debt issuance costs	(24,973)	112,145
Net cash provided by financing activities	5,520,718	1,556,203

Net increase in cash and cash equivalents	854,291	717,455

Cash and cash equivalents, on June 30, 2006 and 2007	831,184	689,972

Cash and cash equivalents, on September 30, 2006 and 2007	$ 1,685,475	$1,407,427

Supplemental cash flow information:
Cash interest paid during the period	$ 48,667	$ 136,430

Non Cash Financing and Investing Activities:

During the quarter ended September 30, 2007, the Company issued 125,000 shares of common stock valued at $768,750 in connection with the Bridge Loan.  See Note 4.

The accompanying notes are an integral part of theses consolidated financial statements.

FIREPOND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

NOTE 1 – THE COMPANY
Description of Business
Firepond, Inc. (f.k.a. FP Technology, Inc., together, the "Company”) is a pioneer in software solutions that help companies with complex products to convert more leads into accurate orders.  Companies with complex products may achieve measurable and meaningful returns on investment using the Company’s technology by reducing total cost of sales, whether sales are generated through a direct sales force, an indirect channel network or via the web.

The Company generates revenue from its new OnDemand, multi-tenant, subscription based software as well as legacy license and service revenue.  The OnDemand product was launched in commercial form in January 2006 and the Company is strategically transitioning from an historic enterprise software model to a web based delivery model.   License revenue is generated from licensing the rights to the use of Company’s packaged software products.  Service revenue is generated from sales of maintenance; consulting and training services performed for customers that license the Company’s products.

Prior to September 13, 2005, the Company’s assets were owned and operated by a predecessor company also named Firepond, Inc., or Old Firepond, which was subsequently liquidated.  Its remaining assets and liabilities are being administered by a liquidating trust.

Principles of Consolidation
The financial statements presented herein include the consolidated financial statements of Firepond, and the Firepond liquidating trust.

Basis of Presentation and Continuance of Operations
The accompanying unaudited, consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the three month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008, or for any future period. These unaudited consolidated financial statements and notes should be read in conjunction with the consolidated financial statements included in the Company's Form 10-KSB for the fiscal year ended June 30, 2007.

Furthermore, these unaudited, consolidated financial statements have been prepared by the Company on a going concern basis. As such, the statements anticipate the realization of assets and the liquidation of liabilities in the normal course of business.

FIREPOND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Notwithstanding this fact, the Company has, for some time, been incurring losses and negative cash flow from operations.  For the three month period ended September 30, 2007, the Company incurred a net loss of approximately $2.6 million and negative cash flow from operations of approximately $955,000. For the fiscal year ended June 30, 2007, the Company incurred a net loss of approximately $23.3 million and negative cash flows from operations of approximately $5.4 million. Moreover, while demand for the Company’s OnDemand applications seems to be growing, it is not clear at this point that future operational cash flow will be sufficient to sustain present operations and meet debt obligations that mature in the next twelve months.  The Company is, therefore, likely to require additional capital either in the form of new debt, renegotiation of existing debt facilities or equity infusions.

In the past, the Company has been successful in completing numerous rounds of financing, including a $7.0 million PIPE Financing in August 2006,  the January 2007 restructuring of the CAP financing, providing $3.5 million of net proceeds, and the August 2007 short term debt financing providing $2.95 million in net proceeds. However, no assurances can be given that additional financing will be available, in which case, the Company’s ability to achieve its business objectives will be adversely affected.  The accompanying consolidated financial statements do not include any adjustments that might result from such adverse outcomes.

The Company has chosen to report the expenses associated with its sales and marketing efforts as a separate line item in its current results for the three month period ended September 30, 2007 and accordingly has reclassified the prior period ended September 30, 2006 to conform to the 2007 financial statement presentation.  Previously such expenses were combined with the general and administrative expenses and such costs and expenses were reported as a single line item.

During the three month period ended September 30, 2007, the Company determined that certain expenses consisting of human resource costs, information systems costs and facilities costs previously allocated to cost of revenues should be classified as general and administrative expenses.  This adjustment resulted in reclassification of $84,000 in the three month period ended September 30, 2006 from cost of revenues to general and administrative expenses.  In addition, the Company determined to differentiate cost of revenues in the same manner it classifies revenues.

On August 14, 2007, the Company filed a registration statement on Form SB-2 with the U.S. Securities and Exchange Commission for a proposed public offering of the Company’s common stock.  The Company believes that the successful completion of the proposed equity offering will provide it with the necessary capital resources to meet all of its future obligations, including all debt repayment obligations that may arise in the next twelve months as well as expand the Company’s operations to meet perceived growing demand for its products and services. However, no assurance can be given that the proposed equity offering will be completed, or that if completed, will be on terms that are favorable or acceptable to the Company.

FIREPOND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007 and have not changed materially as of September 30, 2007.

NOTE 3 - INCOME TAXES

No provision for income taxes is required at September 30, 2007 because the Company has recognized a loss for financial reporting purposes in the fiscal period.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or Interpretation 48, during the current fiscal quarter. As a result of the implementation of Interpretation 48, the Company determined that an "ownership change" had occurred upon the acquisition of the Company's predecessor’s stock by Jaguar Technology Holding, LLC on December 2, 2003. As such, section 382 of the Internal Revenue Code may limit the Company's ability to utilize net operating loss carryovers and tax credit carryovers.  The Company has not completed the detailed analysis underlying the calculation of the applicable limitation but believes a deferred tax assets equal to approximately $10.9 million should be recognized.  This asset has been fully offset by a valuation allowance.   Management does not believe that the estimates of unrecognized tax benefits will change significantly in the next 12 months.

NOTE 4 - RECENT FINANCINGS

Bridge Loan
On August 2, 2007, the Company entered into a Securities Purchase Agreement (the “Bridge Loan”) with certain holders of the Senior Secured Convertible Notes we issued in January 2007. As part of the Securities Purchase Agreement, the Company sold for $3.0 million in gross proceeds, secured subordinated notes due May 2008 in the face amount of approximately $3.3 million, resulting in an original issue discount of 15% per annum calculated for the nine-month term.  After maturity, interest will accrue at the rate of 15% per annum. The Company also issued the note holders 125,000 shares of common stock. The maturity of the notes will accelerate in their entirety in the event the Company raises at least $5.0 million in gross proceeds in an equity offering. The common stock will be registered if, in the two-year period beginning on August 2, 2007, the Company files a registration statement, unless such registration statement is for shares issued in conjunction with (1) an acquisition of another company or company benefit plans, or (2) pursuant to a bona fide firm commitment underwritten public offering with a nationally recognized investment bank that generates gross proceeds to the Company in excess of $5.0 million (other than certain shelf registrations). In the event of a change in control of the Company, the note holders may require that the Company repurchase the notes at 110% of the outstanding principal amount.

FIREPOND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

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

•	Warrants to acquire in the aggregate up to 6,875,000 shares of the Company’s common stock (including warrants granted to the placement agent to acquire 625,000 shares of our common stock).

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

FIREPOND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

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

In addition, on January 24, 2007, the Company entered into a Registration Rights Agreement with the holders of the New Convertible Notes and New Warrants. Under this agreement, the Company agreed to register for resale the shares of common stock issued under the Exchange Agreement and certain shares held by Rodman and Trident, 130% of the common stock underlying the New Convertible Notes (or 1,040,000 shares), and 130% of common stock issuable upon exercise of the New Warrants (or 1,650,000 shares). Under this agreement, the Company filed a registration statement with the U.S. Securities and Exchange Commission covering the resale of these shares. Effective April 24, 2007, the holders of the registration rights executed a waiver to the Registration Rights Agreement, waiving their rights to have all but 1,432,000 shares of common stock registered. The registration of these shares became effective on May 24, 2007.

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

FIREPOND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

The term of the Trident Consulting Agreement commenced on September 1, 2006 and continued for twelve months.

The Company also agreed to issue to Trident options, exercisable for a period of five years, to purchase up to 1,000,000 shares of Common Stock of the Company at an exercise price of $7.00 per share. In February 2007, Trident received 179,579 shares of common stock in partial exercise of the Trident options.

The Trident Consulting Contract was terminated and all remaining Trident options were cancelled as a result of repayment of the remaining balance of the 12% Senior Secured Convertible Debenture No. 1, dated September 13, 2005, as of August 31. 2007.

NOTE 7 – LITIGATION

In August 2001, our predecessor, Old Firepond, was named as a defendant in a securities class action filed in United States District Court for the Southern District of New York related to its initial public offering (“IPO”) in February 2000.  The lawsuit also named certain of the underwriters of the IPO, including FleetBoston, Dain Rauscher, and SG Cowen, as well as officers and directors of Old Firepond, Klaus P. Besier and Paul K. McDermott, as defendants.  Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which have been included in a single coordinated proceeding in the Southern District of New York (the “IPO Litigations”).  The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of Old Firepond’s stock.  Old Firepond and the officers and directors identified above were named in the suits pursuant to Section 11 of the Securities Act, Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and other related provisions.  The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

In June 2003, a proposed settlement of this litigation was structured between the plaintiffs, defendants and insurance companies.  In July 2003, a committee of Old Firepond’s Board of Directors conditionally approved the proposed partial settlement.  The settlement would have provided, among other things, a release of Old Firepond and the individual defendants for the alleged wrongful conduct in the amended complaint in exchange for a guarantee from Old Firepond’s insurers regarding recovery from the underwriter defendants and other consideration from the company regarding its underwriters.

FIREPOND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

The plaintiffs have continued to litigate against the underwriter defendants.  The district court directed that the litigation proceed within a number of “focus” cases” rather than in all of the 300 cases that have been consolidated.  Old Firepond’s case is one of these focus cases.  On October 13, 2004, the district court certified the focus cases as class actions.  The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision, which had the effect of de-certifying the class involved in the focus cases.  On April 6, 2007, the Second Circuit denied plaintiff’s petition for rehearing.  In light of the Second Circuit opinion, the district court has been informed that the overall settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified.

The Company cannot predict whether Old Firepond will be able to renegotiate a settlement that complies with the Second Circuit’s mandate.  On August 14, 2007, plaintiffs filed a second consolidated amended class action complaint for violations of the federal securities laws against Old Firepond and others.

The Company is not a party to this litigation, which involves only the Company’s predecessor, Old Firepond.  The proposed settlement, which was structured prior to the de-certification of the focus cases class, would not have involved any liability to the Company.  Although litigation by its nature is uncertain, the Company does not believe that it will have any liability or exposure in connection with the ultimate disposition of this lawsuit involving Old Firepond.

NOTE 8 - STOCKHOLDERS' EQUITY

Bridge Loan
On August 2, 2007, pursuant to the terms of a Securities Purchase Agreement, the Company issued the note holders therein 125,000 shares of common stock.  (See Note 4).

Stock Options
On July 30, 2007, the Compensation Committee of the Board of Directors recommended that management’s proposal for the grant of options to purchase up to 495,000 shares of the Company’s common stock to 42 different employees pursuant to the 2006 Stock Incentive Plan (the “Plan”) be approved for consideration by the Board of Directors, subject to compliance with all state and federal securities laws and regulatory requirements pertaining to the granting of awards under the Plan.  To date, such approval has not been granted.  In the event the recommendation of the Compensation Committee is approved by the Board of Directors, 1,211,000 shares will remain available under the Plan for future awards.  Previous Company disclosures incorrectly indicated that the Board of Directors had already approved the aforementioned grants.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our discussion includes forward-looking statements, which involve certain risks and uncertainties.  Certain statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company” are forward-looking statements that involve risks and uncertainties. Words such as anticipates, expects, intends, plans, believes, seeks, estimates, and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from these expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under “Risk Factors”, “Overview”  and “Liquidity and Capital Resources” included in these sections and those appearing elsewhere in this Form10-QSB. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. Rounding of figures for presentation purposes sometimes results in inconsistent results for comparison purposes.  We believe these inconsistencies to be immaterial.

As used in this report, the terms “we”, “us”, “our” or “the Company” mean Firepond, Inc.

Executive Summary

Corporate Overview
We are a leading provider of multi-tenant, on-demand software that automates and simplifies the process companies use to sell complex products and services. Our Configure, Price, Quote, or CPQ, software-as-a-service automates complex sales processes, improves order accuracy, and accelerates sales cycles. We have designed our CPQ product to be a low-cost Internet-based software application delivered on a subscription basis. This model allows us to provide functionality to companies of all sizes that have typically been available only to large enterprises with substantial information technology resources and budgets. Our Firepond CPQ OnDemand product offering capitalizes on our extensive expertise in sales automation software and combines it with the positive attributes of multi-tenant, Internet-based delivery.

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

Financial Condition
At September 30, 2007, the Company had net assets of $1.4 million as compared to $2.5 million at September 30, 2006. Accounts payable at September 30, 2007 were $641,000 as compared to $260,000 at September 30, 2006. Accrued liabilities were $1.4 million at September 30, 2007 as compared to $1.9 million at September 30, 2006. Notes payable were $5.0 million at September 30, 2007 as compared to $52.3 million at September 30, 2006. The decrease in notes payable was primarily the result of the extinguishment of the CAP Financing and the execution of the Exchange Agreement (See Note 5 to the Consolidated Financial Statements). The Company had a working capital deficit of $3.3 million as of September 30, 2007 as compared to a working capital deficit of $2.5 million at September 30, 2006.

Results of Operations

Three Months Ended September 30, 2007 and September 30, 2006

	2006	% of	2007	% of
	Amount	Revenues	Amount	Revenues
Revenues
OnDemand revenues	$315,811		$549,665
Enterprise revenues	712,201		616,421
Total revenues	1,028,012		1,166,086
Cost of revenues
OnDemand cost of revenues	290,001		380,676
Enterprise cost of revenues	141,673		78,166
Total cost of revenues	431,674	42.0	458,842	39.3

Gross profit	596,338	58.0	707,244	60.7

Operating expenses
Sales and marketing	397,222	38.6	554,514	47.6
General and administrative	959,849	93.4	1,013,542	86.9
Research and development	523,216	50.9	470,293	40.3
Restructuring	(14,285)	(1.4)	-	-
Total operating expenses	1,866,002	181.5	2,038,349	174.8

Loss from operations	(1,269,664)	(123.5)	(1,331,105)	(114.1)

Other income (expense), net
Interest expense	(1,834,118)	(178.4)	(1,314,835)	(112.8)
Interest and other income	599,675	58.3	24,111	2.1
Total other income (expense), net	(1,234,443)	(120.1)	(1,290,724)	(110.7)

Net loss	$(2,504,107)	(243.6)	$(2,621,829)	(224.8)

Three Months ended September 30, 2007 compared to September 30, 2006

Revenues
Revenues for the three months ended September 30, 2007 were $1.2 million as compared to revenues of $1.0 million for the three months ended September 30, 2006, an increase of $138,000 or 13.4%. This increase in revenues resulted primarily from new sales of OnDemand subscriptions and services.  OnDemand revenue increased during the quarter ended September 30, 2007 by $234,000 or 74.1% over the prior year fiscal quarter ended September 30, 2006.  This increase was a result of the continuing emphasis and growth in our OnDemand segment. Enterprise revenues declined, as anticipated, by $96,000 or 13.5%, reflecting the declining emphasis in our Enterprise software segment.  Based on the Company’s business strategy, future results should reflect a continuing shift from Enterprise to OnDemand revenues.

Cost of Revenues
Cost of revenues consists of license costs, maintenance costs, hosting costs and service costs. Cost of revenues were $459,000 in the three months ended September 30, 2007 as compared to $432,000 for the three months ended September 30, 2006, an increase of $27,000 or 6.3%.   Specifically, OnDemand cost of revenues increased $91,000 or approximately 31.3% during the three months ended September 30, 2007 over the prior year fiscal quarter ended September 30, 2006 while Enterprise cost of revenues declined $64,000 or 44.8% in comparison to the prior year three month period.  The increase in OnDemand costs was primarily attributable to increased costs associated with increased OnDemand revenues while the decline in Enterprise costs was attributable to our continuing shifting focus to the OnDemand segment.

Operating Expenses
Operating expenses were $2.0 million in the three months ended September 30, 2007 as compared to $1.9 million for the three months ended September 30, 2006, an increase of $172,000 or 9.2%. This increase was primarily the result of an increase in sales, general and administrative expenses and other costs and expenses associated with increasing our sales efforts and lead generation activities for the OnDemand segment. Sales and marketing expenses increased by $157,000 or 39.6% due primarily to trade shows and advertising efforts.  General and administrative expenses increased by $54,000 or 5.6% primarily as a result of salaries and other personnel-related costs for executive, financial, human resource, information services, and other administrative functions, as well as the amortization of legal and accounting costs associated with the Exchange Agreement transaction and certain consulting costs.  Research and development costs decreased in the three months ended September 30, 2007 to $470,000 from $523,000 in the prior year three month period, a decrease of $53,000 or 10.1%.  The decrease is primarily attributable to certain benefit costs, contractor costs and license costs incurred in the three months ended September 30, 2006 that were not incurred in the current three month period.

Other Income (Expense)
Other expense was approximately $1.3 million for the three months ended September 30, 2007 as compared to approximately $1.2 million for the three months ended September 30, 2006, an increase of $56,000.   This increase was primarily attributable to the impact upon interest income earned and interest expense incurred as a result of the restructuring of the CAP Financing in January 2007.  See Note 5 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for working capital, repayment of debt, and general corporate needs. Our main sources of liquidity and capital have been a variety of debt and equity financings (see below).   As of September 30, 2007, cash and cash equivalents were approximately $1.4 million and restricted cash was approximately $1.0 million as compared with cash and cash equivalents of approximately $1.7 million and restricted cash of $50 million as of September 30, 2006.    See “Financial Condition” above. Our working capital at September 30, 2007 was a deficit of $3.3 million compared to a working capital deficit of $2.5 million at September 30, 2006.

The Company has, for some time, been incurring losses and negative cash flow from operations. For the fiscal year ended June 30, 2007, we incurred a net loss of approximately $23.3 million and negative cash flows from operations of approximately $5.4 million. For the fiscal period ended September 30, 2007 we incurred a net loss of approximately $2.6 million and negative cash flow from operations of approximately $955,000.   Moreover, while demand for our on-demand applications seems to be growing, it is not clear at this point that future operational cash flow will be sufficient to sustain present operations and meet debt obligations that mature in the next twelve months.  We are, therefore, likely to require additional capital either in the form of new debt, renegotiation of existing debt facilities or equity infusions.

In the past, we have been successful in completing numerous rounds of financing, including a $7 million  PIPE Financing in August 2006,  the January 2007 restructuring of the CAP Financing, providing $3.5 million of net proceeds, and the August 2007 short term debt financing providing $2.95 million in net proceeds.   However, no assurances can be given that additional financing will be available, in which case, our ability to achieve our business objectives may be adversely affected.  The accompanying consolidated financial statements do not include any adjustments that might result from such adverse outcomes.

On August 14, 2007, we filed a registration statement on Form SB-2 with the U.S. Securities and Exchange Commission for a proposed public offering of our common stock.  We believe that the successful completion of the proposed equity offering will provide us with the necessary capital resources to meet all of our future obligations, including debt repayment obligations that are scheduled during the next twelve months as well as expand our operations to meet perceived growing demand for our products and services. However, no assurance can be given that the proposed equity offering will be completed, or that if completed, will be on terms that are favorable or acceptable to us.

August 2007 Bridge Financing
On August 2, 2007, we entered into a Securities Purchase Agreement with certain holders of the Senior Secured Convertible Notes we issued in January 2007. As part of the Securities Purchase Agreement, we sold for $3 million in gross proceeds secured subordinated notes due May 2008 in the face amount of approximately $3.3 million, providing for original issue discount of 15% per annum. We also issued the note holders 125,000 shares of common stock. The maturity of the notes will accelerate if we raise at least $5 million in gross proceeds in an equity offering. The common stock will be registered if, in the two-year period beginning on August 2, 2007, we file a registration statement unless such registration statement is for shares issued in conjunction with (1) an acquisition of another company or company benefit plans, or (2) pursuant to a bona fide firm commitment underwritten public offering with a nationally recognized investment bank that generates gross proceeds to us in excess of $5 million (other than certain shelf registrations). In the event of a change in control of our company, the note holders may require that we repurchase the notes at 110% of the outstanding principal amount.   We used $1 million of the net proceeds of the Securities Purchase Agreement to repay the outstanding indebtedness to Trident Growth Fund.   The remaining net proceeds are being used for working capital purposes.

Cash Used in Operating Activities
Cash used in operating activities for the three month period ended September 30, 2007 was $1.0 million as compared to $2.2 million for the three month period ended September 30, 2006. The cash used in operating activities for the three months ended September 30, 2007 period was primarily attributable to a net loss of $2.6 million, offset by non-cash charges of $1.5 million related to depreciation and amortization and changes in the amount of current assets and current liabilities. The cash used in operating activities for the three months ended September 30, 2006 period was primarily attributable to a net loss of $2.5 million adjusted for non-cash charges for depreciation and amortization expense of $1.2 million and changes in the amount of current assets and current liabilities.

Cash Provided by (Used In) Investing Activities
For the three month period ended September 30, 2007, the Company generated $116,000 from investing activities. The Company used $153,000 in restricted cash to pay interest on the New Convertible Notes and $37,000 for the acquisition of certain property and other assets. For the three month period ended September 30, 2006, the cash used in investing activities resulted from investing $2.5 million in restricted cash pursuant to the terms of the CAP Financing and liquidation of certain other assets and the purchase of certain property and equipment resulting in net cash provided by investing activities of $27,000.

Cash Provided by (Used In) Financing Activities
For the three months ended September 30, 2007, the Company provided $1.6 million in cash from financing activities comprised of net proceeds from the issuance of debt net of repayments of $1.8 million, debt issuance costs of $112,000, less payment of deferred costs related to our pending equity offering. For the three months ended September 30, 2006, the Company generated $5.5 million in cash from the proceeds from the sale of stock (net of expenses) of $6 million less debt issuance costs of $25,000 and repayments of debt of $500,000.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of September 30, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of September 30, 2007 our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

(c)	Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.  We may from time to time be subject to various claims and legal actions arising in the ordinary course of business.

Please refer to Note 7 to our financial statements included elsewhere in this Report for a discussion of a litigation matter involving a predecessor company to us, whose assets are being administered by a trust.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

August 2007 Bridge Financing
On August 2, 2007, we entered into a Securities Purchase Agreement with certain holders of the Senior Secured Convertible Notes we issued in January 2007. As part of the Securities Purchase Agreement, we sold for $3 million in gross proceeds secured subordinated notes due May 2008 in the face amount of approximately $3.3 million, providing for original issue discount of 15% per annum. We also issued the note holders 125,000 shares of common stock. The maturity of the notes will accelerate if we raise at least $5 million in gross proceeds in an equity offering. The common stock will be registered if, in the two-year period beginning on August 2, 2007, we file a registration statement unless such registration statement is for shares issued in conjunction with (1) an acquisition of another company or company benefit plans, or (2) pursuant to a bona fide firm commitment underwritten public offering with a nationally recognized investment bank that generates gross proceeds to us in excess of $5 million (other than certain shelf registrations). In the event of a change in control of our company, the note holders may require that we repurchase the notes at 110% of the outstanding principal amount.   We used $1.0 million of the net proceeds of the Securities Purchase Agreement to repay the outstanding indebtedness to Trident Growth Fund.   The remaining net proceeds are being used for working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

We recently established a Nominating Committee of the Board of Directors to recommend to monitor the size and composition of the Board of Directors of the Company and recommend to the full Board nominations for election to the Board of Directors. The Nominating Committee has adopted a charter which sets forth the procedures by which stockholders may recommend nominees to the Board of Directors, and a current copy of this charter is available on our website at www.firepond.com. Prior to adoption of the Nominating Committee charter, we did not have formal procedures in place for nomination of directors.

ITEM 6. EXHIBITS

4.1
Securities Purchase Agreement, dated as of August 2, 2007, by and among the Registrant and the Purchasers (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 6, 2007).

4.2
Form of Senior Secured Subordinated Note, dated as of August 2, 2007, between the Registrant and each respective Purchaser  (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 6, 2007).

4.3
Security Agreement, dated as of August 2, 2007, between the Registrant and Radcliffe SPC, Ltd. for and on behalf of the Class A Segregated Portfolio, a Cayman Islands segregated portfolio company, in its capacity as collateral agent for the holders of the Subordinated Notes  (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 6, 2007).

4.4
Supplemental Indenture No.1, dated as of August 2, 2007, between the Registrant and The Bank of New York, as Trustee  (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 6, 2007).

4.5
Intercreditor and Subordination Agreement, dated as of August 2, 2007, between The Bank of New York, as collateral agent under the Indenture dated January 24, 2007, and Radcliffe SPC, Ltd. for and on behalf of the Class A Segregated Portfolio, a Cayman Islands segregated portfolio company, in its capacity as collateral agent for the holders of the Subordinated Notes  (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 6, 2007).

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

Date: November 8, 2007	Firepond, Inc. (Registrant)

/s/ William Santo	/s/ Stephen Peary
William Santo, CEO	Stephen Peary, CFO