Form 10QSB
period 2007-12-31
Firepond, Inc.
filed 2008-02-15
CIK 1012316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) after distribution of securities under a plan confirmed by a court: Yes |X| No |_|

The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of February 14, 2008 is 8,349,239 shares.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

FIREPOND, INC.
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Firepond, Inc.
CONSOLIDATED BALANCE SHEET
December 31, 2007
(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$251,074
Restricted cash	794,326
Accounts receivable, net of allowance for doubtful
accounts of $75,520	1,529,300
Other current assets	149,736

Total current assets	2,724,436

Property and equipment, net	78,494
Debt issuance costs	978,117
Goodwill	4,772,413
Deposits, deferred offering costs and other assets	339,001

Total assets	$8,892,461

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Short-term notes payable	$3,086,216
Accounts payable	632,819
Accrued liabilities	1,101,501
Deferred revenue	2,011,250

Total current liabilities	6,831,786

Long-term notes payable net of unamortized discount of $3,033,333	2,566,667
Non-current deferred revenue	55,447

Total liabilities	9,453,900

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.001 par value
Authorized - 5,000,000 shares
Issued and outstanding - none	-
Common stock, $0.001 par value
Authorized - 100,000,000 shares
Issued and outstanding - 8,349,239 shares	8,349
Additional paid-in capital	30,666,808
Accumulated deficit	(30,831,180)
Deferred compensation	(405,416)

Total stockholders' equity (deficit)	(561,439)

Total liabilities and stockholders' equity (deficit)	$8,892,461

The accompanying notes are an integral part of these consolidated financial statements.

Firepond, Inc.
CONSOLIDATED STATMENT OF OPERATIONS
For the Three Month Ended December 31, 2006 and 2007
(Unaudited)

Revenues	2006	2007
OnDemand revenues	$620,828	$510,143
Enterprise revenues	523,886	987,819
Total revenues	1,144,714	1,497,962

Cost of revenues
OnDemand costs	312,264	393,259
Enterprises costs	123,535	57,581
Total cost of revenues	435,799	450,840

Gross profit	708,915	1,047,122

Operating expenses
Sales and marketing	498,219	467,271
General and administrative	1,356,461	861,069
Research and development	511,001	451,093
Settlement of claim	(147,500)	-

Total operating expenses	2,218,181	1,779,433

Loss from operations	(1,509,266)	(732,311)

Other income (expense), net
Interest expense	(1,364,056)	(1,406,537)
Interest and other income	606,043	10,826
Total other income (expense), net	(758,013)	(1,395,711)

Net Loss	$ (2,267,279)	$(2,128,022)

Net loss per share - basic and diluted

Net loss per share	$(0.53)	$(0.27)

Basic and diluted weighted average
common shares outstanding	4,285,916	7,971,229

The accompanying notes are an integral part of these consolidated financial statements.

Firepond, Inc.
CONSOLIDATED STATMENT OF OPERATIONS
For the Six Month Ended December 31, 2006 and 2007
(Unaudited)

Revenues	2006	2007
OnDemand revenues	$ 936,639	$ 1,059,808
Enterprise revenues	1,236,087	1,604,240
Total revenues	2,172,726	2,664,048

Cost of revenues
OnDemand costs	602,265	773,935
Enterprises costs	265,208	135,747
Total cost of revenues	867,473	909,682

Gross profit	1,305,253	1,754,366

Operating expenses
Sales and marketing	895,441	1,021,785
General and administrative	2,316,310	1,874,611
Research and development	1,034,217	921,386
Restructuring and other special charges	(14,285)	-
Settlement of claim	(147,500)	-

Total operating expenses	4,084,183	3,817,782

Loss from operations	(2,778,930)	(2,063,416)

Other income (expense), net
Interest expense	(3,198,174)	(2,721,372)
Interest and other income	1,205,718	34,937
Total other income (expense), net	(1,992,456)	(2,686,435)

Net Loss	$ (4,771,386)	$ (4,749,851)

Net loss per share - basic and diluted

Net loss per share	$ (1.18)	$ (0.61)

Basic and diluted weighted average
common shares outstanding	4,035,916	7,814,360

The accompanying notes are an integral part of these consolidated financial statements.

Firepond, Inc.
CONSOLIDATED STATMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Six Month Ended December 31, 2007
(Unaudited)

	Common Stock			Retained Earnings
		$0.001	Additional Paid	(Accumulated	Deferred	Stockholders'
	Shares	Par Value	In Capital	Deficit)	Compensation	Equity

Balance, June 30, 2007	8,224,239	$8,224	$29,898,183	$(26,081,329)	$(976,356)	$2,848,722

Issuance of common stock under bridge loan	125,000	125	768,625	-	-	768,750

Net loss for the six months ended
December 31, 2007	-	-	-	(4,749,851)	570,940	(4,178,911)

Balance, December 31, 2007	8,349,239	$8,349	$30,666,808	$(30,831,180)	$(405,416)	$(561,439)

The accompanying notes are an integral part of these consolidated financial statements.

Firepond, Inc.
CONSOLIDATED STATMENT OF CASH FLOWS
For the Six Months Ended December 31, 2006 and 2007
(Unaudited)

	2006	2007
Cash flows from operating activities
Net loss	$(4,771,386)	$(4,749,851)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,905,491	2,196,768
Amortization of stock based compensation	127,998	570,940
Changes in assets and liabilities
Accounts receivables	(940,670)	(728,094)
Other current assets	(83,961)	(29,576)
Accounts payable	(137,927)	62,512
Accrued liabilities	330,715	(179,002)
Deferred revenue	310,547	515,649

Net cash used in operating activities	(3,259,193)	(2,340,654)

Cash flows from investing activities
Purchase of property and equipment	(18,763)	(36,683)
Restricted cash	(2,500,000)	368,264
Other assets	41,767	(24,978)

Net cash provided by or (used in) investing activities	(2,476,996)	306,603

Cash flows from financing activities
Proceeds from sale of stock net of expenses	6,000,076	-
Borrowing under notes payable net of repayments	(899,089)	1,783,581
Deferred offering costs	-	(300,573)
Debt issuance costs	(24,973)	112,145

Net cash provided by financing activities	5,076,014	1,595,153

Net decrease in cash and cash equivalents	(660,175)	(438,898)

Cash and cash equivalents, on June 30, 2006 and 2007	831,184	689,972

Cash and cash equivalents, on December 31, 2006 and 2007	$171,009	$251,074

Supplemental cash flow information:

Interest paid	$1,380,490	$361,970

Non cash investing and financing activities:

During the six months ended December 31, 2007, the Company issued
125,000 shares of common stock valued at $768,750 in connection with the bridge loan.

The accompanying notes are an integral part of these consolidated financial statements.

Firepond, Inc.
Notes to Consolidated Financial Statements
December 31, 2007
Unaudited

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

The Company generates revenue from its new OnDemand, multi-tenant, subscription based software as well as legacy enterprise license and service revenue.  The OnDemand product was launched in commercial form in January 2006 and the Company is strategically transitioning from an historic enterprise software model to a web based delivery model.   License revenue is generated from licensing the rights to the use of the Company’s packaged software products.  Service revenue is generated from sales of maintenance; consulting and training services performed for customers that license the Company’s products.

Prior to September 13, 2005, the Company’s assets were owned and operated by a predecessor company also named Firepond, Inc., or Old Firepond, which was subsequently liquidated.  Its remaining assets and liabilities are being administered by a trust.

Principles of Consolidation

Pursuant to FIN 46(R), the financial statements presented herein for the fiscal periods ended December 31, 2006 and 2007 include the consolidated financial statements of Firepond and the Old Firepond liquidating trust.

Basis of Presentation and Continuance of Operations

The accompanying unaudited, consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the three and six month periods ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008, or for any future period. These unaudited consolidated financial statements and notes should be read in conjunction with the consolidated financial statements included in the Company's Form 10-KSB for the fiscal year ended June 30, 2007.

Furthermore, these unaudited, consolidated financial statements have been prepared by the Company on a going concern basis. As such, the statements anticipate the realization of assets and the liquidation of liabilities in the normal course of business.

Notwithstanding this fact, the Company has, for some time, been incurring losses and negative cash flow from operations.  For the six month period ended December 31, 2007, the Company incurred a net loss of approximately $4.7 million and negative cash flow from operations of approximately $2.3 million. Moreover, while demand for the Company’s OnDemand applications seems to be growing, it is apparent that near term operational cash flow will be insufficient to sustain present operations and meet debt obligations that mature in the next twelve months.   The Company’s $3.3 million Senior Subordinated Secured Notes (the “Bridge Loan Notes”) mature on May 2, 2008.  The Company, therefore, will require additional capital either in the form of new debt, renegotiation of existing debt facilities or equity infusions.

In the past, the Company has been successful in completing numerous rounds of financing, including the $7 million PIPE Financing in August 2006, the January 2007 restructuring of the CAP financing providing $3.5 million net proceeds to the Company and the $3 million bridge loan in August 2007.   However, no assurances can be given that additional financing will be available, in which case, the Company’s ability to achieve its business objectives will be adversely affected.  The accompanying consolidated financial statements do not include any adjustments that might result from such adverse outcomes.

On August 14, 2007, the Company filed a registration statement on Form SB-2 with the U.S. Securities and Exchange Commission (“SEC”) for a proposed public offering of the Company’s common stock. The registration statement was amended on December 7, 2007.  Before requesting that the registration statement be declared effective by the SEC it will require further amendment to include the financial information contained in this Report as well as other items.   Present market conditions have created uncertainty whether the proposed equity offering will be further pursued or completed in the near term, or that if completed, will be on terms that are favorable or acceptable to the Company.

The Company has chosen to report the expenses associated with its sales and marketing efforts as a separate line item in its current results for the three and six month periods ended December 31, 2007, and accordingly has restated the prior three and six month periods ended December 31, 2006 to provide comparability.  Previously, such expenses were combined with the general and administrative expenses and such costs and expenses were reported as a single line item.

During the three months ended September 30, 2007, the Company determined that certain expenses consisting of human resource costs, information systems costs and facilities costs previously allocated to cost of revenues should be classified as general and administrative expenses.  This adjustment resulted in reclassification of approximately $84,000 in the three month period ended September 30, 2006, approximately $79,000 for the three months ended December 31, 2007 and approximately $163,000 for the six months ended December 31, 2007 from cost of revenues to general and administrative expenses.  In addition, the Company determined to differentiate cost of revenues in the same manner it classifies revenues.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007 and, with the exception of the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as described in Note 3 – Income Taxes below, have not changed materially as of December 31, 2007.

NOTE 3 - INCOME TAXES

No provision for income taxes is required at December 31, 2007, because, in management’s estimation the Company will not recognize any taxable income through the fiscal year ended June 30, 2008.

Effective July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or Interpretation 48. As a result of the implementation of Interpretation 48, the Company determined that an "ownership change" had occurred upon the acquisition of the Company's predecessor’s stock by Jaguar Technology Holding, LLC on December 2, 2003. As such, section 382 of the Internal Revenue Code may limit the Company's ability to utilize net operating loss carryovers and tax credit carryovers.  The Company has not completed the detailed analysis underlying the calculation of the applicable limitation but believes a deferred tax assets equal to approximately $10.9 million should be recognized.  This asset has been fully offset by a valuation allowance.   Management does not believe that the estimates of unrecognized tax benefits will change significantly in the next 12 months.

NOTE 4 –NOTES PAYABLE

Bridge Loan

On August 2, 2007, the Company entered into a Securities Purchase Agreement (the “Bridge Loan”) with certain holders of the Senior Secured Convertible Notes we issued in January 2007. As part of the Securities Purchase Agreement, we sold for $3.0 million in gross proceeds the Bridge Loan Notes in the face amount of approximately $3.3 million, resulting in an original issue discount of 15% per annum calculated for the nine-month term.  After maturity, interest will accrue at the rate of 15% per annum. We also issued the note holders 125,000 shares of common stock. The maturity of the notes will accelerate if we raise at least $5.0 million in gross proceeds in an equity offering.

The common stock will be registered if, in the two-year period beginning on August 2, 2007, we file a registration statement unless such registration statement is for shares issued in conjunction with (1) an acquisition of another company or company benefit plans, or (2) pursuant to a bona fide firm commitment underwritten public offering with a nationally recognized investment bank that generates gross proceeds to us in excess of $5.0 million (other than certain shelf registrations). In the event of a change in control of the Company, the note holders may require that we repurchase the notes at 110% of the outstanding principal amount.

The Bridge Loan Notes mature on May 2, 2008.

Master Exchange Agreement

On January 24, 2007, the Company entered into a Master Exchange Agreement (the “Exchange Agreement”) with the holders of its Nonconvertible Notes. Under the Exchange Agreement, the Company exchanged with the investors in the Company’s Senior Secured Nonconvertible Notes due March 2011 (the “CAP Financing”) all of the Nonconvertible Notes (with an aggregate principal balance of $50.0 million) and all of the outstanding CAP Financing warrants (exercisable for an aggregate of 6,250,000 shares of common stock at an initial exercise price of $8.00 per share) originally issued in the CAP Financing in exchange for the following aggregate consideration:

•	$45.0 million in principal repayment of the Nonconvertible Notes, plus accrued interest thereon;
•	a new issue of the $5.6 million New Convertible Notes, issued under an indenture with The Bank of New York (the “New Indenture”);
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

The $45.0 million principal repayment on the Nonconvertible Notes and the $5.0 million gross proceeds attributable to the New Convertible Notes were obtained from the $50.0 million CAP Financing escrow account plus the accrued interest on the Nonconvertible Notes. After payment of associated fees and expenses and securing the letter of credit, net proceeds to the Company from the New Convertible Notes were approximately $3.5 million. The Convertible Noteholders have certain rights in the event of a sale of the Company and may require the repurchase of the Convertible Notes in certain circumstances.

At December 31, 2007, the Company was in default of a covenant provided in the New Indenture.  The covenant has been amended by unanimous consent of the holders of the New Convertible Notes curing such default.

Financings with Trident Growth Fund

On September 13, 2005 and November 25, 2005, Trident Growth Fund, L.P., (“Trident”), loaned the Company $2.0 million and $500,000, respectively, with interest accruing at 12% per annum. Interest was payable monthly and principal was originally due on the earlier of September 30, 2006 or on consummation of a change in control transaction. In addition, Trident received warrants to purchase up to 390,625 shares of our common stock at a $4.00 exercise price. The funds received pursuant to these Notes were used for working capital. In September 2006, the maturity of the Trident notes was extended until September 2008, providing for ratable monthly amortization of the then remaining balance of $2.0 million. In January 2007, Trident exercised its Warrant rights and the Company issued Trident 234,219 of our common shares.  The Company repaid the outstanding indebtedness to Trident as of August 31, 2007.

NOTE 5 – OTHER MATERIAL AGREEMENTS

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

The Trident Consulting Agreement was terminated and all remaining Trident options were cancelled as a result of repayment of the remaining balance of the 12% Senior Secured Convertible Debenture No. 1, dated September 13, 2005, as of August 31, 2007.

NOTE 6 - LITIGATION

The Company is not a party to the following described litigation, which involves only a predecessor company, Old Firepond. The proposed settlement described below, which was structured prior to the de-certification of the focus cases class, would not have involved any liability to the Company.   Although litigation by its nature is uncertain, we do not believe that the Company will have any liability or exposure in connection with the ultimate disposition of the lawsuit involving Old Firepond.

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
The plaintiffs have continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus” cases” rather than in all of the 300 cases that have been consolidated. Old Firepond’s case is one of the focus cases. On October 13, 2004, the district court certified six focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision, which had the effect of de-certifying the classes involved in the focus cases. On April 6, 2007, the Second Circuit denied plaintiff’s petition for rehearing. In light of the Second Circuit opinion, the district court has been informed that the overall settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified.

The Company cannot predict whether Old Firepond will be able to renegotiate a settlement that complies with the Second Circuit’s mandate or what the result of the litigation will be if no settlement is agreed upon and approved. On August 14, 2007, plaintiffs filed a second consolidated amended class action complaint for violations of the federal securities laws against Old Firepond and others.  The parties presently are engaged in active discovery with regard to the six focus cases.  The defendants in those cases, including Old Firepond, have moved to dismiss the second amended complaints, and plaintiffs have moved to certify new classes in those cases.   Both of those motions are pending, and the motions to dismiss have been fully briefed.  The Company cannot predict when those motions will be decided.

The Company may from time to time also be subject to various other claims and legal actions arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition, or results of operations.

NOTE 7 - STOCKHOLDERS' EQUITY

Bridge Loan

On August 2, 2007, pursuant to the terms of a Securities Purchase Agreement, the Company issued the note holders therein 125,000 shares of common stock.  (See Note 4 – Notes Payable).

Stock Options

On December 20, 2007, the Board of Directors approved, effective December 21, 2007, the grant of options to purchase 5,000 shares of common stock to each of its non-employee members of the Board of Directors, being Messrs. Campion, Croxall and Tunney.  The options were granted pursuant to the Company’s 2006 Stock Incentive Plan (the “2006 Plan”).  The exercise price of the options will be the closing price of the Company’s pending registered offering.  In the event the pending registered offering does not close within 90-days of December 20, 2007, the Board of Directors will re-evaluate the exercise price of these option grants.  The Compensation Committee of the Board of Directors has recommended that the Company’s mechanism for pricing any awards under the 2006 Plan be determined by reference to the last trading price of the Company’s common stock as of the close of the most recently concluded trading day, provided that in the event the Company’s common stock does not trade during the most recently concluded trading day, then by reference to the last bid price for the Company’s common stock on such trading day.  In the event the Company is considering a registered or private equity offering in the near term then pricing of any awards should be coupled with the pricing of such offering.   The Company’s common stock did not trade on December 19, 2007.  The last bid price for the Company’s common stock on such trading day was $3.50.

On July 30, 2007, the Compensation Committee of the Board of Directors recommended that management’s proposal for the grant of options to purchase up to 495,000 shares of the Company’s common stock to 42 different employees pursuant to the 2006 Plan be approved for consideration by the Board of Directors, subject to compliance with all state and federal securities laws and regulatory requirements pertaining to the granting of awards under the 2006 Plan and conclusion of the Company’s proposed equity offering.  In the event the recommendation of the Compensation Committee is approved by the Board of Directors, 1,196,000 shares will remain available under the 2006 Plan for future awards.  Previous Company disclosures incorrectly indicated that the Board of Directors had already approved the aforementioned grants.

NOTE 8 - SUBSEQUENT EVENTS

On January 29, 2008, the Company received a written proposal from its largest shareholder, FP Tech Holdings, LLC, and its affiliates proposing to invest additional equity in the Company.  The proposal is contingent upon, among other things, consent by all existing Company note holders to (1) extend the maturity date of their notes, (2) defer interest payments through the maturity date and (3) eliminate certain covenants.  The Company is in active discussions with each of its note holders and its largest shareholder regarding this proposal.  However, at the time of filing of this Report, it is not possible to determine whether these discussions will lead to an equity investment in the Company.

The Company and its largest shareholder, FP Tech Holdings, LLC entered into an Equipment Lease Agreement, as of February 11, 2008 (the “Equipment Lease Agreement”), committing up to $200,000, available in one or more draws, to be used for the purchase of servers, routers, storage equipment, personal computers, laptop computers, telephone systems, software as well as use for general corporate purposes.  The Equipment Lease Agreement has a term of 24 months.   Principal may be repaid without penalty at any time prior to expiration of the term.  The monthly lease factor is 0.6667% of average outstanding principal during months 1-12; 0.8333% of average outstanding principal during months 13-24; and 1.6667% of average outstanding principal in the event principal is not paid at the expiration of the term.   The underlying equipment will be secured by the filing of a Form UCC-1 in Middlesex County, Massachusetts.  As of the date of this Report, the Company has draw $100,000 under the Equipment Lease Agreement.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our discussion includes forward-looking statements, which involve certain risks and uncertainties.  Certain statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company” are forward-looking statements that involve risks and uncertainties. Words such as anticipates, expects, intends, plans, believes, seeks, estimates, and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under “Corporate Overview” and “Liquidity and Capital Resources” included in these sections and those appearing elsewhere in this Form 10-QSB. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. Rounding of figures for presentation purposes sometimes results in inconsistent results for comparison purposes.  We believe these inconsistencies to be immaterial.  As used in this report, the terms “we”, “us”, “our” or “the Company” mean Firepond, Inc.

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

We offer our solutions on an annual or multi-year subscription basis. We sell our products by targeting selected vertical markets, currently consisting of high technology, transportation, construction machinery, agricultural equipment, and service companies selling complex products and services. Our current customers include Bell Helicopter, John Deere, G.E. Tip Trailer, Redback Networks, Rolls Royce and Symantec.

Financial Condition

At December 31, 2007, the Company had net assets of ($561,000) as compared to $246,000 at December 31, 2006. Accounts payable at December 31, 2007 were $633,000 as compared to $386,000 at December 31, 2006. Accrued liabilities were $1.1 million at December 31, 2007 as compared to $2.4 million at December 31, 2006. Notes payable were $5.7 million at December 31, 2007 as compared to $51.9 million at December 31, 2006. The decrease in notes payable was primarily the result of the extinguishment of the CAP Financing and the execution of the Exchange Agreement (See Note 4 to the Consolidated Financial Statements). The Company had a working capital deficit of $4.1 million as of December 31, 2007 as compared to a working capital deficit of $4.7 million at December 31, 2006.

Results of Operations

Three Months Ended December 31, 2006 and December 31, 2007

	Three Months Ended December 31
	2006		2007
	Amount	% of Revenues	Amount	% of Revenues

Revenues
OnDemand revenues	$620,828		510,143
Enterprise revenues	523,886		987,819
Total revenues	1,144,714		1,497,962

Cost of revenues
OnDemand cost of revenues	312,264		393,259
Enterprise cost of revenues	123,535		57,581
Total cost of revenues	435,799	38.1	450,840	30.1
Gross profit	708,915	61.9	1,047,122	69.9

Operating expenses
Sales and marketing	498,219	43.5	467,271	31.2
General and administrative	1,356,461	118.5	861,069	57.5
Research and development	511,001	44.6	451,093	30.1

Settlement of claim	(147,500)	(12.9)	-
Total operating expenses	2,218,181	193.7	1,779,433	118.8

Loss from operations	(1,509,266)	(131.8)	(732,311)	(48.9)

Other income (expense), net
Interest expense	(1,364,056)	(119.2)	(1,406,537)	(93.9)
Interest and other income	606,043	52.9	10,826	.7
Total other income (expense), net	(758,013)	(66.3)	(1,395,711)	(93.2)

Net loss	(2,267,279)	(198.1)	(2,128,022)	(142.1)

Three Months ended December 31, 2006 compared to December 31, 2007

Revenues

Revenues for the three months ended December 31, 2007 were approximately $1.5 million as compared to revenues of approximately $1.1 million for the three months ended December, 2006, an increase of $353,000 or 30.9%. This increase in revenues resulted primarily from renewals or extensions of certain Enterprise license agreements.  OnDemand revenue decreased during the quarter ended December 31, 2007 by $111,000, or 17.8%, over the prior year fiscal quarter ended December 31, 2006.  While OnDemand recurring revenues or subscription revenues increased during the three months ended December 31, 2007 over the same period in 2006, aggregate OnDemand revenues in the three months ended December 31, 2006 were higher due to a large, non-recurring special services project for a new customer.   Enterprise revenues increased by $464,000, or 88.6%, in the three months ended December 31, 2007 versus the same period in 2006 due to the early renewal of an Enterprise license contract.   Enterprise revenues are expected to decrease rather than increase in future periods due to the Company’s continuing focus on its OnDemand segment. As such, future results should reflect increasing OnDemand revenue versus Enterprise revenue.

Cost of Revenues

Cost of revenues, which consist of license costs, maintenance costs, hosting costs and service costs were $451,000 in the three months ended December 31, 2007 as compared to $436,000 for the three months ended December 31, 2006, an increase of $15,000, or 3.5%.  Specifically, OnDemand cost of revenues increased $81,000 or approximately 25.9% during the three months ended December 31, 2007 over the prior year fiscal quarter ended December 31, 2006 while Enterprise cost of revenues declined $66,000, or 53.4%, in comparison to the prior year three month period.  The increase in OnDemand costs was primarily characterized by increased hosting and support costs attributable to the growth in the recurring revenue portion of our OnDemand business. The decline in Enterprise costs was attributable to our shifting focus to the OnDemand segment and a continuing decline in support requirements to the Enterprise segment.

Operating Expenses

Operating expenses were $1.8 million in the three months ended December 31, 2007 as compared to $2.2 million for the three months ended December 31, 2006, a decrease of $439,000, or 19.8%. The decrease was primarily the result of termination of the Trident Consulting Agreement.  (See Note 5 to the Consolidated Financial Statements).  Sales and marketing expenses decreased by $31,000, or 6.2%, as the Company participated in one less trade show during the three months ended December 31, 2007 and spent less on advertising.  General and administrative expenses decreased by $495,000, or 36.5%, primarily as a result of termination of the Trident Consulting Agreement noted above.  Research and development costs decreased in the three months ended December 31, 2007 to $451,000 from $511,000 in the prior year three month period, a decrease of $60,000, or 11.7%.  The decrease is primarily attributable to a combination of payroll and benefit costs, contractor costs and license costs incurred in the three months ended December 31, 2006 that were not incurred in the three months ended December 31, 2007.

Other Income (Expense)

Other expense was approximately $1.4 million for the three months ended December 31, 2007 as compared to approximately $758,000 for the three months ended December 31, 2006, an increase of $638,000, or 84.1%.   The Company’s $50 million restricted cash account was released in January 2007 as part of the Exchange Agreement resulting in the payment of $45 million in principal to the CAP Financing noteholders.  This payment caused interest income to decrease from $606,000 in the three months ended December 31, 2006 to $11,000 in the same period for 2007. Further, issuance of the New Shares and the New Warrants as part of the Exchange Agreement caused the $5.6 million New Convertible Notes to be initially discounted in their entirety.  The New Convertible Notes are ratably accreted to the balance sheet over their maturity period.   This accretion is reflected as interest expense in our income statement.  The accounting treatment of the Exchange Agreement is the primary factor for the $32,000 increase of interest expense for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006 even though outstanding debt was reduced by more than $46 million between the comparable periods.  (See Note 4 to the Consolidated Financial Statements).

Six Months Ended December 31, 2006 and December 31, 2007

	Six Months Ended December 31
	2006		2007
	Amount	% of Revenues	Amount	% of Revenues

Revenues
OnDemand revenues	$936,639		1,059,808
Enterprise revenues	1,236,087		1,604,240
Total revenues	2,172,726		2,664,048

Cost of revenues
OnDemand cost of revenues	602,265		773,935
Enterprise cost of revenues	265,208		135,747
Total cost of revenues	867,473	39.9	909,682	34.1
Gross profit	1,305,253	60.1	1,754, 366	65.9

Operating expenses
Sales and marketing	895,441	41.2	1,021,785	38.4
General and administrative	2,316,310	106.6	1,874,611	70.4
Research and development	1,034,217	47.6	921,386	34.6
Restructuring	(14,285)	(.6)	-
Settlement of claim	(147,500)	(6.8)	-
Total operating expenses	4,084,183	188.0	3,817,782	143.4

Loss from operations	(2,778,930)	(127.9)	(2,063,416)	(77.5)

Other income (expense), net
Interest expense	(3,198,174)	(147.2)	(2,721,372)	(102.1)
Interest and other income	1,205,718	55.5	34,937	1.3
Total other income (expense), net	(1,992,456)	(91.7)	(2,686,435)	(100.8)

Net loss	(4,771,386)	(219.6)	(4,749,851)	(178.3)

Revenues

Revenues for the six months ended December 31, 2007 were approximately $2.7 million as compared to revenues of approximately $2.2 million for the six months ended December 31, 2006, an increase of approximately $491,000, or 22.6%.  OnDemand revenues increased approximately $123,000, or 13.2%, as a result of continuing growth in the recurring revenue portion of our OnDemand business.  Enterprise revenue increased approximately $368,000, or 29.8%, due to the early renewal of an Enterprise license contract.  Enterprise revenues are expected to decrease rather than increase in future periods due to the Company’s continuing focus on its OnDemand segment. As such, future results should reflect increasing OnDemand revenue versus Enterprise revenue.

Cost of Revenues

Costs of revenues, which consist of license costs, maintenance costs, hosting costs and service costs, were approximately $910,000 in the six months ended December 31, 2007 as compared to approximately $867,000 in the same prior year period, an increase of approximately $42,000 or 4.9%.  OnDemand cost of revenues increased approximately $172,000, or 28.5%, due to increased hosting and support costs attributable to the growth in the recurring revenue portion of our OnDemand business and increased service costs associated with the on-boarding of an increased number of new customers during the period.  Enterprise cost of revenues declined approximately $129,000, or 48.8%, as a result of the shifting focus to our OnDemand business and the continuing decline in support requirements to the Enterprise segment.

Operating Expenses

Operating expenses were approximately $3.8 million in the six month period ended December 31, 2007 as compared to approximately $4.1 million for the six month period ended December 31, 2006. The decrease of approximately $266,000, or 6.5%, was primarily the result of the expiration of the Trident Consulting Agreement.  (See Note 5 to the Consolidated Financial Statements).  Sales and marketing expenses increased period to period by approximately $126,000, or 14.1%.  The increase was the result of increased spending for trade shows, including salesforce.com’s DreamForce conference, and advertising costs.  General and administrative expenses decreased by approximately $442,000, or 19.1%, due primarily to the expiration of the Trident Consulting Agreement as previously noted.  Research and development costs declined by approximately $112,000, or 10.9% due primarily to a combination of payroll and benefit costs, contractor costs and license costs incurred in the six months ended December 31, 2006 that were not incurred in the six month period ended December 31, 2007.

Other Income (Expense)

Other expense was approximately $2.7 million for the six months ended December 31, 2007 as compared to approximately $2.0 million for the six months ended December 31, 2006, an increase of $694,000, or 34.8%.  The Company’s $50 million restricted cash account was released in January 2007 as part of the Exchange Agreement resulting in the payment of $45 million in principal to the CAP Financing noteholders.  This payment caused interest income to decrease from approximately $1.2 million in the six months ended December 31, 2006 to approximately $35,000 in the same period of 2007. Further, issuance of the New Shares and the New Warrants as part of the Exchange Agreement caused the $5.6 million New Convertible Notes to be initially discounted in their entirety.  The New Convertible Notes are ratably accreted to the balance sheet over their maturity period.   This accretion is reflected as interest expense in our income statement.  However, interest expense decreased approximately $477,000 during the six months ended December 31, 2007 reflecting repayment of approximately $46 million in debt between the comparable periods..  (See Note 4 to the Consolidated Financial Statements).

Cash Used in Operating Activities

Cash used in operating activities for the six months ended December 31, 2007 was approximately $2.3 million as compared to approximately $3.3 million for the six month period ended December 31, 2006. The cash used in operating activities for the six months ended December 31, 2007 period was primarily attributable to a net loss of approximately $4.7 million, offset by non-cash charges of approximately $2.8 million related to depreciation and amortization and changes in the amount of current assets and current liabilities. The cash used in operating activities for the six months ended December 31, 2006 period was primarily attributable to a net loss of approximately $4.8 million adjusted for non-cash charges for depreciation and amortization expense of approximately $2.0 million and changes in the amount of current assets and current liabilities.

Cash Provided by (Used In) Investing Activities

For the six months ended December 31, 2007, the Company generated approximately $307,000 from investing activities. The Company drew down approximately $336,000 from its letter of credit classified as restricted cash to pay interest on the New Convertible Notes, used $36,000 for the acquisition of certain property and equipment and used $25,000 from adjustments to deferred assets. For the six months ended December 31, 2006, the cash used in investing activities was approximately $2.5 million reflecting a deposit to the CAP Financing escrow account.

Cash Provided by Financing Activities

For the six months ended December 31, 2007, the Company generated approximately $1.5 million from financing activities.   The Company received $3.0 million in cash from new borrowings during the period of which approximately $1.2 million was used to repay outstanding indebtedness and approximately $188,000 was paid for debt issuance and deferred offering costs. For the six months ended December 31, 2006, the Company generated $5.1 million net from financing activities resulting from the sale of stock ($6 million, net of selling expenses) less debt issuance costs of $25,000 and repayment of debt of $899,000.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for working capital, repayment of debt, and general corporate needs. Our main sources of liquidity and capital have been a variety of debt and equity financings (see below).   As of December 31, 2007, cash and cash equivalents were approximately $251,000 and restricted cash was approximately $794,000 as compared with cash and cash equivalents of approximately $171,000 and restricted cash of $50 million as of December 31, 2006.    (See “Financial Condition,” above). Our working capital at December 31, 2007 represented a deficit of approximately $4.1 million compared to a working capital deficit of approximately $4.7 million at December 31, 2006.

The Company has, for some time, been incurring losses and negative cash flow from operations. For the fiscal year ended June 30, 2007, we incurred a net loss of approximately $23.3 million and negative cash flows from operations of approximately $5.4 million. For the six month period ended December 31, 2007 we incurred a net loss of approximately $4.7 million and negative cash flow from operations of approximately $2.3 million.  Moreover, while demand for our on-demand applications seems to be growing, it is apparent that near term operational cash flow will be insufficient to sustain present operations and meet debt obligations that mature in the next twelve months.  The Company’s $3.3 million Senior Subordinated Secured Notes mature on May 2, 2008.   We, therefore, require additional capital either in the form of new debt, renegotiation of existing debt facilities or equity infusions.

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

On August 14, 2007, we filed a registration statement on Form SB-2 with the SEC for a proposed public offering of our common stock.  The registration statement was amended on December 7, 2007.  Before requesting that the registration statement be declared effective by the SEC it will require further amendment to include the financial information contained in this Report as well as other items.  Present market conditions have created uncertainty whether the proposed equity offering will be further pursued or completed in the near term, or that if completed, will be on terms that are favorable or acceptable to us.

On January 29, 2008, we received a written proposal on behalf of our largest shareholder and its affiliates proposing to invest additional equity in the Company.  The proposal is contingent upon, among other things, consent by all existing Company note holders to (1) extend the maturity date of their notes, (2) defer interest payments through the maturity date and (3) eliminate certain covenants.  We are in discussions with each of our note holders and our largest shareholder regarding this proposal.  However, at the time of filing of this Report, it is not possible to determine whether these discussions will lead to an equity investment in the Company.

August 2007 Bridge Financing

On August 2, 2007, as part of the Bridge Loan, we entered into a Securities Purchase Agreement with certain holders of the Senior Secured Convertible Notes we issued in January 2007. Pursuant to the Securities Purchase Agreement, we sold for $3 million in gross proceeds secured subordinated notes due May 2008 in the face amount of approximately $3.3 million, providing for original issue discount of 15% per annum. We also issued the note holders 125,000 shares of common stock. The maturity of the notes will accelerate if we raise at least $5 million in gross proceeds in an equity offering. The common stock will be registered if, in the two-year period beginning on August 2, 2007, we file a registration statement unless such registration statement is for shares issued in conjunction with (1) an acquisition of another company or company benefit plans, or (2) pursuant to a bona fide firm commitment underwritten public offering with a nationally recognized investment bank that generates gross proceeds to us in excess of $5 million (other than certain shelf registrations). In the event of a change in control of our company, the note holders may require that we repurchase the notes at 110% of the outstanding principal amount.   We used $1 million of the net proceeds of the Securities Purchase Agreement to repay the outstanding indebtedness to Trident.   The remaining net proceeds are being used for working capital purposes.

The Bridge Loan Notes mature on May 2, 2008 (See Note 4 to the Consolidated Financial Statements).

February 2008 Equipment Lease Agreement

The Company and its largest shareholder, FP Tech Holdings, LLC entered into an Equipment Lease Agreement, as of February 11, 2008 (the “Equipment Lease Agreement”), committing up to $200,000, available in one or more draws, to be used for the purchase of servers, routers, storage equipment, personal computers, laptop computers, telephone systems, software as well as use for general corporate purposes.  The Equipment Lease Agreement has a term of 24 months.   Principal may be repaid without penalty at any time prior to expiration of the term.  The monthly lease factor is 0.6667% of average outstanding principal during months 1-12; 0.8333% of average outstanding principal during months 13-24; and 1.6667% of average outstanding principal in the event principal is not paid at the expiration of the term.   The underlying equipment will be secured by the filing of a Form UCC-1 in Middlesex County, Massachusetts.  As of the date of this Report, the Company has draw $100,000 under the Equipment Lease Agreement.

ITEM 3.	CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of December 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of December 31, 2007 our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

(c)           Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are not a party to any material pending legal proceedings.  We may from time to time be subject to various claims and legal actions arising in the ordinary course of business.

Please refer to Note 6 to our financial statements included elsewhere in this Report for a discussion of a litigation matter involving a predecessor company to us, whose assets are being administered by a trust.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

August 2007 Bridge Financing

On August 2, 2007, as part of the Bridge loan, we entered into a Securities Purchase Agreement with certain holders of the Senior Secured Convertible Notes we issued in January 2007. Pursuant to the Securities Purchase Agreement, we sold for $3 million in gross proceeds secured subordinated notes due May 2008 in the face amount of approximately $3.3 million, providing for original issue discount of 15% per annum. We also issued the note holders 125,000 shares of common stock. The maturity of the notes will accelerate if we raise at least $5 million in gross proceeds in an equity offering. The common stock will be registered if, in the two-year period beginning on August 2, 2007, we file a registration statement unless such registration statement is for shares issued in conjunction with (1) an acquisition of another company or company benefit plans, or (2) pursuant to a bona fide firm commitment underwritten public offering with a nationally recognized investment bank that generates gross proceeds to us in excess of $5 million (other than certain shelf registrations). In the event of a change in control of our company, the note holders may require that we repurchase the notes at 110% of the outstanding principal amount.   We used $1.0 million of the net proceeds of the Securities Purchase Agreement to repay the outstanding indebtedness to Trident.   The remaining net proceeds are being used for working capital.

ITEM 3.         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

At December 31, 2007, the Company was in default of a covenant provided in the New Indenture.  The covenant has been amended by unanimous consent of the holders of the New Convertible Notes curing such default.

     ITEM 4.    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s 2007 Annual Meeting of Stockholders convened on December 20, 2007, the stockholders of the Company:

1.
elected four directors, Mark Campion, Doug Croxall, William Santo and Mark Tunney, to serve for a term that will expire at the 2008 Annual Meeting of Stockholders of the Company, subject to earlier resignation or removal; and

2.	ratified the appointment of Causey Demgen & Moore, Inc. as our independent registered public accounting firm for the fiscal year ending June 30, 2008.

In the voting for the election of directors, only nominees recommended by the Company’s Nominating Committee stood for election.  There were no nominations made from stockholders of the Company other than directors who are also members of the Nominating Committee.   All the nominees were incumbent directors.  Each of the nominees received 5,166,433 votes in FAVOR of their election.  20,280 votes were withheld for each of the nominees.

In the voting for ratification of appointment of Causey, Demgen and Moore as the Company’s independent auditor, 5,175,933 votes were cast in FAVOR and 759 votes were cast AGAINST.

     ITEM 5.    ITEM 5.  OTHER INFORMATION

On January 29, 2008, we received a written proposal from our largest shareholder and its affiliates to invest additional equity in the Company. (See Management’s Discussion and Analysis or Plan of Operation, Liquidity and Capital Resources, above).

     ITEM 6.    ITEM 6.  EXHIBITS

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
or Rule 15d-14(a)

31.2 Certification of Principal Financial Officer pursuant to Rule
13a-14(a) or Rule 15d-14(a)

32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant
To Section 906 of the Sarbanes-Oxley Act Of 2002

99.1 Equipment Lease Agreement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2008	Firepond, Inc. (Registrant)

/s/ William Santo	/s/ Stephen Peary

William Santo, CEO	Stephen Peary, CFO