Form 10QSB
period 2008-03-31
Firepond, Inc.
filed 2008-05-15
CIK 1012316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

11 Civic Center Plaza, Suite 310, Mankato, MN 56001
--------------------------------------------------------------------------------
(Address of principal executive offices)
(507) 388 5000
--------------------------------------------------------------------------
(Issuer's telephone number)

205 Newbury Street, Suite 204, Framingham, MA 01701
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) after distribution of securities under a plan confirmed by a court: Yes |X| No |_|

The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of May 15, 2008 is 15,915,080 shares.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

FIREPOND, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FIREPOND, INC.
  CONSOLIDATED BALANCE SHEET
March 31, 2008
(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$151,150
Restricted cash	597,331
Accounts receivable, net of allowance for doubtful
accounts of $10,000	782,950
Other current assets	178,550

Total current assets	1,709,981

Property and equipment, net	67,968
Debt issuance costs	573,315
Goodwill	4,772,413
Deposits and other assets	52,321

Total assets	$7,175,998

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Short-term notes payable net of unamortized discount of $2,333,334	$6,427,455
Accounts payable	852,365
Accrued liabilities	1,278,913
Deferred revenue	1,884,961

Total current liabilities	10,443,694

Non-current deferred revenue	37,737
Total liabilities	10,481,431

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.001 par value
Authorized - 5,000,000 shares
Issued and outstanding - none	-
Common stock, $0.001 par value
Authorized - 100,000,000 shares
Issued and outstanding - 8,349,239 shares	8,349
Additional paid-in capital	30,666,808
Accumulated deficit	(33,966,240)
Deferred compensation	(14,350)

Total stockholders' equity (deficit)	(3,305,433)

Total liabilities and stockholders' equity (deficit)	$7,175,998

The accompanying notes are an integral part of these consolidated financial statements.

FIREPOND, INC.
  CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2007 and 2008
(Unaudited)

	2007	2008

Revenues
OnDemand revenues	$ 692,280	$ 605,264
Enterprise revenues	780,608	425,200
Total revenues	1,472,888	1,030,464

Cost of revenues
OnDemand costs	307,540	424,415
Enterprises costs	146,689	43,759
Total cost of revenues	454,229	468,174

Gross profit	1,018,659	562,290

Operating expenses
Sales and marketing	394,984	503,209
General and administrative	1,183,476	1,334,772
Research and development	574,859	463,591

Total operating expenses	2,153,319	2,301,572

Loss from operations	(1,134,660)	(1,739,282)

Other income (expense), net
Interest expense	(778,827)	(1,416,548)
Extinguishment of debt	(13,705,000)	-
Other income expense	67,658	20,770
Total other income (expense), net	(14,416,169)	(1,395,778)

Net Loss	$ (15,550,829)	$ (3,135,060)

Net loss per share - basic and diluted

Net loss per share	$ (2.65)	$ (0.39)

Basic and diluted weighted average
common shares outstanding	5,867,815	8,124,012

The accompanying notes are an integral part of these consolidated financial statements.

FIREPOND, INC.
  CONSOLIDATED STATEMENT OF OPERATIONS
For the Nine Months Ended March 31, 2007 and 2008
(Unaudited)

	2007	2008
Revenues
OnDemand revenues	$ 1,628,919	$ 1,665,072
Enterprise revenues	2,016,695	2,029,440
Total revenues	3,645,614	3,694,512

Cost of revenues
OnDemand costs	909,805	1,198,350
Enterprises costs	411,897	179,506
Total cost of revenues	1,321,702	1,377,856

Gross profit	2,323,912	2,316,656

Operating expenses
Sales and marketing	1,290,425	1,524,994
General and administrative	3,499,786	3,209,383
Research and development	1,609,076	1,384,977
Restructuring and other special charges	(14,285)	-
Settlement of claim	(147,500)	-

Total operating expenses	6,237,502	6,119,354

Loss from operations	(3,913,590)	(3,802,698)

Other income (expense), net
Interest expense	(3,977,001)	(4,137,920)
Extinguishment of debt expense	(13,705,000)	-
Interest and other income	1,273,376	55,707
Total other income (expense), net	(16,408,625)	(4,082,213)

Net Loss	$ (20,322,215)	$ (7,884,911)

Net loss per share - basic and diluted

Net loss per share	$ (4.37)	$ (1.00)

Basic and diluted weighted average
common shares outstanding	4,646,549	7,908,715

The accompanying notes are an integral part of these consolidated financial statements.

FIREPOND, INC.
  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Nine Months  Ended March 31, 2008
(Unaudited)

	Common Stock			Retained Earnings
		$0.001	Additional Paid	(Accumulated	Deferred	Stockholders'
	Shares	Par Value	In Capital	Deficit)	Compensation	Equity

Balance, June 30, 2007	8,224,239	$ 8,224	$ 29,898,183	$ (26,081,329)	$ (976,356)	$2,848,722

Issuance of common stock under bridge loan	125,000	125	768,625	-	-	768,750

Net loss for the nine months ended
March 31, 2008	-	-	-	(7,884,911)	962,006	(6,922,905)

Balance, March 31, 2008	8,349,239	$ 8,349	$ 30,666,808	$ (33,966,240)	$ (14,350)	$ (3,305,433)

The accompanying notes are an integral part of these consolidated financial statements.

FIREPOND, INC.
  CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended March 31, 2007 and 2008
(Unaudited)
	2007	2008
Cash flows from operating activities
Net loss	$ (20,322,216)	$ (7,884,911)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,503,460	3,344,809
Extinguishment of debt	13,705,000	-
Amortization of stock based compensation	662,718	962,006
Changes in assets and liabilities
Accounts receivables	(922,617)	18,256
Other current assets	508,484	(58,390)
Accounts payable	(323,080)	282,058
Accrued liabilities	129,853	(1,590)
Deferred revenue	193,082	371,650

Net cash used in operating activities	(3,865,316)	(2,966,112)

Cash flows from investing activities
Purchase of property and equipment	(26,164)	(40,423)
Restricted cash	46,184,848	565,259
Other assets	41,767	(38,872)

Net cash provided by investing activities	46,200,451	485,964

Cash flows from financing activities
Proceeds from sale of stock net of expenses	6,000,076	-
Borrowing and payments under notes payable	(46,173,073)	1,858,154
Debt issuance costs	(537,594)	83,172

Net cash provided by (used in) financing activities	(40,710,591)	1,941,326

Net increase (decrease) in cash and cash equivalents	1,624,544	(538,822)

Cash and cash equivalents, on June 30, 2006 and 2007	831,184	689,972

Cash and cash equivalents, on March 31, 2007 and 2008	$ 2,455,728	$ 151,150

Supplemental cash flow information:

Interest paid	$ 1,581,037	$ 531,135

Non cash investing and financing activities:

During the nine months ended March 31, 2008, the Company issued
125,000 shares of common stock valued at $768,750 in connection with the Bridge Loan.

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
March 31, 2008
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

The Company

The Company generates revenue from its Software-as-a-Service or OnDemand, multi-tenant, subscription based software as well as legacy enterprise license and service revenue.  Our Software-as-a-Service product was launched in commercial form in January 2006 and the Company is strategically transitioning from its historic enterprise software model to a web based delivery model.   License revenue is generated from licensing the rights to the use of Company’s packaged software products.  Service revenue is generated from sales of maintenance: consulting and training services performed for customers that license the Company’s products.

Prior to September 13, 2005, the Company’s assets were owned and operated by a predecessor company also named Firepond, Inc., or Old Firepond, which was subsequently liquidated.  Its remaining assets and liabilities are being administered by a trust.

Principles of Consolidation

Pursuant to FIN 46(R), the financial statements presented herein for the fiscal periods ended March 31, 2007 and 2008 include the consolidated financial statements of Firepond and the Firepond liquidating trust.

Basis of Presentation and Continuance of Operations

The accompanying unaudited, consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair

Firepond, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
Unaudited

presentation have been included. The results for the three and nine month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008, or for any future period. These unaudited consolidated financial statements and notes should be read in conjunction with the consolidated financial statements included in the Company's Form 10-KSB for the fiscal year ended June 30, 2007.

Furthermore, these unaudited, consolidated financial statements have been prepared by the Company on a going concern basis. As such, the statements anticipate the realization of assets and the liquidation of liabilities in the normal course of business.

Notwithstanding this fact, the Company has, for some time, been incurring losses and negative cash flow from operations.  For the nine month period ended March 31, 2008, the Company incurred a net loss of approximately $7.9 million and negative cash flow from operations of approximately $3.0 million. Moreover, while demand for our on-demand applications seems to be growing, it is apparent operational cash flows over the ensuing months will be insufficient to sustain current operations.  The Company’s largest shareholder, FP Tech Holdings, LLC (“FP Tech”), a Texas limited liability company, has recently (1) purchased $1,500,000 in common stock from the Company at $1.40 per share, (2) converted the $336,000 senior secured convertible notes plus accrued interest held by it to common stock at $1.40 per share, (3) converted $100,000 of other debt plus accrued interest held by it to common stock at $1.40 per share, and (4) subject to certain conditions, has indicated its intent to make additional equity contributions to the Company.   Moreover, the maturity dates of the Company’s senior secured debt facilities have been recently extended well into 2009.     Yet, the Company must adjust operations to current conditions to ensure availability of additional capital resources, whether through FP Tech, or third parities. To that end, the Company recently eliminated several positions  and relocated head quarters from Framingham MA, to Mankato, MN resulting in a projected annual cash savings of approximately $1,500,000 and reorganized operations to focus more resources to our OnDemand services group.   Moreover, while FP Tech has indicated its intent to make additional equity contributions to the Company, those contributions are likely dependent upon improving operational metrics.  At this stage it is unclear whether the Company can achieve those operational metrics, and as such, whether current cash will sustain the Company to a point that operational cash flow will meet or exceed operational expenses.  Failure to achieve positive operational cash flow in the near term may limit the ability of the Company to access additional capital whether in the form of new debt or equity infusions.

On August 14, 2007, the Company filed a registration statement on Form SB-2 with the U.S. Securities and Exchange Commission (“SEC”) for a proposed public offering of the Company’s common stock.  Due to market conditions for equity offerings, the Company withdrew its registration statement on April 17, 2008.  The Company may pursue a public or private offering in the future.   However, no assurance can be given that any such equity offering will be completed, or that if completed, will be on terms that are favorable or acceptable to the Company.

The accompanying consolidated financial statements do not include any adjustments that might result from such adverse outcomes.

The Company has chosen to report the expenses associated with its sales and marketing efforts as a separate line item in its current results for the three and nine month periods ended March 31, 2008 and accordingly has restated the prior three and nine month periods ended March 31, 2007 to provide comparability.  Previously such expenses were combined with the general and administrative expenses and such costs and expenses were reported as a single line item.

During the three months ended September 30, 2007, the Company determined that certain expenses consisting of human resource costs, information systems costs and facilities costs previously allocated to cost of revenues should be classified as general and administrative expenses.  This adjustment resulted in reclassification of approximately $100,000 in the three month period ended March 31, 2007 and approximately $263,000 for the nine months ended March 31, 2007 from cost of revenues to general and administrative expenses.  In addition, the Company determined to differentiate cost of revenues in the same manner it classifies revenues.

Firepond, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
Unaudited

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007 and Form 10-QSB for the three months ended December 31, 2007 and have not changed as of March 31, 2008.

NOTE 3 - INCOME TAXES

No provision for income taxes is required at March 31, 2008, because, in management’s estimation the Company will not recognize any taxable income through the fiscal year ended June 30, 2008.

As a result of the issuance of common stock pursuant to the “Stock Purchase Agreement” and “CWC Operating Agreement” as discussed in Note 8 – Subsequent Events, a change of control may have occurred pursuant to Section 382 of the Internal Revenue Code of 1986 which could limit the Company’s ability to utilize its net operating loss in future periods.  As yet, the Company has not performed the procedures or calculations necessary to make such a determination.

NOTE 4 – EQUIPMENT LEASE AGREEMENT AND NOTES PAYABLE

Equipment Lease Agreement

On February 11, 2008, the Company entered into an Equipment Lease Agreement with FP Tech, wherein the Company established a credit facility of up to $200,000 to be used for capital purchases and general corporate purposes.  The agreement has a twenty four month lease commitment term.  Outstanding principal accrues interest at the rate of 8% per annum during the first twelve months, 9% per annum during months 13-24 and 20% thereafter. Accrued interest is due and payable at the earlier of the end of the lease commitment term or upon optional repayment of Principal.  Principal may be repaid in full or in part at any time without penalty, but in no case later than expiration of the lease commitment term.   At March 31, 2008, principal outstanding on the equipment lease agreement was $100,000.The outstanding principal and accrued interest was converted to common stock of the Company on April 25, 2008.    (See Note 8 - Subsequent Events).

Bridge Loan

On August 2, 2007, the Company entered into a Securities Purchase Agreement (the “Bridge Loan”) with certain holders of the Senior Secured Convertible Notes we issued in January 2007. As part of the Securities Purchase Agreement, we sold for $3.0 million in gross proceeds Senior Secured Subordinated Notes due May 2008 in the face amount of approximately $3.3 million (the “Bridge Notes”), resulting in an original issue discount of 15% per annum calculated for the nine-month term.  After maturity, interest will accrue at the rate of 15% per annum. We also issued the Bridge Note holders 125,000 shares of common stock. The maturity of the Bridge Notes will accelerate if we raise at least $5.0 million in gross proceeds in an equity offering. The common stock will be registered if, in the two-year period beginning on August 2, 2007, we file a registration statement unless such registration statement is for shares issued in conjunction with (1) an acquisition of another company or company benefit plans, or (2) pursuant to a bona fide firm commitment underwritten public offering with a nationally recognized investment bank that generates gross proceeds to us in excess of $5.0 million (other than certain shelf registrations). In the event of a change in control of the Company, the note holders may require that we repurchase the Bridge Notes at 110% of the outstanding principal amount.

On April 25, 2008, the Bridge Notes were exchanged for new notes extending maturity to July 1, 2009.  The face amounts of the new notes reflect outstanding principal on the Bridge Notes plus accrued interest through the new maturity date. (See Note 8 - Subsequent Events).

Firepond, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
Unaudited

Master Exchange Agreement
On January 24, 2007, the Company entered into a Master Exchange Agreement (the “Exchange Agreement”) with the holders of the Company’s
Senior Secured Nonconvertible Notes (the “Nonconvertible Notes”). Under the Exchange Agreement, the Company exchanged with investors all of the Nonconvertible Notes (with an aggregate principal balance of $50.0 million) and all of the outstanding Warrants (exercisable for an aggregate of 6,250,000 shares of common stock at an initial exercise price of $8.00 per share) (the “CAP Financing”) in exchange for the following aggregate consideration:

•	$45.0 million in principal repayment of the Nonconvertible Notes, plus accrued interest thereon;
•
a new issue of 12% Senior Secured Convertible Notes due January 2009 in the aggregate principal amount of $5.6 million (the “CAP Notes”), issued under an indenture with The Bank of New York (the “ Indenture”);

•
warrants to purchase an aggregate of 1,214,285 shares of common stock at an initial exercise price of $7.00 per share (the “CAP Warrants), exercisable for five years, and containing customary pro-rata anti-dilution protections; and

•	1,500,000 fully paid shares of common stock (the “New Shares”).

Under the terms of the Indenture, the Company obtained a letter of credit (the “Letter of Credit”) from Wells Fargo Bank, National Association in a stated amount of $1.3 million in respect of approximately two years of interest payments payable under the CAP Notes.

The $45.0 million principal repayment on the Nonconvertible Notes and the $5.0 million gross proceeds were obtained from the $50.0 million CAP Financing escrow account. After payment of associated fees and expenses and securing the letter of credit, net proceeds to the Company from the CAP Notes were approximately $3.5 million. The holders of the CAP Notes have certain rights in the event of a sale of the Company and may require the repurchase of the CAP Notes in certain circumstances.

On April 25, 2008, the CAP Notes were exchanged for new notes extending maturity to December 31, 2009.   (See Note 8 – Subsequent Events)

Financings with Trident Growth Fund

On September 13, 2005 and November 25, 2005, Trident Growth Fund, L.P., (“Trident”), loaned FP Technology Holdings, Inc. $2.0 million and $0.5 million, respectively, with interest accruing at 12% per annum. Interest was payable monthly and principal originally due on the earlier of September 30, 2006 or on consummation of a change in control transaction. In addition, Trident received warrants to purchase up to 390,625 shares of our common stock at a $4.00 exercise price. The funds received pursuant to these notes were used for working capital. In September 2006, the maturity of the Trident notes was extended until September 2008, providing for ratable monthly amortization of the then remaining balance of $2.0 million. In January 2007, Trident exercised its warrant rights and the Company issued Trident 234,219 shares of common stock.  The Company repaid the outstanding indebtedness to Trident as of August 31, 2007.

Firepond, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
Unaudited

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

The Company also agreed to issue to Trident options, exercisable for a period of five years, to purchase up to 1,000,000 shares of common stock at an exercise price of $7.00 per share. In February 2007, Trident received 179,579 shares of common stock in partial exercise of the Trident options.

The Trident Consulting Agreement was terminated and all remaining Trident options were cancelled as a result of repayment of the remaining balance of the 12% Senior Secured Convertible Debenture No. 1, dated September 13, 2005, as of August 31, 2007.

NOTE 6 – LITIGATION

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

In August 2001, Old Firepond was named as a defendant in a securities class action filed in United States District Court for the Southern District of New York related to its initial public offering (“IPO”) in February, 2000.  The lawsuit also named certain of the underwriters of the IPO, including FleetBoston, Dain Rauscher, and SG Cowen, as well as officers and directors of Old Firepond, Klaus P. Besier and Paul K. McDermott, as defendants.  Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which have been included in a single coordinated proceeding in the Southern District of New York (the “IPO Litigations”).  The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of Old Firepond’s stock.  An amended complaint was filed on April 19, 2002.  Old Firepond and the officers and directors identified above were named in the suits pursuant to Section 11 of the Securities Act, Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and other related provisions.  The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

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

The Company cannot predict whether Old Firepond will be able to renegotiate a settlement that complies with the Second Circuit’s mandate or what the result of the litigation will be if no settlement is agreed upon and approved. On August 14, 2007, plaintiffs filed a second consolidated amended class action complaint for violations of the federal securities laws against Old Firepond and others.  The parties presently are engaged in active discovery with regard to the six focus cases that again include Old Firepond.  The plaintiffs' motion for class certification has been fully briefed and is pending before the Court.  The Company cannot predict when that motion will be decided, or how it will be decided.

The Company may from time to time also be subject to various other claims and legal actions arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition, or results of operations.

Firepond, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
Unaudited

NOTE 7 - STOCKHOLDERS' EQUITY

Stock Options

On December 20, 2007, the Board of Directors approved, effective December 21, 2007, the grant of options to purchase 5,000 shares of common stock to each of its then non-employee members of the Board of Directors.  The options were granted pursuant to the Company’s 2006 Stock Incentive Plan (the “2006 Plan”)   and were scheduled to vest at the 2008 annual meeting of stockholders. At the time of grant the Board of Directors determined the exercise price of the options would be determined by the closing price of the Company’s then pending equity offering. That equity offering was withdrawn on April 17, 2008. (See Equity Offering, below).  Each of the non-employee directors granted these options has resigned from the Board of Directors.  As such, these options have been terminated and the underlying shares remain available for use by the 2006 Plan.

On April 25, 2008, the Board of Directors granted to both Scott Kline and Francis Knuettel II, new members of the Board of Directors, options to purchase 108,387 shares of common stock.  (See Note 8 – Subsequent Events).

Equity Offering

On August 14, 2007, the Company filed a registration statement on Form SB-2 with the SEC for a proposed public offering of the Company’s common stock.  Due to market conditions for equity offerings, the Company withdrew its registration statement on April 17, 2008.

Equity Contribution

On April 25, 2008, in conjunction with entering the Amendment and Exchange Agreement and the Stock Purchase Agreement, as discussed in Note 8 – Subsequent Events, the Company issued common stock to the holders of its Bridge Notes and to FP Tech, respectively.

Bridge Loan

On August 2, 2007, pursuant to the terms of the Bridge Loan, the Company issued the note holders therein 125,000 shares of common stock.  (See Note 4).

On April 25, 2008, in conjunction with the exchange of the Bridge Notes, the Company issued the holders of the Bridge Notes 180,000 shares of common stock.  (See Note 8 – Subsequent Events).

NOTE 8 – SUBSEQUENT EVENTS

Amendment and Exchange Agreement

On April 24, 2008, the Company, entered into an Amendment and Exchange Agreement (the “Amendment and Exchange Agreement”) with each of the holders of our CAP Notes and Bridge Notes (the “Investors”). Pursuant to the Amendment and Exchange Agreement, effective April 25, 2008, the Company exchanged with the Investors all of its outstanding (i) CAP Notes, in the aggregate principal amount of $5,264,000; (ii) CAP Warrants to purchase an aggregate of 1,214,285 shares of common stock, of the Company at an exercise price of $7.00 per share through January 24, 2012; and (iii) Bridge Notes, in the aggregate principal amount of $3,337,500, for the following aggregate consideration:

CAP NOTES:

•	A new issue of Amended and Restated Senior Secured Convertible Notes Due December 2009 in the aggregate principal amount of $5,264,000 (the “Exchanged CAP Notes”);

•	Termination of the Indenture and related Registration Rights Agreement;

•
Termination of the Letter of Credit from Wells Fargo Bank, National Association, in favor of The Bank of New York, as trustee under the Indenture, securing interest payments on the CAP Notes and  payment of pre-paid interest on the Exchanged CAP Notes through January 23, 2009 in the aggregate amount of $514,117 from the account underlying the Letter of Credit; and

•	Amended and Restated Warrants to purchase an aggregate of 1,214,285 shares of common stock at an exercise price of $7.00 per share through January 23, 2014 (“New CAP Warrants”).

The indebtedness evidenced by the Exchanged CAP Notes is senior secured indebtedness of the Company, and ranks superior to the Company’s other indebtedness. As security for the Company’s obligations under the Exchanged CAP Notes, the Company executed an Amended and Restated Collateral and Security Agreement dated as of April 24, 2008 (the “CAP Security Agreement”), pursuant to which the Company granted a security interest in substantially all assets of the Company in favor of The Bank of New York, in its capacity as collateral agent for the holders of the Exchanged CAP Notes.

On April 25, 2008, the Company also exchanged with Rodman & Renshaw LLC, Portside Growth and Opportunity Fund and Smithfield Fiduciary LLC (the “Warrant Holders”) outstanding warrants previously issued to the Warrant Holders to purchase an aggregate of 144,286 shares of common stock at an exercise price of $7.00 per share through January 24, 2012 for new Amended and Restated Warrants to purchase 144,286 shares of common stock at an exercise price $7.00 per share through January 23, 2014.

Firepond, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
Unaudited

Additional Terms of the Exchanged CAP Notes

The following are certain additional material terms of the Exchanged CAP Notes (capitalized terms used but not defined in the following discussion have the meanings ascribed to such terms in the Exchanged CAP Notes):

1.	Interest Rate. Interest on the Exchanged CAP Notes accrues at a rate of 12% per annum. Interest accruing after January 23, 2009 is due at maturity.

2.
Redemption at the Option of the Investor. The Company may become obligated, at the option of each Investor, to redeem the Exchanged CAP Notes upon the request of such Investor after an Event of Default.   Events of Default include failure to (i) attain EBITDA Thresholds, and (ii) close timely the July Financing (as defined below).

3.
Repurchase at the Option of the Investor Upon a Fundamental Change. The Company may become obligated, at the option of each Investor, to repurchase the Exchanged CAP Notes if a Fundamental Change occurs at any time prior to the stated maturity of the Exchanged CAP Notes at the Change in Control Redemption Price.

4.
Optional Conversion. Subject to certain terms and conditions, an Investor may optionally convert at any time the Conversion Amount of an Exchanged CAP Note into shares of common stock at a conversion price of $7.00 per share, subject to adjustment as provided in the Exchanged CAP Note.

5.	Prepayment. The Exchanged CAP Notes may be prepaid upon notice to the Investors.

6.
Event of Default. If an Event of Default will occur and be continuing, the Principal plus accrued and unpaid interest, and Late Charges, if any, through such date on all the Exchanged CAP Notes may be declared due and payable in the manner and with the effect provided in the Exchanged CAP Notes.

7.
CWC Distributions.  The net cash proceeds of any CWC Distributions (defined below) will be paid pro rata to the holders of the Exchanged CAP Notes and the Exchanged Bridge Notes (defined below) until all such notes are paid in full.

8.
Subsequent Financings. The net cash proceeds of any Subsequent Financings will be paid to the holders of the Exchanged Bridge Notes until such obligations are paid in full and then to the holders of the Exchanged CAP Notes until such obligations are paid in full.

Firepond, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
Unaudited

BRIDGE NOTES:

•	A new issue of Amended and Restated Senior Secured Subordinated Notes Due July 2009 in the aggregate principal amount of $3,921,563 (the “Exchanged Bridge Notes”); and

•	180,000 fully-paid shares of Common Stock (the “New Shares”).

The indebtedness evidenced by the Exchanged Bridge Notes is senior secured indebtedness of the Company, and ranks superior to the Company’s other indebtedness except for the Exchange CAP Notes. As security for the Company’s obligations under the Exchanged Bridge Notes, the Company executed an Amended and Restated Security Agreement dated as of April 24, 2008 (the “Bridge Security Agreement”), pursuant to which the Company granted a security interest in substantially all assets of the Company in favor of Radcliffe SPC, Ltd., for and on behalf of the Class A Segregated Portfolio, in its capacity as collateral agent for the holders of the Exchanged Bridge Notes.

Additional Terms of the Exchanged Bridge Notes

The following are certain additional material terms of the Exchanged Bridge Notes (capitalized terms used but not defined in the following discussion have the meanings ascribed to such terms in the Exchanged Bridge Notes):

1.	Interest Rate. Interest on the Exchanged Bridge Notes accrues at a rate of 15% per annum. Interest is reflected in the face value of the note through the date of maturity.

2.
Redemption at the Option of the Investor. The Company may become obligated, at the option of each Investor, to redeem the Exchanged Bridge Notes upon the request of such Investor after an Event of Default.   Events of Default include failure to (i) attain EBITDA Thresholds, and (ii) close timely the July Financing.

3.
Repurchase at the Option of the Investor Upon a Fundamental Change. The Company may become obligated, at the option of each Investor, to repurchase the Exchanged Bridge Notes if a Fundamental Change occurs at any time prior to the stated maturity of the Exchanged Bridge Notes at the Change in Control Redemption Price.

4.	Prepayment. The Exchanged Bridge Notes may be prepaid, subject to the terms of the Exchanged CAP Notes.

5.
Event of Default. If an Event of Default will occur and be continuing, the Principal plus accrued and unpaid interest, and Late Charges, if any, through such date on all the Exchanged Bridge Notes may be declared due and payable in the manner and with the effect provided in the Exchanged Bridge Notes.

6.	CWC Distributions. The net cash proceeds of any CWC Distributions will be paid pro rata to the holders of the Exchanged CAP Notes and the Exchanged Bridge Notes until all such notes are paid in full.

7.	Subsequent Financings. The net cash proceeds of any Subsequent Financings will be paid to the holders of the Exchanged Bridge Notes until such obligations are paid in full.

Stock Purchase Agreement

Effective April 25, 2008, the Company entered into a Common Stock Purchase Agreement (“Stock Purchase Agreement”) with FP Tech, in conjunction with its affiliates, the largest shareholder of the Company.  Pursuant to the Stock Purchase Agreement, effective with entering the Amendment and Exchange Agreements and the CWC Operating Agreement (defined below), the Company and FP Tech agreed the following (capitalized terms used but not defined in the following discussion have the meanings ascribed to such terms in the Stock Purchase Agreement):

1.	Sale of Common Stock. The Company sold to FP Tech 1,071,429 shares of common stock for a purchase price of $1.40 per share, or for a total price of $1,500,000.

2.
Conversion of CAP Notes.  FP Tech has converted the outstanding principal and accrued interest on certain CAP Notes held by FP Tech into 241,840 shares of Common Stock.  The conversion amount was $338,576.  The conversion rate was $1.40 per share.   The CAP Notes converted by FP Tech have been cancelled.

3.
Conversion of Equipment Lease Agreement.  FP Tech has converted the outstanding principal and accrued interest on the Equipment Lease Agreement, dated as of February 11, 2008, into 72,572 shares of common stock.  The conversion amount was $101,601.  The conversion rate was $1.40 per share.

4.
Option to Purchase. The Company has provided FP Tech the option to purchase an additional 357,143 shares of Common Stock for a purchase price of $1.40 per share, or a total price of $500,000 (the “July Financing”).   The option to purchase must be exercised, if at all, no later than July 31, 2008.  Failure of FP Tech to consummate the July Financing will result in an Event of Default pursuant to both the Exchanged CAP Notes and the Exchanged Bridge Notes.

5.
Grant of Preemptive Right. In the event of a Qualified Financing, FP Tech has agreed, if necessary to complete such financing, to purchase at least $1,000,000 of the securities issued in the Qualified Financing and has the right to purchase up to an aggregate of 25% of the securities issued in such Qualified Financing.  A Qualified Financing is a transaction in which the Company sells equity or debt securities in exchange for aggregate gross proceeds of an amount equal to or greater than the aggregate amount outstanding (including principal and interest) under the Exchanged Bridge Notes and Exchanged Cap Notes.

Firepond, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
Unaudited
CWC Operating Agreement

Effective April 25, 2008, the Company and TechDev Holdings, LLC, a Texas limited liability company and affiliate of FP Tech (“TechDev”), entered into a Company Agreement of CWC Holdings, LLC (the “CWC Operating Agreement”), a Texas limited liability company (“CWC”), as members of CWC.  Capitalized terms used but not defined in the following discussion have the meanings ascribed to such terms in the CWC Operating Agreement.

The Company, as sole Class B member, is entitled to receive 10% of the profits, losses and distributions of CWC (the “Class B Interest”), subject to certain adjustments.   In return, the Company has issued 6,000,000 shares of common stock to CWC.  The Class B Interest is a non-voting interest.

TechDev, as sole Class A member, is entitled to receive 90% of the profits, losses and distributions of CWC (the “Class A Interest”), subject to certain adjustments.  In return, TechDev has contributed certain property interests to CWC.  The Class A Interest is a voting interest.

TechDev may forego all or any portions of its pro rata distributions from CWC (the “Declined Distribution”) which the Company may in turn accept.  If accepted by the Company, TechDev will receive from CWC the Common Stock Distribution.  The Common Stock Distribution will be equal to the quotient of (i) the total amount of the Declined Distribution divided by (ii) for any time prior to the Exchanged Bridge Notes and Exchanged Cap Notes being paid in full, 1.40 and thereafter, the higher of (A) the product of (x) 0.8 times (y) the arithmetic average of the closing price for the common stock for each of the twenty (20) trading days ending on the trading day immediately preceding the date of the Declined Distribution and (B) 1.40.  Proceeds received by the Company from CWC shall be used to pay principal to the holders of the Exchanged CAP Notes and the Exchanged Bridge Notes pro rata.

Failure by the Company to accept the Declined Distribution during a period that either any of the Exchanged CAP Notes or Exchanged Bridge Notes remains outstanding will result in an Event of Default pursuant to both the Exchanged CAP Notes and the Exchanged Bridge Notes.

Upon either (i) an Event of Default Threshold Condition (as defined in the Exchanged CAP Notes and the Exchanged Bridge Notes) or (ii) failure by the Company to accept the Declined Distribution two consecutive times, CWC has the right to repurchase the Company’s Class B Interest for $10,000 and return of 90% of the Remaining Shares.  The Remaining Shares equal the initial shares of common stock issued to CWC by the Company minus the aggregate number of such shares distributed by CWC to TechDev as a Common Stock Distribution.

Stock Option Grants

On April 25, 2008, the Board of Directors granted to both Scott Kline and Francis Knuettel II, new members of the Board of Directors, an option to purchase 108,387 shares of Common Stock.  The options vest pro rata monthly over an eighteen month period and are subject to other conditions set forth in a written stock agreement.  The strike price of the options is the closing price on the last trading day prior to approval, or in the event the Company’s common stock does not trade on such day, the last bid price for the Company’s common stock on such day.  The options have a ten year term.  In addition, the granted options become fully vested upon a “change in control” (as defined in the 2006 Plan) or such director’s death.  In the event Mr. Kline or Mr. Knuettel cease to be a director for any reason (other than death), they may exercise their then vested options for six months thereafter.  In the event of death, their options remain exercisable for a period of twelve months.

Equity Offering

On August 14, 2007, the Company filed a registration statement on Form SB-2 with the SEC for a proposed public offering of the Company’s common stock.  Due to market conditions for equity offerings, the Company withdrew its registration statement on April 17, 2008.

The following selected balance sheet data as of March 31, 2008 is presented on an actual basis and on an as adjusted basis to give effect to issuance of common stock and exchange of the CAP Notes and Bridge Notes as described in this Note 8.

	As of March 31, 2008
Balance Sheet Data (in thousands):	Actual	As Adjusted
(unaudited)
Cash and cash equivalents	$151	$1,596
Working capital (deficit)	(8,734)	(620)
Total assets	7,176	12,449
Long term debt	0	6,231
Total stockholders’ equity (deficit)	(3,305)	2,408

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our discussion includes forward-looking statements, which involve certain risks and uncertainties.  Certain statements in the “Management’s Discussion and Analysis of Financial Condition or Plan of Operations” are forward-looking statements that involve risks and uncertainties. Words such as anticipates, expects, intends, plans, believes, seeks, estimates, and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under “Corporate Overview” and “Liquidity and Capital Resources” included in these sections and those appearing elsewhere in this Form 10-QSB. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. Rounding of figures for presentation purposes sometimes results in inconsistent results for comparison purposes.  We believe these inconsistencies to be immaterial.  As used in this report, the terms “we”, “us”, “our” or “the Company” mean Firepond, Inc.

Executive Summary

Corporate Overview

We are a leading provider of multi-tenant, on-demand software that automates and simplifies the process companies use to sell complex products and services. Our Configure, Price, Quote tm, or CPQ, Software-as-a-Service automates complex sales processes, improves order accuracy, and accelerates sales cycles. We have designed our Firepond CPQ tm product to be a low-cost Internet-based software application delivered on a subscription basis. This model allows us to provide functionality to companies of all sizes that have typically been available only to large enterprises with substantial information technology resources and budgets. Our Firepond CPQ OnDemand product offering capitalizes on our extensive expertise in sales automation software and combines it with the positive attributes of multi-tenant, Internet-based delivery.

We offer our solutions on an annual or multi-year subscription basis. We sell our products by targeting selected vertical markets, currently consisting of high technology, transportation, construction machinery, agricultural equipment, and service companies selling complex products and services.   Presently, the Company has 37 customers, five of which executed contracts for our Firepond CPQ tm solution in the most recent quarter.  The average initial life of our existing contracts is almost three years. Unrecognized revenue for existing contracts totals approximately $7.5 million at March 31, 2008. Our current customers include Bell Helicopter, John Deere, G.E. Tip Trailer, Redback Networks, Rolls Royce and Symantec.

Our history dates back to 1983.  As such, the Company’s predecessor was focused on providing enterprise software solutions.  We inherited the legacy portion of that business which continues to generate revenue from maintenance and service contracts. However, our resources are no longer focused on producing new enterprise revenue.

Industry Background

The Enterprise Application Software Market

Over the last thirty-five years, there have been several shifts in the way vendors deliver enterprise software applications. In the 1970s and 1980s, vendors delivered application software through centralized mainframe based systems. This evolved in the 1990s to client/server computing. Historically, only large businesses could afford to make investments in enterprise applications to gain an enterprise-wide view and automate and improve basic processes. In addition, large businesses attempted to customize and connect various incompatible packaged applications through time-consuming, extensive and costly integration efforts. However, many large enterprises never realized the benefits of these applications for a variety of reasons, including the difficulty of deployment, low user adoption rates, lack of ubiquitous access, high total cost of ownership and a relatively low return on investment.

In an attempt to address these challenges, many enterprise software application vendors adapted their products to be accessible over the Internet. However, as these products were not originally designed to be delivered over the Internet as a service and were limited in their ability to serve all sizes of business across many industries, they failed to address many of the shortcomings of traditional business application software. In addition, because they were not easy to use, users were hesitant to adopt these complex, non-intuitive installed applications.

On-Demand Application Services

Software-as-a-Service

The pervasiveness of the Internet, along with the dramatic declines in the pricing of computing technology and network bandwidth, have enabled a new generation of enterprise computing in which substantial components of information technology, or IT, infrastructure can be delivered dynamically over the Internet on an outsourced basis. This new computing paradigm is sometimes referred to as utility computing or cloud computing, while the outsourced software applications are referred to as on-demand application services.

Software-as-a-Service (“SaaS”), which is an on-demand application service, enables businesses to subscribe to a wide variety of application services that are developed specifically for, and delivered over, the Internet on an as-needed basis with little or no implementation services required and without the need to install and manage third-party software in-house.

Software-as-a-Service application services contrast with the traditional enterprise software model, which requires each customer to install, configure, manage and maintain the hardware, software and network services to implement the software application in-house. Moreover, traditional enterprise software vendors must maintain support for numerous legacy versions of their software and compatibility with a wide array of hardware devices and operating environments. As a result, they dedicate fewer resources to innovation and incur higher research and development expenses as a percentage of revenue than on-demand application service providers.

Software-as-a-Service applications are typically multi-tenant in nature, leveraging a common infrastructure and software code among all customers. With multi-tenancy, customers benefit from access to the latest release of the application, automated upgrades, more rapid innovation and the economies of a shared infrastructure.

An independent research group forecasts that Software-as-a Service will grow at a 22.1% compound annual growth rate through 2011, more than double the growth rate for enterprise software.  We believe the shift to Software-as-a-Service applications provides significant benefits to Firepond’s future business as it completes its transitions from an enterprise-based business. Businesses are able to realize many of the benefits offered by traditional enterprise software vendors, such as a comprehensive set of features and functionality and the ability to customize and integrate with other applications, while at the same time reducing the risks and lowering the total costs of owning enterprise software. As a result, we believe the continued emergence of software-as-a-service applications is bringing about a fundamental transformation in the enterprise software industry as businesses will be able to replace their purchased software with subscriptions to a wide range of application services.

Partners

Firepond partners with other solution providers adding value to our comprehensive solution for optimizing the sales process. We partner with global leaders in their respective fields to extend and enhance our product offering, provide consulting and leverage complementary solutions, including industry-specific solutions.

salesforce.com  - Firepond has partnered with salesforce.com, the leading provider, based on revenues and market share, of Software-as-a-Service offerings. Salesforce.com provides comprehensive customer relationship management, or CRM, service to businesses of all sizes and industries worldwide.    Firepond CPQ™ OnDemand provides an out-of-the-box seamless integration, single sign-on experience with salesforce.com’s sales force automation (SFA) application as well as salesforce.com’s partner relationship management (PRM) application, salesforce.com’s principal offerings. Now both direct and indirect sales channel users can take full advantage of salesforce.com’s SFA and PRM applications and Firepond’s configuration and quoting application as if the user were utilizing a single application.

Firepond CPQ tm can also be seamlessly integrated with any other on-demand CRM solution.

Financial Condition

At March 31, 2008, the Company had net assets of ($3.3) million as compared to $5.1 million at March 31, 2007. Accounts payable at March 31, 2008 were $852,000 as compared to $201,000 at March 31, 2007. Accrued liabilities were $1.3 million at March 31, 2008 as compared to $1.7 million at March 31, 2007. Notes payable were $6.4 million at March 31, 2008 as compared to $2.0 million at March 31, 2007. The increase in notes payable was due primarily to the amortization of the debt discount associated with the notes under the Exchange Agreement (See Note 4 to the Consolidated Financial Statements). The Company had a working capital deficit of $8.7 million as of March 31, 2008 as compared to working capital of $1.2 million at March 31, 2007.  The decrease in working capital which resulted primarily by the Company securing the Bridge Loan in August 2007 and an increase in the amount of CAP Notes being classified as short term notes payable.  Subsequent to fiscal quarter end, the Company executed agreements restructuring its senior secured debt and providing for the sale of common stock to an affiliate.  See Note 8 to the Consolidated Financial Statements and Liquidity and Capital Resources, Amendment and Exchange Agreement, below.

Results of Operations

Three Months Ended March 31, 2007 and March 31, 2008

	Three Months Ended March 31
	2007		2008
	Amount	% of Revenues	Amount	% of Revenues

Revenues
OnDemand revenues	$692,280		605,264
Enterprise revenues	780,608		425,200
Total revenues	1,472,888	100.0	1,030,464	100.0

Cost of revenues
OnDemand cost of revenues	307,540		424,415
Enterprise cost of revenues	146,689		43,759
Total cost of revenues	454,229	30.8	468,174	45.4
Gross profit	1,018,659	69.2	562,290	54.6

Operating expenses
Sales and marketing	394,984	26.8	503,209	48.8
General and administrative	1,183,476	80.4	1,334,772	129.5
Research and development	574,859	39.0	463,591	45.0

Total operating expenses	2,153,319	146.2	2,301,572	223.3

Loss from operations	(1,134,660)	(77.0)	(1,739,282)	(168.7)

Other income (expense), net
Interest expense	(778,827)	(52.9)	(1,416,548)	(137.5)
Extinguishment of debt	(13,705,000)	(930.5)	-	-
Other income expense	67,658	4.6	20,770	2.0
Total other income (expense), net	(14,416,169)	(978.8)	(1,395,778)	(135.5)

Net loss	(15,550,829)	(1,055.8)	(3,135,060)	(304.2)

Three Months Ended March 31, 2007 compared to March 31, 2008

Revenues

Revenues for the three months ended March 31, 2008 were approximately $1.0 million as compared to revenues of approximately $1.5 million for the three months ended March 31, 2007, a decrease of $442,000 or 30.0%. This decrease in revenues resulted primarily from renewals or extensions of certain enterprise license agreements in the prior period quarter with no similar renewal in the current quarter.  OnDemand revenues totaling approximately $605,000 during the quarter ended March 31, 2008 decreased by $87,000, or 12.6%, from approximately $692,000 in the prior year fiscal quarter ended March 31, 2007.  While OnDemand recurring revenues or subscription revenues increased during the three months ended March 31, 2008 over the same period in 2007, aggregate OnDemand revenues in the three months ended March 31, 2008 declined due to a large, non-recurring special services project for a new customer in the prior period quarter.   Enterprises revenues for the three months ended March 31, 2008 were approximately $425,000 as compared to Enterprise revenues of approximately $781,000 for the three months ended March 31, 2007, a decrease of $355,000 due to the timing of a license renewal that occurred in the prior period quarter which this fiscal year occurred in the quarter ended December 31, 2007 rather than in the current quarter ended March 31, 2008.  Enterprise revenues are expected to decrease rather than increase in future periods due to the Company’s continuing focus on its OnDemand segment. As such, future results should reflect increasing OnDemand recurring revenue versus Enterprise revenue.

Cost of Revenues

Cost of revenues, which consist of license costs, maintenance costs, hosting costs and service costs were $468,000 in the three months ended March 31, 2008 as compared to $454,000 for the three months ended March 31, 2007, an increase of $14,000, or 3.1%.  Specifically, OnDemand cost of revenues increased $117,000 or approximately 38.0% during the three months ended March 31, 2008 over the prior year fiscal quarter ended March 31, 2007 while Enterprise cost of revenues declined $103,000, or 70.2%, in comparison to the prior year three month period.  The increase in OnDemand cost of revenues was primarily characterized by increased hosting and support costs attributable to the growth in the recurring revenue portion of our OnDemand business. For example, during the quarter ended March 31, 2007 the Company had 7 active customer service or onboarding engagements.  During same period in 2008, there were 13 active onboarding projects.  The decline in Enterprise cost of revenues was attributable to our shifting focus to the OnDemand segment and a continuing decline in support requirements to the Enterprise segment.

Operating Expenses

Operating expenses were $2.3 million in the three months ended March 31, 2008 as compared to $2.2 million for the three months ended March 31, 2007, an increase of $148,000, or 6.9%. The increase was primarily the result of increased spending in sales and marketing efforts and reduced payroll costs in research and development.  Sales and marketing expenses increased by $108,000, or 27.4%, as the Company participated with a strategic partner on new business development and spent additional resources on lead generation and market research.  General and administrative expenses increased by $151,000, or 12.8%, primarily as a result of a Board of Directors decision to accelerate the vesting of a departing director’s stock award which resulted in recording additional expense in the current quarter ended March 31, 2008.  Research and development costs decreased in the three months ended March 31, 2008 to $464,000 from $575,000 in the prior year three month period, a decrease of $111,000, or 19.4%.  The decrease is primarily attributable to staff attrition in the three months ended March 31, 2008.  In addition, expenses for one outside contractor were shifted from research and development costs to OnDemand cost of revenues due to the changing nature of the contractor’s work.

Other Income (Expense)

Other expense was approximately $1.4 million for the three months ended March 31, 2008 as compared to approximately $14.4 million for the three months ended March 31, 2007, a decrease of $13.0 million, or 90.3%.   The Company’s $50 million restricted cash escrow account was released in January 2007 as part of the Exchange Agreement resulting in the payment of $45 million in principal to the holders of the Nonconvertible Notes.  This transaction resulted in recording $13.7 million in debt extinguishment expense in the prior year quarter ended March 31, 2007.  Further, issuance of the New Shares and the CAP Warrants as part of the Exchange Agreement caused the $5.6 million CAP Notes to be initially discounted in their entirety.  The CAP Notes are ratably accreted to the balance sheet over their maturity period.  This accretion is reflected as interest expense in our income statement.  The accounting treatment of the Exchange Agreement is the primary factor for the $638,000 increase of interest expense for the three months ended March 31, 2007 as compared to the three months ended March 31, 2007. See Note 4 to the Consolidated Financial Statements.

Nine Months Ended March 31, 2007 and March 31, 2008

	Nine Months Ended March 31
	2007		2008
	Amount	% of Revenues	Amount	% of Revenues

Revenues
OnDemand revenues	$1,628,919		1,665,072
Enterprise revenues	2,016,695		2,029,440
Total revenues	3,645,614	100.0	3,694,512	100.0

Cost of revenues
OnDemand cost of revenues	909,805		1,198,350
Enterprise cost of revenues	411,897		179,506
Total cost of revenues	1,321,702	36.3	1,377,856	37.3
Gross profit	2,323,912	63.7	2,316,656	62.7

Operating expenses
Sales and marketing	1,290,425	35.4	1,524,994	41.3
General and administrative	3,499,786	96.1	3,209,383	86.8
Research and development	1,609,076	44.1	1,384,977	37.5
Restructuring	(14,285)	(.4)	-
Settlement of claim	(147,500)	(4.1)	-
Total operating expenses	6,237,502	171.1	6,119,354	165.6

Loss from operations	(3,913,590)	(107.4)	(3, 802,698)	(102.9)

Other income (expense), net
Interest expense	(3,977,001)	(109.1)	(4,137,920)	(112.0)
Extinguishment of debt	(13,705,000)	(375.8)	-	-
Other income expense	1,273,376	34.9	55,707	1.5
Total other income (expense), net	(16,408,625)	(450.0)	(4,082,213)	(110.5)

Net loss	(20,322,215)	(557.4)	(7,884,911)	(213.4)

Nine Months Ended March 31, 2007 compared to March 31, 2008

Revenues

Revenues for the nine months ended March 31, 2008 were approximately $3.7 million as compared to revenues of approximately $3.6 million for the nine months ended March 31, 2007, an increase of approximately $49,000, or 1.3%.  OnDemand revenues for the nine months ended March 31, 2008 were approximately $1.7 million versus $1.6 million for the same period in the prior fiscal year, an increase of approximately $36,000, or 2.2%.  The increase results from the continuing growth in the recurring revenue portion of our OnDemand business.  Enterprise revenue for the nine months ended March 31, 2008 were approximately $2.0 million as compared to approximately $2.0 million for the nine months ended March 31, 2007, an increase of approximately $13,000, or 0.6%.  Enterprise revenues are expected to decrease rather than increase in future periods due to the Company’s continuing focus on its OnDemand segment. As such, future results should reflect increasing OnDemand revenue versus Enterprise revenue.

Cost of Revenues

Costs of revenues, which consist of license costs, maintenance costs, hosting costs and service costs, were approximately $1.4 million in the nine months ended March 31, 2008 as compared to approximately $1.3 million in the same prior year period, an increase of approximately $56,000 or 4.3%.  OnDemand cost of revenues increased approximately $289,000, or 31.7%, due to increased hosting and support costs attributable in part to the growth in the recurring revenue portion of our OnDemand business and increased service costs and contractor costs associated with onboarding an increased number of new customers (11) during the interim.  Enterprise cost of revenues declined approximately $232,000, or 56.4%, as a result of the shifting focus to our OnDemand business and the continuing decline in support requirements to the Enterprise segment.

Operating Expenses

Operating expenses were approximately $6.1 million in the nine month period ended March 31, 2008 as compared to approximately $6.2 million for the nine month period ended March 31, 2007. The decrease of approximately $118,000, or 1.9%, was primarily the result of the expiration of the Trident Consulting Agreement which occurred in the prior year period, the reduction in headcount in research and development offset by certain settlement and restructuring credits recorded in the prior year period.  See Note 5 to the Consolidated Financial Statements.  Sales and marketing expenses increased period to period by approximately $235,000, or 18.2%.  The increase was the result of increased spending on joint business development efforts with a strategic partner, marketing research expense and lead generation costs.  General and administrative expenses decreased by approximately $290,000, or 8.3%, due primarily to the expiration of the Trident Consulting Agreement, as noted above.  Research and development costs declined by approximately $224,000, or 13.9% due primarily to staff attrition in the nine months ended March 31, 2008.  In addition, expenses for one outside contractor were shifted from research and development costs to OnDemand cost of revenues due to the changing nature of the contractor’s work.

Other Income (Expense)

Other expense was approximately $4.1 million for the nine months ended March 31, 2008 as compared to approximately $16.4 million for the nine months ended March 31, 2007, a decrease of $12.3 million, or 75.1%.  The Company’s $50 million restricted cash escrow account was released in January 2007 as part of the Exchange Agreement resulting in the payment of $45 million in principal to the holders of the Nonconvertible Notes.  This transaction resulted in recording $13.7 million in debt extinguishment expense in the prior year period.  Further, issuance of the New Shares and the CAP Warrants as part of the Exchange Agreement caused the $5.6 million CAP Notes to be initially discounted in their entirety.  The CAP Notes are ratably accreted to the balance sheet over their maturity period.   This accretion is reflected as interest expense in our income statement.  Interest expense increased approximately $161,000 during the nine months ended March 31, 2008 primarily due to this transaction.   See Note 4 to the Consolidated Financial Statements.  Other income and expense decreased by $1.2 million period to period due to the release of the Company’s $50 million restricted cash escrow account, as noted above.

Cash Used in Operating Activities

Cash used in operating activities for the nine months ended March 31, 2008 was approximately $3.0 million as compared to approximately $3.9 million for the nine month period ended March 31, 2007. The cash used in operating activities for the nine months ended March 31, 2008 period was primarily attributable to a net loss of approximately $7.9 million, offset by non-cash charges of approximately $4.3 million related to depreciation and amortization and changes in the amount of current assets and current liabilities. The cash used in operating activities for the nine months ended March 31, 2007 period was primarily attributable to a net loss of approximately $20.3 million adjusted for the debt extinguishment non-cash charge of $13.7 million plus non-cash charges for depreciation and amortization expenses of approximately $3.2 million and changes in the amounts of current assets and current liabilities.

Cash Provided by Investing Activities

For the nine months ended March 31, 2008, the Company generated approximately $486,000 net from investing activities. The Company drew down approximately $565,000 from its letter of credit classified as restricted cash to pay interest on the CAP Notes and use as working capital, but used $40,000 for the acquisition of certain property and equipment and $39,000 in the acquisition of other assets.  For the nine months ended March 31, 2007, cash provided by investing activities was approximately $46.2 million arising from the release of restricted cash under the Exchange Agreement (See Note 4 to Consolidated Financial Statements) and an adjustment to other assets of approximately $42,000.   In addition, the Company used approximately $26,000 for the purchase of property and equipment.

Cash Provided by (Used in) Financing Activities

For the nine months ended March 31, 2008, the Company generated approximately $1.9 million from financing activities.   The Company received $3.1 million in cash from new borrowings (the Bridge Loan and the Equipment Lease Agreement) during the period of which approximately $1.2 million was used to repay outstanding indebtedness and approximately $83,000 was paid for debt issuance costs.  During the period the Company experienced a positive net adjustment to debt issuance costs of approximately $161,000. For the nine months ended March 31, 2007, the Company used approximately $40.7 million in financing activities resulting from repayment of $46.0 million under the Exchange Agreement and other note payments, offset by proceeds from the sale of common stock of $6 million, net of selling expenses, and payment of debt issuance costs of approximately $537,000.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for working capital, repayment of debt, and general corporate needs. Our main sources of liquidity and capital have been a variety of debt and equity financings (see below).   As of March 31, 2008, cash and cash equivalents were approximately $151,000 and restricted cash was approximately $597,000 as compared with cash and cash equivalents of approximately $2.5 million and restricted cash of $1.3 million as of March 31, 2007.    (See “Financial Condition,” above). Our working capital at March 31, 2008 represented a deficit of approximately $8.7 million compared to a working capital of approximately $1.2 million at March 31, 2007.

The Company has, for some time, been incurring losses and negative cash flow from operations. For the fiscal year ended June 30, 2007, we incurred a net loss of approximately $23.3 million and negative cash flows from operations of approximately $5.4 million. For the nine month period ended March 31, 2008 we incurred a net loss of approximately $7.9 million and a negative cash flow from operations of approximately $3.0 million.  Moreover, while demand for our on-demand applications seems to be growing, it is apparent operational cash flows over the ensuing months will be insufficient to sustain current operations.  Recognizing the necessity to align capital with operational and other expenditures, the Company completed a financial restructuring on April 25, 2008 that included from FP Tech (1) an investment of $1,500,000 cash, (2) conversion of $336,000 senior secured convertible notes plus accrued interest held by it to common stock, (3) conversion of $100,000 of other debt plus accrued interest held by it to common stock, and (4) subject to certain conditions, an indication to make additional equity contributions to the Company. The financial restructuring also included extension of the maturity dates of the Company’s senior secured debt facilities (Exchanged CAP Notes and Exchanged Bridge Notes) to December 31, 2009 and July 1, 2009, respectively.

The Company has commenced an operational restructuring that includes, among other things, focusing additional resources to onboard several customers under contract and reductions in payroll and operating expenses. To that end, the Company recently eliminated several positions and relocated headquaters from Framingham, MA to Mankato MN resulting in a projected annual cash savings of approximately $1,500,000 and reorganized operations to focus more resources to our OnDemand services group.

While FP Tech has indicated its intent to make additional equity contributions to the Company, those contributions are likely dependent upon improving operational metrics.  At this stage it is unclear whether the Company can achieve those operational metrics, and as such, whether current cash will sustain the Company to a point that operational cash flow will meet or exceed operational expenses.  Failure to achieve positive operational cash flow in the near term may limit the ability of the Company to access additional capital whether in the form of new debt or equity infusions.

On August 14, 2007, the Company filed a registration statement on Form SB-2 with the SEC for a proposed public offering of the Company’s common stock.  Due to market conditions as it relates to equity offerings, the Company withdrew its registration statement on April 17, 2008.  The Company may pursue a public or private offering in the future.   However, no assurance can be given that any such equity offering will be completed, or that if completed, will be on terms that are favorable or acceptable to the Company.

The accompanying consolidated financial statements do not include any adjustments that might result from such adverse outcomes.

August 2007 Bridge Financing

On August 2, 2007, as part of the Bridge Loan, we entered into a Securities Purchase Agreement with certain holders of the CAP Notes we issued in January 2007. Pursuant to the Securities Purchase Agreement, we sold for $3 million in gross proceeds the Bridge Notes in the face amount of approximately $3.3 million, providing for original issue discount of 15% per annum. We also issued the Bridge Note holders 125,000 shares of common stock. The maturity of the Bridge Notes will accelerate if we raise at least $5 million in gross proceeds in an equity offering. The common stock will be registered if, in the two-year period beginning on August 2, 2007, we file a registration statement unless such registration statement is for shares issued in conjunction with (1) an acquisition of another company or company benefit plans, or (2) pursuant to a bona fide firm commitment underwritten public offering with a nationally recognized investment bank that generates gross proceeds to us in excess of $5 million (other than certain shelf registrations). In the event of a change in control of our company, the note holders may require that we repurchase the Bridge Notes at 110% of the outstanding principal amount.   We used $1 million of the net proceeds of the Securities Purchase Agreement to repay the outstanding indebtedness to Trident.   The remaining net proceeds were used for working capital purposes.

On April 25, 2008, the Bridge Notes were exchanged for new notes extending maturity to July 1, 2009.  The face amounts of the new notes reflect outstanding principal on the Bridge Notes plus accrued interest through the new maturity date. (See “Amendment and Exchange Agreement - Bridge Notes,” below).

February 2008 Equipment Lease Agreement

On February 11, 2008, the Company entered into an equipment lease agreement with FP Tech, wherein the Company established a credit facility of up to $200,000 to be used for capital purchases and general corporate purposes.  The agreement has a twenty four month lease commitment term.  Outstanding principal accrues interest at the rate of 8% per annum during the first twelve months, 9% per annum during months 13-24 and 20% thereafter. Accrued interest is due and payable at the earlier of the end of the lease commitment term or upon optional repayment of Principal.  Principal may be repaid in full or in part at any time without penalty, but in no case later than expiration of the lease commitment term.   At March 31, 2008, principal outstanding on the equipment lease agreement was $100,000.  The outstanding principal and accrued interest was converted to common stock of the Company on April 25, 2008.    (See “Stock Purchase Agreement,” below).

Amendment and Exchange Agreement

On April 24, 2008, the Company, entered into an Amendment and Exchange Agreement with each of the holders of our CAP Notes and Bridge Notes (the “Investors”). Pursuant to the Amendment and Exchange Agreement, effective April 25, 2008, the Company exchanged with the Investors all of its outstanding (i) CAP Notes, in the aggregate principal amount of $5,264,000; (ii) CAP Warrants to purchase an aggregate of 1,214,285 shares of common stock of the Company at an exercise price of $7.00 per share through January 24, 2012; and (iii) Bridge Notes, in the aggregate principal amount of $3,337,500, for the following aggregate consideration:

CAP NOTES:

•	A new issue of the Exchanged CAP Notes;

•	Termination of the Indenture and related Registration Rights Agreement;

•
Termination of the Letter of Credit from Wells Fargo Bank, National Association, in favor of The Bank of New York, as trustee under the Indenture, securing interest payments on the CAP Notes and  payment of pre-paid interest on the Exchanged CAP Notes through January 23, 2009 in the aggregate amount of $514,117 from the account underlying the Letter of Credit; and

•	New CAP Warrants to purchase an aggregate of 1,214,285 shares of common stock at an exercise price of $7.00 per share through January 23, 2014.

The indebtedness evidenced by the Exchanged CAP Notes is senior secured indebtedness of the Company, and ranks superior to the Company’s other indebtedness. As security for the Company’s obligations under the Exchanged CAP Notes, the Company executed the CAP Security Agreement, pursuant to which the Company granted a security interest in substantially all assets of the Company in favor of The Bank of New York, in its capacity as collateral agent for the holders of the Exchanged CAP Notes.

On April 25, 2008, the Company also exchanged with Warrant Holders outstanding warrants previously issued to the Warrant Holders to purchase an aggregate of 144,286 shares of common stock at an exercise price of $7.00 per share through January 24, 2012 for new Amended and Restated Warrants to purchase 144,286 shares of common stock at an exercise price $7.00 per share through January 23, 2014.

See Note 8 – Subsequent Events to the financial statements for additional terms of the Exchanged CAP Notes

BRIDGE NOTES:

•	A new issue of the “Exchanged Bridge Notes; and

•	the New Shares.

The indebtedness evidenced by the Exchanged Bridge Notes is senior secured indebtedness of the Company, and ranks superior to the Company’s other indebtedness except for the Exchange CAP Notes. As security for the Company’s obligations under the Exchanged Bridge Notes, the Company executed the Bridge Security Agreement, pursuant to which the Company granted a security interest in substantially all assets of the Company in favor of Radcliffe SPC, Ltd., for and on behalf of the Class A Segregated Portfolio, in its capacity as collateral agent for the holders of the Exchanged Bridge Notes.

See Note 8 – Subsequent Events to the financial statements for additional terms of the Exchanged Bridge Notes

Stock Purchase Agreement

Effective April 25, 2008, the Company entered into a Common Stock Purchase Agreement with FP Tech.  Pursuant to the Stock Purchase Agreement, effective with entering the Amendment and Exchange Agreements and the CWC Operating Agreement (discussed below), the Company and FP Tech agreed the following (capitalized terms used but not defined in the following discussion have the meanings ascribed to such terms in the Stock Purchase Agreement):

1.	Sale of Common Stock. The Company sold to FP Tech 1,071,429 shares of common stock for a purchase price of $1.40 per share, or for a total price of $1,500,000.

2.
Conversion of CAP Notes.  FP Tech has converted the outstanding principal and accrued interest on certain CAP Notes held by FP Tech into 241,840 shares of common stock.  The conversion amount was $338,576.  The conversion rate was $1.40 per share.   The CAP Notes converted by FP Tech have been cancelled.

3.
Conversion of Equipment Lease Agreement.  FP Tech has converted the outstanding principal and accrued interest on the Equipment Lease Agreement, dated as of February 11, 2008, into 72,572 shares of common stock.  The conversion amount was $101,601.  The conversion rate was $1.40 per share.

4.
Option to Purchase. The Company has provided FP Tech the option to purchase an additional 357,143 shares of common stock for a purchase price of $1.40 per share, or a total price of $500,000 (the “July Financing”).   The option to purchase must be exercised, if at all, no later than July 31, 2008.  Failure of FP Tech to consummate the July Financing will result in an Event of Default pursuant to both the Exchanged CAP Notes and the Exchanged Bridge Notes.

5.
Grant of Preemptive Right. In the event of a Qualified Financing, FP Tech has agreed, if necessary to complete such financing, to purchase at least $1,000,000 of the securities issued in the Qualified Financing and has the right to purchase up to an aggregate of 25% of the securities issued in such Qualified Financing.  A Qualified Financing is a transaction in which the Company sells equity or debt securities in exchange for aggregate gross proceeds of an amount equal to or greater than the aggregate amount outstanding (including principal and interest) under the Exchanged Bridge Notes and Exchanged Cap Notes.

CWC Operating Agreement

Effective April 25, 2008, the Company and TechDev entered into the CWC Operating Agreement, as members of CWC.  Capitalized terms used but not defined in the following discussion have the meanings ascribed to such terms in the CWC Operating Agreement.

The Company, as sole Class B member, is entitled to receive 10% of the profits, losses and distributions of CWC (the “Class B Interest”), subject to certain adjustments.   In return, the Company issued 6,000,000 shares of common stock to CWC.  The Class B Interest is a non-voting interest.

TechDev, as sole Class A member, is entitled to receive 90% of the profits, losses and distributions of CWC (the “Class A Interest”), subject to certain adjustments.  In return, TechDev has contributed certain property interests to CWC.  The Class A Interest is a voting interest.

TechDev may forego all or any portions of its pro rata distributions from CWC (the “Declined Distribution”) which the Company may in turn accept.  If accepted by the Company, TechDev will receive from CWC the Common Stock Distribution.  The Common Stock Distribution will be equal to the quotient of (i) the total amount of the Declined Distribution divided by (ii) for any time prior to the Exchanged Bridge Notes and Exchanged Cap Notes being paid in full, 1.40 and thereafter, the higher of (A) the product of (x) 0.8 times (y) the arithmetic average of the closing price for the common stock for each of the twenty (20) trading days ending on the trading day immediately preceding the date of the Declined Distribution and (B) 1.40.  Proceeds received by the Company from CWC shall be used to pay principal to the holders of the Exchanged CAP Notes and the Exchanged Bridge Notes pro rata.

Failure by the Company to accept the Declined Distribution during a period that either any of the Exchanged CAP Notes or Exchanged Bridge Notes remains outstanding will result in an Event of Default pursuant to both the Exchanged CAP Notes and the Exchanged Bridge Notes.

Upon either (i) an Event of Default Threshold Condition (as defined in the Exchanged CAP Notes and the Exchanged Bridge Notes) or (ii) failure by the Company to accept the Declined Distribution two consecutive times, CWC has the right to repurchase the Company’s Class B Interest for $10,000 and return of 90% of the Remaining Shares.  The Remaining Shares equal the initial shares of common stock issued to CWC by the Company minus the aggregate number of such shares distributed by CWC to TechDev as a Common Stock Distribution.

ITEM 3. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of March 31, 2008. Based upon that evaluation, our President and Chief Financial Officer have determined that as of March 31, 2008 our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

(c)           Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Please refer to ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, Liquidity and Capital Resources, Amendment and Exchange Agreement - Bridge Notes and Stock Purchase Agreement as well as Note 8 – Subsequent Events to our financial statements included elsewhere in this Report for a discussion regarding the issuance of unregistered shares of common stock by the Company.   Also see Form 8-K filed by the Company with the SEC on April 29, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Changes in Management and Board of Directors – See Forms 8-K filed by the Company on April 3, 2008, April 29, 2008,  May 2, 2008 and May 13, 2008

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

Date: May	May 15, 2008	Firepond, Inc. (Registrant)

/s/ L. Bradlee Sheafe	/s/ William P. Stelt
L. Bradlee Sheafe, President	William P. Stelt, CFO