Form 10-K
period 2008-06-30
Firepond, Inc.
filed 2008-09-26
CIK 1012316

200810-K 1 d10k.htm FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2008

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-28515

Firepond, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3446646
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
11Civic Center Plaza, Suite 310
Mankato, Minnesota 56001
(Address of principal executive offices)

Telephone Number (507) 388-0400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	Over-the-Counter Bulletin Board

Securities registered pursuant to section 12(g) of the Act:

Not applicable

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes      No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐   Accelerated filer  ☐        Non-accelerated filer   ☐        Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing price of the Registrant’s common stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was December 31, 2007, the aggregate market value of its shares (based on a closing price of $4.00 per share) held by non-affiliates was approximately $16,245,732.  Shares of the Registrant’s common stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the Registrant’s outstanding common stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 30, 2008, there were 15,906,679 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its fiscal 2008 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended June 30, 2008, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Firepond, Inc.

FORWARD-LOOKING INFORMATION

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”,“will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report, the terms “we”, “us”, “our”, “the Company” mean Firepond, Inc.

Index

PART I

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

We offer our solutions on an annual or multi-year subscription basis. We sell our products by targeting selected vertical markets, currently consisting of high technology, transportation, construction machinery, agricultural equipment, and service companies selling complex products and services. Our current customers include Bell Helicopter, Alcan Cable (Division of Alcan Products), Cummins, Inc., Deere & Co., G.E. Equipment Services Europe BV, Redback Networks, Rolls Royce Motor Cars, SRI Surgical, and Symantec Corporation.

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

Single Tenant versus Multi-Tenant Architecture

Delivering on-demand applications, however, presents a number of technical advantages over traditional on-premise software application vendors. To achieve economies of scale benefits, on-demand applications must use multi-tenant architecture. Multi-tenant architecture enables multiple enterprises to share the same application infrastructure on a secure basis. In contrast, traditional enterprise software applications hosted by application service providers are deployed on individual servers and application infrastructures, increasing the cost to the company and impeding economies of scale. Further, enterprise software applications must be substantially redesigned and re-written to achieve multi-tenant functionality.

We believe the emergence of multi-tenant, on-demand applications has the potential to transform the enterprise applications software industry, enabling faster deployment, higher return-on-investment, and lower total cost of ownership. Furthermore, we believe the on-demand model expands the addressable market opportunity by making business applications more affordable for divisions of large corporations, middle-market companies, and small businesses.

Index
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

Sales automation software originally emerged to reduce the complexity of the sales process and improve sales productivity for large corporations. The role of such software is to match the customer’s needs to available product attributes while enforcing rules and constraints to assure the product can be delivered as quoted. As this market need evolved, configuration vendors added proposal, quotation, and pricing functionality to augment the effectiveness and usability of their core configuration engines. Thesesophisticated applications, however, required significant cash outlays for the initial purchase and ongoing maintenance, limiting it to large corporations with significant information technology resources. The software-as-a-service ,SaaS, model affords businesses of any size the ability to centralize and simplify complex selling processes and deploy a platform for aggregating, bundling, and pricing complex products and services across all sales channels.

The Firepond Solution

The combination of our multi-tenant, on-demand architecture coupled with 25 years of expertise in developing sales-oriented software uniquely positions us to deliver an affordable and feature-rich solution to large and small companies. We believe that our solution enables our customers to experience a number of key benefits, including:

•
Automated Sales Processes of Complex Products. The sale of complex products by a company typically requires the assistance of personnel from multiple departments, including sales, engineering, manufacturing, finance, legal, and marketing. Our solution provides sales representatives of a company with timely, relevant, and accurate information from each department regardless of platform, format, or location of the data. As a result, our solution enables a company to capture design specifications from engineering, production constraints from manufacturing, discount authorization from finance, terms and conditions from legal, and product collateral from marketing on a real-time basis.

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

Strategy

Our goal is to be the leading provider of multi-tenant, on-demand software applications that improve a company’s sales efficiency and associated business processes. Key elements of our strategy include:

•
Grow Our Sales Organization to Reach More Customers. Critical to our success will be our ability to expand our sales organization to provide broader market coverage and reach more customers. We believe our on-demand delivery model enables us efficiently to target clients of all sizes, including large corporations that historically have deployed on-site highly customized enterprise applications, as well as small and medium-sized companies that have been unable to afford higher-cost traditional applications.

•
Expand Targeted Vertical Markets. Critical to our success will be our ability to expand the number of vertical markets that we currently address. We believe our focus on targeted vertical markets enables us to offer solutions that meet the unique needs of our customers. We currently offer our products and services primarily to high technology, transportation, construction machinery, agricultural equipment, and service companies. We target companies within these selected vertical industries that have complex products, services, or channel relationships as well as organizations with a distributed and connected customer base or dealer network.

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

•
Expand and Enhance Our Product Offerings. We plan to continue to enhance our sales automation products and upgrade our implementation process. We are expanding our professional services teams while investing in research and development activities. In addition, we plan to continue to leverage the significant expenditures in research and development and engineering we made before changing our business model to a multi-tenant, on-demand platform.

•
Pursue Strategic Alliances and Acquisitions. We are focused on developing strategic relationships to expand our vertical markets, enlarge our customer base, and broaden our geographic reach. In addition, we may pursue acquisitions of complementary products, technologies, and businesses. We anticipate that these strategic alliances and possible acquisitions may focus on products and companies in analytics, order management, sales channel management, and product lifecycle management.

Index

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

•
Quote. Our quotation and proposal tool determines detailed pricing metrics and creates professional, customer-friendly proposals. Proposals are generated in Word, Excel, Adobe, PDF, or HTML format with built-in functionality to include recommended up-sell options and incorporate drawings, pictures, and technical datasheets.

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

Professional Services

We offer consulting and implementation services and training that complement our on-demand application service.

Consulting and Implementation Services

We offer consulting and implementation services to our customers to facilitate the adoption of our Firepond CPQ OnDemand application service. Consulting services consist of services such as business process mapping, project management services and guidance on best practices in using our solution. Implementation services include systems integration, configuration and data conversion. Historically, most of our consulting and implementation engagements have been billed on a time and materials basis though we have offered a fixed fee quotation for smaller projects.  We now bill our consulting services and implementation engagements for the most part on a value-added basis.

As the reach of our Firepond CPQ OnDemand service grows, third party providers will play a more integral part in also providing these consulting and implementation services to our customers.

Training

We provide both basic training and advanced-level user instruction, as well training in setting up and configuring Firepond's powerful solution.

The majority of our training engagements are billed on a fixed fee basis.

Index
Technology

Infrastructure and Platform

Unlike traditional software deployments, all of our customers are serviced from a single baseline of application code installed, securitized, and maintained at a secure hosting site. We do not need to allocate technical resources to make our software compatible with customer environments nor do we need to test our software in each possible combination of hardware and software services that may exist in a customer environment. This in turn eliminates the need to develop software that is compatible with the many hardware systems, operating systems, and databases in various technical environments and allows our technical resources to focus solely on enhancing our underlying product functionality. This enables a frequency of product releases unattainable by traditional enterprise software development vendors.

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

Our ICS technology packages each of these environments into highly compressed and optimized binary files that reside in computer memory. These packages enable complex product configuration and price calculations without numerous round trips to an underlying database and avoid the performance degradation that would normally occur in a high-volume transaction processing environment.

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

Building on two and a half decades of experience in the product configuration business, we have codified a number of behaviors that, when applied to product and price data, permit our customers to build highly customized sales scenarios. The following are some examples from our standard behaviors library:

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

•
Global Constraints. This behavior is used to create a rule that impacts the entire configuration. This behavior is useful when a product must have a certain option or option group selected to be constructed. For example, in a truck configuration, you may be required to select the 24-volt generator to support the selected entertainment center in the sleeper cab.

•
Spatial Dimension and Location. Our configuration engine can calculate the actual dimensions of a product as it is being constructed during the quotation process. This feature is necessary if there are spatial or weight-related constraints that must be adhered to.

•
Includes. “Includes” is the ability of the configuration run-time engine to automatically select options. This happens when other options are selected or conditions become true that force an Include to be activated. Includes can be set up in many different ways. For example, you can control whether the end-user is able to de-select an included instance.

The algorithms driving the rules and constraints defining these behaviors are the result of over $100 million of invested R&D capital. The data behaviors that we define and control via our application have been developed from extensive market experience in dealing with very complex product data from some of the largest manufacturing companies in the world. We believe this deep domain experience and its expression in our underlying algorithms is both a significant competitive advantage and a barrier to entry.

Programming Languages

Our on-demand software is a highly scalable, multi-tenant application platform written in or capable of supporting XML, DHTML, C, C++, Java, RMI, and ATL/COM. In addition to our own proprietary software, we utilize commercially available software, including Microsoft SQL Server and Inet Soft report generator. To reduce cost and maintain flexibility, we incorporate open source solutions into our application programming environment whenever feasible. Currently, we use open source products from JBoss to augment our workflow capability and manage our server environment.

Index
Operations

Our operations team is responsible for delivering, maintaining, and supporting our software-as-a-service platform for our customers. The team oversees network availability, quality assurance, release deployment, problem detection and prevention, application availability, data imports and exports, and customer support.

As a multi-tenant software-as-a-service provider, all of our customers access a single baseline of application code via the Internet. This provides us with significant operational efficiencies as our operations and development teams support only one instance of application code across our entire customer footprint. This allows for frequent upgrades and any required software error resolutions without interruption of service. We continually enhance our core functionality and usability to address the evolving needs of our customers. Since commercial availability of our product in January 2006, we have successfully deployed five (5) major releases and thirty-two (32) minor releases of our CPQ application. Releases are deployed simultaneously to all of our customers without the need for any customer involvement. Prior to deployment, each release undergoes multi-stage testing and substantial quality assurance, including build acceptance tests, regression test cases, customer integration tests, and final system verification tests.

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

Index

Strategic Relationships

We seek to establish strategic relationships with third parties whose products, technologies, and services complement our offerings. We work with industry leaders that assist in joint sales activities and customer implementations. We collaborate with partners, such as salesforce.com and Kozo Keikaku Engineering, or KKE.

•
salesforce.com is the leading provider of on-demand sales automation software with more than 47,000 customers, ranging in size from several users to thousands of users. Pursuant to our relationship, we have integrated our CPQ application with salesforce.com and in exchange receive leads to additional customers. Through the salesforce.com AppExchange, we engage in a variety of co-selling activities, ranging from webinars to joint sales presentations.

•
KKE is one of the largest engineering firms in Japan providing consulting services to manufacturers throughout Japan and Asia. KKE resells and implements our products, on a non-exclusive basis, in the Japanese market.

Sales and Marketing

We market our products through direct and indirect channels. The recent increased interest in CPQ applications combined with the acceptance of the on-demand business model have created opportunities for strategic relationships with salesforce.com, KKE, and other enterprise application providers, which we are actively pursuing. We continually drive market awareness and develop leads in our target markets through a series of integrated sales and marketing campaigns. We utilize a variety of programs to support our sales efforts, including market and product research analysis, product and strategy updates with industry analysts, public relations activities and speaking engagements, Internet-based and direct mail marketing programs, seminars and trade shows, brochures, data sheets and white papers, and web site marketing.

Customers

We target selected vertical industries with complex products, services, or channel relationships as well as organizations with a distributed and connected customer base or dealer/broker network. Target vertical markets for our software currently consist of high technology, transportation, construction machinery, agricultural equipment, and service companies. Our current customers include Bell Helicopter, Alcan Cable (Division of Alcan Products), Cummins, Inc., Deere & Co., G.E. Equipment Services Europe BV, Redback Networks, Rolls Royce Motor Cars, SRI Surgical, and Symantec Corporation.

The following table highlights select customers in each of our current target markets.

High Technology	Construction, Machinery	Transportation	Service
and Agricultural Equipment
Commvault Systems, Inc.	CNH North America	Bell Helicopter/Textron	Alcan Cable
Decru/Network Appliance	Deere & Co.	DAF Trucks N.V.	BroadSoft, Inc.
RedBack Networks	Cummins, Inc.	Freightliner Corporation	GenBand, Inc.
SecureLogix Corporation	Kozo Keikaku Engineering, Inc.	GE Equipment Services Europe BV	Independent Health Association
Sonitrol Corporation	Steelcase International	Hino Motor Sales USA, Inc.	Misys plc
Sony Professional Services		Kelvin Hughes Limited	Perimeter Security
Symantec Corporation		Rolls Royce Motor Cars Ltd.	SRI/Surgical Express, Inc.
Symyx Technologies, Inc.		Renault Trucks
Tumbleweed Communications

The following customers accounted for more than five percent (5%) of our revenues in fiscal 2007 and 2008:

2007	2008

DAF Trucks N. V.	DAF Trucks N. V.
Deere & Co.	Deere & Co.
GE Equipment Services Europe BV	Horizon BCBS
Horizon BCBS	Kozo Keikaku Engineering, Inc.
Kozo Keikaku Engineering, Inc.	Symantec Corporation
Symantec Corporation

Index

Research and Development

Our research and development team is responsible for product planning, design and development, network upgrade and quality assurance functions, third-party integration, and developing data templates for target vertical markets. We incurred research and development expenses of approximately $2.1 million and $1.8 million in the fiscal 2007 and 2008, respectively. We expect to continue to invest in research and development in the future.

Competition

The markets for sales configuration software are intensely competitive, constantly evolving, and subject to rapid technological change. We encounter competition from a number of different sources, including in-house technical staffs, traditional customer relationship management vendors, enterprise license planning vendors, and other vendors of sales configuration point solutions. Of these vendors, our principal competitors include Access Commerce, Big Machines, Cincom, Oracle, N-Site, QuoteWerks, SAP, Selectica,, and Webcom. A number of our competitors have longer operating histories, greater name recognition, and substantially greater financial, technical, marketing, management, and support resources than we do. There are a substantial number of other companies focused on providing on-demand software applications for customer relationship management that may offer competitive products in the future. However, we believe that the market for on-demand sales configuration solutions is still in its formative stage and that no currently identified competitor represents a dominant presence in this market.

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

We believe that the principal competitive factors in our target markets include:

•	adherence to emerging Internet-based technology standards;
•	comprehensiveness of our application;
•	adaptability, flexibility, and scalability;
•	real-time, interactive capability with customers, strategic partners, vendors, and suppliers;
•	ability to support vertical industry requirements;
•	ease of application use and deployment;
•	speed of implementation;
•	customer service and support;
•	initial price and total cost of ownership; and
•	reliability.

Proprietary Rights

We regard our products as proprietary. We attempt to protect our products by relying on a combination of copyright, patent, trade secret and trademark laws, restrictions on disclosure and other methods. In particular, we have developed and use registered trademarks and copyrights in our business. We hold over 200 copyrights related to our business. In addition, we own four trademark registrations in the United States. Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with similar products in the same channels of trade by any third party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs. We have filed applications and own trademark registrations and intend to register additional trademarks in foreign countries where products are or may be sold in the future. We own one trademark registration in each of the European Union, Japan and Korea. We believe these trademarks and copyrights constitute valuable assets, adding to our recognition and the marketing of our products and that these proprietary rights have been and will continue to be important in enabling us to compete.

Index

Our software products depend on a non-exclusive worldwide license from Clear with Computers, LLC, formerly known as Orion IP, LLC,, to utilize certain critical patents and related rights in connection with the conduct of our business. In January 2004, a predecessor company also named “Firepond, Inc.” (hereinafter, “Old Firepond”) sold to Clear with Computers all rights in 14 U.S. patents and seven U.S. patent applications, including patents for methods and technology used by Old Firepond in its software as well as those unrelated to Old Firepond’s products.  Pursuant to a non-exclusive patent license agreement, in March 2004 Clear with Computers granted to Old Firepond a non-exclusive, royalty free, non-transferable, worldwide license to use certain of these patents solely in connection with Old Firepond’s products and business, without the right to sublicense.  Under the terms of the license, these rights will continue, subject to certain limitations,  with respect to each patent licensed to Old Firepond until such patent is no longer in force.  In September 2005 we acquired all of the operating assets of Old Firepond, including its software products and the license to use certain patents owned by Clear with Computer’s in our business.

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

Employees

At August 31, 2008, we had a total of 40 employees, of whom 17 were in research and development, 9 were in professional services and support, 6 were in sales and marketing, and 8 were in finance and administration.

We believe our future success and growth will depend on our ability to attract, motivate and retain qualified employees in all areas of our business. None of our employees is represented by a labor union. We consider our relationship with our employees to be good. However, we face competition for qualified employees, and we expect to face continuing challenges in recruiting and retention.

Corporate Information

We were incorporated in Delaware in August 2005 as FP Technology Holdings, Inc to acquire most of the assets and some of the liabilities of our predecessor company, Old Firepond.  On June 18, 2007 we changed our name to “Firepond, Inc.”

We maintain our principal executive offices at 11 Civic Center Plaza, Suite 310, Mankato, Minnesota 56001 and our telephone number at that location is (507) 388 0400. Our website is www.firepond.com. Information on our website does not constitute part of this annual report.   Our common stock, par value $0.001 per share, is quoted on the Over-the-Counter Bulletin Board under the symbol “FPND.”

Index
Recent Events

FUNDING AGREEMENT:

Pursuant to the Common Stock Purchase Agreement, dated as of April 24, 2008 (the "Stock Purchase Agreement"), FP Tech Holdings, LLC, a Texas limited liability company (“FP Tech”) and affiliate of the Firepond’s majority shareholder group, was granted by us an option to purchase approximately 357,143 shares of Common Stock at a purchase price of no more than $1.40 per share with gross cash proceeds to us of at least $500,000 (the "July Financing").

As part of an agreement, entered into as of August 7, 2008 (the “Funding Agreement”) that included the exercise of FP Tech’s option underlying the July Financing, the holders of the Company’s secured notes (“Investors”) agreed to exchanged their notes in certain circumstances which circumstances include exercise by FP Tech of an option to invest additional equity in the Company and our election to extend the maturity of our secured notes (the “Transaction”).

The Transaction outlined by the Funding Agreement is described below:

A.	EXERCISE OF JULY FINANCING OPTION:

•	On August 12, 2008, FP Tech purchased pursuant to the Stock Purchase Agreement 357,143 shares of Common Stock at $1.40 per shares, in full satisfaction of the July Financing (the "Initial Funding").

B.	ADDITIONAL FUNDING:

•
Beginning on August 13, 2008, and for a period extending through June 30, 2009, the Company granted to FP Tech or its assigns, an option to purchase, at an exercise price of $1.40 per share of Common Stock (such amount, the "AF Purchase Price"), a total of $1.5 million in aggregate amount of Common Stock (the "Additional Funding").

C.	EXCHANGE ELECTION:

•
During the period commencing on the closing of the Additional Funding and ending on the earlier to occur of (a) June 30, 2009 and (b) the fifth (5th) Business Day following the closing of the Additional Funding, the Company may, by written notice to each of the Investors during such period, elect to consummate the Exchange Election (as defined below).

D.	SENIOR SECURED CONVERTIBLE NOTES DUE DECEMBER 31, 2009 (“Exchanged CAP Notes”): Upon exercise of the Exchange Election:

•	Maturity – the Company’s Exchanged CAP Notes will be exchanged for new notes (the “New Exchanged CAP Notes”) with a Maturity Date of December 31, 2010.
•
Interest - Interest on the principal balance outstanding from time to time of the New Exchanged CAP Notes accruing at the rate of 12% per annum after December 31, 2009 shall be due and payable quarterly in arrears on the second business day following the end of each fiscal quarter end beginning March 31, 2010 through the Maturity Date.

•	Conversion Price - The Conversion Price of the New Exchanged CAP Notes shall be $2.00 per share of Common Stock.
•
Certain Definitions – the definition of “Excluded Securities” in the New Exchanged CAP Notes shall be amended to provide that the Additional Funding will not cause any adjustment in the Conversion Price of the New Exchanged CAP Notes.

E.	WARRANTS TO PURCHASE COMMON STOCK (“Exchanged CAP Warrants”): Upon exercise of the Exchange Election:

•
The Company shall exchange the Exchanged CAP Warrants issued in connection with the Exchanged CAP Notes for new warrants to purchase Common Stock (the "New Exchanged CAP Warrants"), which will be identical to the Exchanged CAP Warrants except that the Exercise Price of such warrants shall be $2.00 per share of Common Stock.

F.	SENIOR SECURED SUBORDINATED NOTES DUE JULY 1, 2009 (the “Exchanged Bridge Notes”): Upon exercise of the Exchange Election:

•	The Company shall exchange the Exchanged Bridge Notes for (x) a number of shares of Common Stock (the "New Exchanged Common Shares") determined according to the following formula:

Original Principal Amount of the Exchanged Bridge Notes of each Exchanged Bridge Note holder / (AF Purchase Price X 1.1) X 0.1 and (y) senior secured notes identical to the Exchanged Bridge Notes (the "New Exchanged Bridge Notes"), except as follows:

i)	Maturity Date – The Maturity Date in the New Exchanged Bridge Notes shall be July 1, 2010.
ii)
Interest - Interest accruing on the principal balance of the New Exchanged Bridge Notes at the rate of 15% per annum beginning July 2, 2009 shall be due and payable quarterly in arrears on the second business day following the end of each fiscal quarter end beginning September 30, 2009 through the Maturity Date.

G.	WAIVER OF EXISTING DEFUALTS:

•	Upon closing the Initial Funding all existing defaults under the Exchanged CAP Notes and the Exchanged Bridge Notes were waived.

Index

Available Information

You can obtain copies of this Form 10-K and previous filed Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and other filings with the Securities and Exchange Commission (“SEC”), and all amendments to these filings, free of charge from our Web site at http://www.firepond.com/company/investor/ as soon as reasonably practicable following our filing of any of these reports with the SEC. You can also obtain copies free of charge by contacting our Investor Relations department at the office address described above.  Moreover all our filings at the SEC are available at the following link:   http://www.sec.gov/cgi-bin/browse-edgar?action=getcompany&CIK=0001012316&owner=include&count=10

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease space in three commercial properties. Our principal executive offices and operations are located in 7,491 square feet of space in Mankato, Minnesota under a lease expiring on February 28, 2011. We also lease 4,467 square feet of space in Framingham, Massachusetts under a lease expiring on August 31, 2010. We have vacated the Framingham space and are negotiating a settlement with the landlord.   We also lease 1,800 square feet of space in Beverly Hills, California under a lease that expires in January 2009.  However, the payments on the Beverly Hills, California lease are presently being paid directly by the Company’s former Chairman of the Board.

We believe that our existing facilities and offices are adequate to meet our requirements for the foreseeable future.  If we require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

Our predecessor, Old Firepond, is subject to a securities class action related to its initial public offering. See Note 10 to our Consolidated Financial Statements for fiscal 2008.

Additionally, we are involved in various legal proceedings arising from the normal course of business activities. In our opinion, resolution of these matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or our financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

Index
ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information as of June 30, 2008 regarding our executive officers:

Name	Age	Position
L. Bradlee Sheafe	40	President
Stephen Peary	59	Vice President, General Counsel
William P. Stelt	60	Vice President, Chief Financial Officer
James Scheper	53	Vice President, Sales and Marketing
Craig Christiansen	43	Vice President, Technology and Implementation

L. Bradlee Sheafe has served as our President since May 2008. Mr. Sheafe is also President of TechDev Holdings, LLC.   TechDev Holdings LLC is the sole member of FP Tech Holdings, LLC.  Mr. Sheafe joined TechDev Holdings on May 12, 2008.  Prior to joining TechDev Holdings, Mr. Sheafe served as a Special Agent with the Federal Bureau of Investigation since 1997.   Mr. Sheafe’s focus at the Federal Bureau of Investigation was criminal and national security cyber investigations.  Most recently he was the FBI Liaison to the National Center for Supercomputing Applications.  Mr. Sheafe is a 1990 graduate of the United States Air Force Academy and served as an officer in the United States Air Force from 1990 to 1997.  Mr. Sheafe was a Captain at the time of his departure from the U.S. Air Force.

 Stephen Peary has served as our Vice President, General Counsel since May 2008. He has served as the Company’s Secretary since April 2005.  He served as the Chief Financial Officer of the Company or its predecessor (also named Firepond, Inc.) from April 2005 until May 2008. He has assisted the Company in its transition to an OnDemand Saas software provider and has led the Company through several financings and registrations culminating in the most recent debt restructuring and equity raise that closed on August 12, 2008.   He consulted for that predecessor company regarding restructuring operations, finance, audit and insurance matters from September 2004 until April 2005.   From 2001 to 2005, Mr. Peary served as Managing Director of Stinson Capital Management, Ltd. and its affiliates managing investment portfolios and financing marine and energy related assets. From 1997 to 2001 he served as Managing Director of Liverpool & London Protection and Indemnity Association, a mutual manager of marine assets and liability risks located in Liverpool, England. From 1987 to 1997, Mr. Peary served as Senior Vice President at PLM International, Inc., a public company, manager of diversified investment portfolios focused on transportation related equipment, including ships, commercial aircraft, marine containers, and oil drilling rigs. Mr. Peary holds a Bachelor of Arts degree in Economics from the University of Illinois, a Juris Doctorate degree from Georgetown University Law School and an LLM in Taxation from Boston University.

William P. Stelt has served as our Vice President, Chief Financial Officer since May 2008.   Mr. Stelt previously held the position of Controller.  Mr. Stelt joined the Company in November 2005 serving first as a consultant and then becoming Controller in April 2006.  During the previous five years Mr. Stelt was employed in similar accounting and finance capacities in both private and public companies.  His responsibilities have encompassed all aspects of accounting and include SEC reporting, procuring financing, as well as managing human resources, risk management, information technology and general and administrative departments.  As Treasurer for Western Gas Resources, a NYSE listed oil and gas company, Mr. Stelt participated in two initial public offerings.  During his tenure annual revenues at Western Gas Resources grew from less than $10 million to more than $1 billion.  From February 2005 through October 2005, Mr. Stelt served as chief financial officer for AFG Enterprises USA, Inc. (“AFG Enterprises”), a shell company that was merged into the Company in March 2006.  From July 2003 to February 2005, Mr. Stelt consulted to AFG Enterprises on accounting and financial matters.   Mr. Stelt is a former certified public accountant but does not hold an active certificate.  Mr. Stelt has a Bachelor of Science degree in accounting from California State University at Northridge.

James Scheper has served as our Vice President of Sales and Marketing since 2004.  Mr. Scheper brings over 20 years experience working for high technology companies and a track record of putting successful sales teams in place resulting in rapid revenue growth.  He helped lead a successful transition from the Company’s legacy enterprise software market to the current SaaS based On-Demand delivery business model.  He has spearheaded strategic customer acquisitions and Firepond’s leading partnership with Salesfoce.com.  Prior to joining Firepond, Mr. Scheper managed sales teams and sales plans for large software developers such as BroadVision Inc, eGain Communications, and Vignette Inc.  Mr. Scheper also has held various positions in the technology marketplace including sales executive, vice president of sales, marketing and business development positions for well respected companies.   Mr. Scheper has a Bachelor of Science in Business Administration from Wright State University, and also attended Harvard Business School Management Retreats and Seminars.

Craig Christiansen has served as our Vice President, Technology and Implementation since May 2008.  Mr. Christiansen has primary responsibility for onboarding the Company’s new customers to our Firepond CPQ tm OnDemand, multi-tenant solution that automates complex sales processes, improves order accuracy, and accelerates sales cycles.  He also oversees the Company’s product development.  Mr. Christiansen, a 22-year employee of Firepond, was formerly head of Research and Development.  Mr. Christiansen earned a Bachelor of Science in Computer Science from Minnesota State University – Mankato in 1986.

Index

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Since July 10, 2007, our common stock has been quoted on the OTC Bulletin Board under the symbol “FPND.” From on or about July 6, 2006 to July 9, 2007, our common stock was quoted on the OTC Bulletin Board under the symbol “FPTI.” From June 9, 2006 to on or about July 5, 2006, our common stock was quoted on the OTC Bulletin Board under the symbol “AFGU.”

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the Over-the Counter Bulletin Board.

	High	Low
Fiscal year ending June 30, 2007
First quarter	$6.50	$2.50
Second quarter	$13.00	$7.25
Third quarter	$10.75	$8.25
Fourth quarter	$9.00	$5.50

Fiscal year ending June 30, 2008
First quarter	$7.50	$5.00
Second quarter	$4.00	$1.01
Third quarter	$4.00	$1.40
Fourth quarter	$1.40	$0.40

The last reported sale price of our common stock on August 29, 2008 on the OTC Bulletin Board was $0.45 per share.

There currently is a very limited public market for our common stock and no assurance can be given that a large public market will develop in the future.  The trading market for our common stock is extremely thin.  In view of the lack of an organized or established trading market for the common stock and the extreme thinness of trading in our stock, the prices reflected on the chart as reported on the Over-the-Counter Bulletin Board may not be indicative of the price at which any prior or future transactions were or may be effected in the common stock.  Stockholders are cautioned against drawing any conclusions from the data contained herein, as past results are not necessarily indicative of future stock performance.

Dividend Policy

We have never paid any cash dividends on our common stock.   Our board of directors currently intends to retain any future earnings to support operations and to finance the growth and development of our business and does not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors.

Stockholders

We estimate that there were approximately 625 record holders of our common stock as of August 31, 2008, which does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.

Securities Authorized for Issuance under Equity Compensation Plans

The information concerning our equity compensation plans is incorporated by reference herein to the section of the Proxy Statement entitled “Equity Compensation Plan Information.”

Index

Stock Performance Graph

The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Wilshire 5000 Index and the Nasdaq Computer & Data Processing Index for the period beginning on March 31, 2006 (the day after the date our common stock commenced trading on the Pink Sheets) through June 30, 2008, assuming an initial investment of $100. Data for the Standard & Poor’s 500 Index and the Nasdaq Computer & Data Processing Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Comparison of Cumulative Total Return of Firepond, Inc.

	3/31/06	6/30/06	9/30/06	12/31/06	3/31/07	6/30/07	9/30/07	12/31/07	3/31/08	6/30/08
Firepond, Inc.	-	7.50	7.25	10.75	9.00	7.50	4.00	4.00	1.40	0.45
Nasdaq Computer & Data Processing Index	1,003.80	917.77	990.49	1,052.81	1,046.44	1,152.54	1,213.95	1,282.91	1,024.38	1,074.42
Wilshire 5000 Index	13,155.00	12,849.30	13,383.30	14,257.50	14,409.30	15,210.70	15,362.00	14,819.60	13,332.00	13,073.50

Index

Recent Sales of Unregistered Securities

On August 12, 2008, pursuant to a Stock Purchase Agreement, dated April 24, 2008, we sold 357,143 shares of common stock to FP Tech Holdings, LLC (together with its affiliates, “FP Tech”) for $1.40 per share, or an aggregate amount of $500,000.  As part of this sale, we granted to FP Tech an option to purchase an additional $1.5 million of common stock.  The option must be exercised prior to June 30, 2009.  The exercise price of the option is $1.40 per share.    See, Item 1, Business, Recent Events – Funding Agreement.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operation, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for fiscal 2007 and 2008, and the selected consolidated balance sheet data as of June 30, 2008 and 2007 are derived from, and are qualified by reference to, the audited consolidated financial statements and are included in this Form 10-K.

Statement of operations data (in thousands):	2007	2008
OnDemand revenue	$2,170	$2,329
Enterprise revenue	2,455	2,375

Total revenue	4,625	4,704
Cost of revenue	1,782	1,983
Gross profit	2,843	2,721
Selling and marketing	1,795	1,935
Research and development	2,114	1,767
General and Administrative	4,914	3,700
Impairment of goodwill expense	-	4,772
Restructuring and other special charges	(14)	86
Settlement of claims	(148)	-
Operating loss	(5,818)	(9,539)
Interest expense	(5,040)	(4,867)
Extinguishment of debt expense	(13,705)	-
Other income (expense)	1,293	52
Net income (loss)	(23,270)	(14,354)
Reconciliation of net income (loss) to normalized EBITDA (in thousands):
Net income (loss)	(23,270)	(14,354)
Legal settlement	(148)	-
Interest expense	5,040	4,867
Other income	(1,293)	(52)
Depreciation and amortization	1,346	1,028
Non-recurring expenses (1)	13,705	4,772
Normalized EBITDA	$(4,620)	$(3,739)

(1)	Debt extinguishment expense in 2007 and impairment expense of goodwill in 2008

Index

General and Administrative expenses include the following amounts related to stock-based awards.

	2007	2008
General and administrative	$1,216	$978

Total stock-based expenses	$1,216	$978

We account for stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), referred to as SFAS 123R. We recognize the fair value of our stock awards on a straight-line basis over the requisite service period of the award, which can vary from 18 to 60 months, the vesting term.

We recognized stock-based expense of $978,000, or 20.8% percent of revenue, during fiscal 2008 as compared to $1,216,000 or 26.3% in the prior fiscal period. The requirement to expense stock-based awards will continue to reduce our reported results of operations. As of June 30, 2008, we had an aggregate of $88,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We expect to issue share-based awards to our employees in future periods.

For all periods, we granted employees options to purchase shares of common stock at exercise prices equal to the fair value of the underlying common stock at the time of grant, as determined by our Board of Directors. To determine the fair value of our common stock, our Board of Directors may consider many factors, but has determined the primary factor in determining the fair value of stock based compensation awards is the price of our common stock on the market closing immediately prior to the date of any option or share grant, or in the event there is no trading in our common stock during trading hours of the immediate prior market close, then the last bid price for our common stock during such trading hours.

	As of June 30,
Balance Sheet Data (in thousands):	2007	2008

Cash and equivalents	$690	$113
Working capital (deficit)	(1,673)	(1,868)
Total assets	8,720	2,467
Long term debt	1,368	6,722
Total stockholders’ equity (deficit)	2,849	(7,817)

Index

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion includes forward-looking statements, which involve certain risks and uncertainties.  Certain statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as anticipates, expects, intends, plans, believes, seeks, estimates, and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from these expressed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth under “Overview”  and “Liquidity and Capital Resources” included in these sections and those appearing elsewhere in this Form10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.   Rounding of figures for presentation purposes sometimes results in inconsistent results for comparison purposes.  We believe these inconsistencies to be immaterial.

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

We offer our solutions on an annual or multi-year subscription basis. We sell our products by targeting selected vertical markets, currently consisting of high technology, transportation, construction machinery, agricultural equipment, and service companies selling complex products and services. Our current customers include Bell Helicopter, Alcan Cable (Division of Alcan Products), Cummins, Inc., Deere & Co., G.E. Equipment Services Europe BV, Redback Networks, Rolls Royce Motor Cars, SRI Surgical, and Symantec Corporation.

Fiscal Year

Our fiscal year ends on June 30. References to fiscal 2008, for example, refer to the fiscal year ended June 30, 2008.

Recent Events

See Item 1, Business, Recent Events – Funding Agreement

Financial Condition

At June 30, 2008, we had net assets of a negative $7.8 million compared with net assets of $2.8 million at June 30, 2007. The decrease was primarily a consequence of operating results plus non-cash interest expense arising from the Master Exchange Agreement executed on January 24, 2007 under which we issued new debt and warrants, which resulted in a debt discount of $5.6 million.  See, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Company Financings.”   Over the course of the note period, the discount will be recognized as interest expense and the indebtedness will accrete to become the amount of the obligation due of $5.3 million, as adjusted.  From fiscal 2007 to fiscal 2008 $2.4 million of the debt discount was recorded as interest expense resulting in a corresponding increase to outstanding indebtedness.    In addition the Company wrote off Goodwill in the amount of $4.8 million pursuant to the provisions of FAS 142 as impairment expense.  Accounts payable at June 30, 2008 were approximately $715,000 compared with approximately $570,000 at June 30, 2007. Accrued liabilities were $1.1 million at June 30, 2008 compared with $1.3 million at June 30, 2007. The decrease results primarily from reversal of a $200,000 accrued liability resulting from a favorable settlement.  Short-term notes payable were $35,000 at June 30, 2008 compared with $1.1 million at June 30, 2007. The decrease results from the restructuring of the CAP Financing in January 2007.  We had a working capital deficit of $1.9 million at June 30, 2008 compared with a working capital deficit of $1.7 million at June 30, 2007.

The accompanying consolidated financial statements have been prepared by us on a going concern basis. As such, the statements anticipate the realization of assets and the liquidation of liabilities in the normal course of business.   Notwithstanding, we have, for some time, been incurring losses and negative cash flow from operations. For the fiscal 2008 and fiscal 2007, we incurred net losses of approximately $14.4 million and $23.3 million, respectively, and negative cash flows from operations of approximately $4.9 and $5.4 million, respectively. Moreover, while demand for our on-demand applications seems to be growing, it is not clear at this point that future operational cash flow will be sufficient to sustain present operations and meet debt obligations that mature in the next twelve months.  We are, therefore, likely to require additional capital either in the form of new debt, renegotiation of existing debt facilities or equity infusions.

In the past, we have been successful in completing numerous rounds of financing, including a $7.0 million PIPE Financing in August 2006, the January 2007 restructuring of the CAP Financing, providing $3.5 million net proceeds, the August 2007 short-term debt financing providing $3.0 million net proceeds, the April 2008 common stock financing providing $1.5 million net proceeds, and the August 2008 common stock financing providing $500,000 in gross proceeds.   However, no assurances can be given that additional financing will be available, in which case, our ability to achieve our business objectives may be adversely affected.  The accompanying consolidated financial statements do not include any adjustments that might result from such adverse outcomes.

Index

Sources of Revenues

We derive Firepond CPQ OnDemand revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our on-demand application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee and enhancements; and (2) related professional services and other revenues, including training fees. Subscription and support revenues accounted for approximately 49 percent of our total revenues during fiscal 2008. Subscription revenues are driven primarily by the number of paying subscribers of our service and the subscription price of our service.  Four of our customers individually accounted for 5 percent or more of our OnDemand revenues during fiscal 2008. In fiscal 2007 two of our customers individually accounted for 5 percent or more of our OnDemand revenues.

Subscription and support revenues are recognized ratably over the contract terms beginning on the commencement dates of each contract. The typical subscription and support term is 12 to 36 months, although some terms may be longer.  Rarely are subscription contract terms shorter than 12 months.   Our subscription and support contracts are noncancelable, though customers typically have the right to terminate their contracts for cause if we materially fail to perform. We generally invoice our customers in advance, in annual or quarterly installments, and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced when the customer has a legal obligation to pay are recorded in accounts receivable and in deferred revenue. In general, we collect our billings in advance of the subscription service period.

Professional services and other revenues consist of fees associated with consulting and implementation services and training. Our consulting and implementation engagements have historically been typically billed on a time and materials basis. We also offer classes on implementing, using and administering our service that are billed on a per consultant, per diem basis though we may occasionally bill for training on a fixed fee basis depending on the terms of the subscription agreement. Presently, we bill our consulting and implementation services on a value-added basis.  Our typical payment terms provide that our customers pay us within 30-90 days of invoice.

We generate enterprise revenue by selling licenses to third parties and maintaining and servicing legacy enterprise license clients. Our resources are no longer focused on generating new enterprise revenue.

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of subscription and support revenues primarily consists of expenses related to hosting our service and providing customer support, data communications expenses, salaries and benefits of operations and support personnel, and software license fees. Our recent operational restructuring eliminated approximately $473,000 in annual professional services costs.   We allocate employee benefit costs to all departments based on headcount. As such, employee benefit expenses are reflected in each cost of revenue and operating expense category.  Cost of professional services and other revenues consists primarily of employee-related costs associated with these services, including the cost of subcontractors and allocated employee benefit costs. The cost associated with providing professional services is significantly higher as a percentage of revenue than for our on-demand subscription service due to the labor costs associated with providing professional services.

We expect the cost of on-demand revenue to decrease as a percentage of revenue; however, it could fluctuate period-to-period depending on the growth of our services business and any associated increase in costs relating to the delivery of services and the timing of significant expenditures.  We intend to continue to invest additional resources in our on-demand application service and in our consulting services. The timing of these additional expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in a particular quarterly period.

Index
Sales and Marketing. Sales expenses consist primarily of salaries, commissions, and bonuses for sales and marketing personnel, and promotional expenses.   Marketing programs consist of advertising, events, corporate communications and brand building and product marketing activities.    Our recent operational restructuring eliminated approximately $489,000 in annual marketing expenses.   However, we may further invest in marketing and sales by, among other things, increasing the number of direct sales personnel to meet new customer demand and increase penetration within our existing customer base, developing new distribution partnerships, expanding our domestic and international selling and marketing activities, building brand awareness and sponsoring additional marketing events. We expect that in the future, sales and marketing expenses will increase in absolute dollars.

Research and Development. Research and development expenses consist primarily of salaries and related personnel costs and the costs of contractors associated with development of new products, enhancement of existing products, and performance of quality assurance and documentation activities.  Our recent operational restructuring eliminated approximately $91,000 in annual research and development expenses.  We continue to focus our research and development efforts on increasing the functionality and enhancing the ease of use of our on-demand application service. Our proprietary, scalable and secure multi-tenant architecture enables us to provide all our customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enables us to have relatively low research and development expenses as compared to traditional enterprise software companies. We expect that in the future, research and development expenses will increase in absolute dollars as we upgrade and extend our service offerings and develop new technologies.

General and Administrative. General and administrative expenses consist of salaries and related expenses, including stock-based expenses, for executive, finance and accounting, human resources and management information systems personnel, legal costs, professional fees, and other corporate expenses. We have recently restructured operations resulting in the elimination of approximately $873,000 in annual general and administrative expenses.   However, in the future general and administrative expenses may increase in absolute dollars as we add personnel and incur additional professional fees and insurance costs related to the growth of our business.

Stock-Based Expenses. Our general and administrative expenses include stock-based expenses related to option and stock awards to employees and non-employee directors. We account for stock-based expenses pursuant to the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R which we adopted on January 1, 2006. SFAS 123R requires that share-based payments, including grants of employee stock options be recognized as an expense in the statement of operations based on their fair values and vesting periods. These charges have been significant historically.   However, we expect them to decrease in absolute dollars in the future.

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

We believe that of our significant accounting policies, which are described in Note 2 to our consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition.

OnDemand Revenue.   We evaluate our OnDemand revenue recognition in consideration of AICPA Statement of Position 97-2 (“SOP 97-2”), Emerging Issues Task Force (“EITF”) 00-03 and 00-21 as further discussed below.

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

Index
We, therefore, recognize that portion of the fee attributable to the license on delivery, while that portion of the fee related to the hosting element would be recognized ratably as the service is provided, assuming all other revenue recognition criteria have been met.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we rely on the criteria detailed in EITF 00-21 to establish a separate unit of accounting for our consulting/implementation services.

Thus, in general terms, revenue from product-related hosted solutions is recognized ratably over the term of the contract after payment has been received.  Hosted solutions include unspecified upgrades, end user support and hosted server support.

Enterprise Revenue.  Enterprise software revenue or license revenue is generated from licensing the rights to the use of our packaged software products. We recognize enterprise software revenue based on the provisions of the American Institute of Certified Public Accountants, or AICPA, Statement of Position, No. 97-2, “Software Revenue Recognition”, or SOP 97-2, as amended, and Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, or SOP 81-1.

We generate enterprise software revenue from licenses and services. License revenue is generated from licensing the rights to the use of our packaged software products. Service revenue is generated from sales of maintenance, consulting, and training services performed for customers that license our packaged software products.

We have concluded that generally, where we are responsible for implementation services for the enterprise software product suite and their components, the implementation services are essential to the customer’s use of the products. In such arrangements, we recognize revenue following the percentage-of-completion method over the implementation period. Percentage of completion is computed on the basis of the number of implementation hours incurred to date compared to estimated total implementation hours. This method is used because we have determined that past experience has evidenced expended hours to be the best measure of progress with respect to these types of arrangements. In those instances when costs are running ahead of completion estimates, we book the additional expense and adjust our percentage-of-completion estimates. In situations when we are not responsible for implementation services for the enterprise software product suite, we recognize revenue on delivery of the packaged software provided (1) there is persuasive evidence of an arrangement, (2) collection is probable, and (3) the fee is fixed or determinable. For product sales that are recognized on delivery, we will execute contracts that govern the terms and conditions of each software license, as well as maintenance arrangements and other services arrangements. If an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

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

Index

Accounting for Stock-Based Awards. Effective January 1, 2006, we account for share-based compensation under SFAS 123R. We recognize the fair value of our stock or stock option awards on a straight-line basis over the requisite service period of the award, which is normally the vesting term.

For periods we granted employees options to purchase shares of common stock, the exercise price is equal to the fair value of the underlying common stock at the time of grant, as determined by our Board of Directors. To determine the fair value of our common stock, our Board of Directors may consider many factors, but has determined the primary factor in determining the fair value of stock based compensation awards is the price of our common stock on the market closing immediately prior to any option or share grant, or in the event there is no trading in our common stock during trading hours of the immediate prior market close, then the last bid price for our common stock during such trading hours.

We recognized stock-based expense of $978,000, or 21 percent of revenue, during fiscal 2008. The requirement to expense stock-based awards may continue to materially reduce our reported results of operations. As of June 30, 2008, we had approximately $88,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: approximately $65,000 during fiscal 2009; and approximately $13,000 during fiscal 2010. These amounts reflect only stock awards outstanding as of June 30, 2008 and assumes no forfeiture activity. We may issue additional share-based awards to our employees in future periods.

The impact of SFAS 123R in the future is dependent upon, among other things, the timing of when we hire additional employees, the effect of long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted, the fair value of the stock awards at the time of grant, changes in estimated forfeiture assumption rates and the tax benefit that we may or may not receive from stock-based expenses. Additionally, the application of SFAS 123R requires the use of an option-pricing model to determine the fair value of stock option awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards.

As of June 30, 2008, there were options to purchase 325,161shares of common stock outstanding. We may award additional stock options or shares of restricted stock to our employees in the future. The outstanding options, which entitle the holder to purchase one share of common stock for each option upon vesting, have an average exercise price of $0.40 per share, and vest over eighteen (18) months.

Goodwill.   We record goodwill based on SFAS 142. We identify and record impairment losses on long-lived assets, including goodwill that is not identified with an impaired asset, when events and circumstances indicate that an asset might be impaired. Events and circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, a change in the operating model or strategy, and competitive factors. If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, we record an impairment loss equal to the excess of the asset’s carrying value over its fair value. We determine fair value based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices, or appraised values, depending on the nature of the assets.

Any changes in key assumptions about the business and its prospects, or changes in market conditions or other externalities, could result in an impairment charge, and such a charge could have a material adverse effect on our results of operations and financial condition.   We have determined that goodwill carried on our balance sheet was fully impaired as of June 30, 2008.  As such, we have recorded an impairment expense of $4.8 million for the fiscal period ended June 30, 2008.

Computer Software Development Costs and Research and Development Expenses.   We incur software development costs associated with our licensed products as well as new products. We have determined that technological feasibility occurs upon the successful development of a working model, which happens late in the development cycle and close to general release of the products. Because the development costs incurred between the time technological feasibility is established and general release of the product are not material, we expense these costs as incurred.

Changes in Fiscal Year End

On March 29, 2006, our former parent, AFG Enterprises USA, Inc. (“AFG”), changed from a December 31 to a June 30 fiscal year end as a result of its acquisition of the Company, then named FP Technology Holdings, Inc. The change was made to (1) reflect our business cycles, (2) conform AFG’s fiscal year to the Company’s fiscal year end of June 30, and (3) permit engagement of independent public accountants that may not have been possible had a December 31 fiscal year end been maintained.

Index

Results of Operations

Fiscal Year Ended June 30, 2007 Compared with Fiscal Year Ended June 30, 2008

	Fiscal Year Ended June 30
	2007		2008
	Amount	% of Revenue	Amount	% of Revenue

Revenue	$4,624,763	100.0%	$4,703,943	100.0%
Cost of revenue	1,781,703	38.5	1,983,027	42.2
Gross profit	2,843,060	61.5	2,720,916	57.8

Operating expenses
Sales and marketing	1,795,447	38.8	1,934,979	41.1
General and administrative	4,913,719	106.3	3,699,977	78.7
Research and development	2,113,841	45.7	1,766,556	37.5
Impairment of goodwill expense	-	-	4,772,413	101.5
Restructuring	(14,285)	(.3)	85,657	1.8
Settlement of claim	(147,500)	(3.2)	-	-
Total operating expenses	8,661,222	187.3	12,259,582	260.6
Loss from operations	(5,818,162)	(125.8)	(9,538,666)	(202.8)

Other income (expense), net
Interest expense	(5,039,513)	(109.0)	(4,866,707)	(103.5)
Extinguishment of debt	(13,705,000)	(296.3)	-	-
Other income (expense)	1,292,538	27.9	51,710	1.1
Total other income (expense), net	(17,451,975)	(377.4)	(4,814,997)	(102.4)

Net loss	(23,270,137)	(503.2)	(14,353,663)	(305.2)

Overview of Fiscal Year Ended June 30, 2008

During fiscal 2008, our net loss was $14.4 million, which included $978,000 of stock-based expenses, or approximately 20.8 percent of total revenue. Net loss during the same period a year ago was $23.3 million, which included $1.2 million of stock-based expenses, or approximately 26.3 percent of total revenue.

Revenues during fiscal 2008 were $4.7 million, an increase of 1.7 percent over the same period a year ago.

Our gross profit during fiscal 2008 was $2.7 million, or 57.8 percent of revenues. Our operating loss was $9.5 million and included stock-based expenses of $978,000. During the same period a year ago, we generated a gross profit of $2.8 million, or 61.5 percent of revenues, and had an operating loss of $5.8 million. The operating loss for fiscal 2008 included an impairment of goodwill expenses of $4.8 million.  The operating loss for fiscal 2007 included $1.2 million of stock-based expenses.

During fiscal 2008, we used $4.9 million of cash from operating activities, as compared to $5.4 million during the same period a year ago. At June 30, 2008, we had cash, cash equivalents and marketable securities of $113,000, as compared to $690,000, exclusive of restricted cash, at June 30, 2007, accounts receivable of $1.0 million at June 30, 2008, as compared to $801,000 at June 30, 2007, net of an allowance for doubtful accounts of $10,000 in both periods, and deferred revenue, current and noncurrent of $1.7 million at June 30, 2008, as compared to $1.6 million at June 30, 2007.

Index

Fiscal Years Ended June 30, 2007 and 2008

Revenues. Total revenues were $4.7 million for fiscal 2008, compared to $4.6 million during the same period a year ago, an increase of $79,000, or 1.7 percent.   On-demand revenue increased 7.3 percent from $2.2 million to $2.3 million. On-demand revenue has increased as demand for our application has increased. Enterprise revenue decreased 3.3 percent from $2.5 million to $2.4 million.  Having launched our Firepond CPQ OnDemand solution in early 2006 and coupled with the fact that we no longer pursue new business in our Enterprise business segment, we expect that our on-demand revenue will continue to increase as a percentage of our total revenue.

Cost of Revenues. Cost of revenues was $2.0 million, or 42.2 percent of total revenues, during fiscal 2008, compared to $1.8 million, or 38.5 percent of total revenues, during the same period a year ago, an increase of $200,000. The increase in absolute dollars was primarily due to increased personnel and benefits costs and independent contractor costs resulting from increased OnDemand service implementation projects.

As described above, we intend to continue to invest additional resources in our on-demand application service and in our capacity to deliver related professional services. The timing of these additional expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues.

Sales and Marketing.   Sales and Marketing expenses were $1.9 million, or 41.1 percent of total revenues, during fiscal 2008, compared to $1.8 million, or 38.8 percent of total revenues, during the same period a year ago, an increase of $140,000. The increase in absolute dollars was primarily due to increased marketing and trade show expenses and lead generation activities.  Our sales and marketing headcount decreased in fiscal 2008 by 25 percent as result of our recent operational restructuring.

Research and Development.  Research and development expenses were $1.8 million, or 37.6 percent of total revenues, during fiscal 2008, compared to $2.1 million, or 45.7 percent of total revenues, during the same period a year ago, a decrease of $350,000. The decrease in absolute dollars was due to the temporary assignment of development staff to assist with the Company’s increased implementation projects.   Our research and development headcount declined by approximately 16% in fiscal 2008.

General and Administrative.  General and administrative expenses were $3.7 million, or 78.7 percent of total revenues, during fiscal 2008, compared to $4.9 million, or 106.3 percent of total revenues, during the same period a year ago, a decrease of $1.2 million. The decrease was primarily due to the termination of a stock-based consulting agreement in fiscal 2007, combined with reductions in legal, accounting, and personnel costs offset by increased costs associated with being a public company, including costs associated with accelerated vesting of restricted stock granted a departing director.

 Loss from Operations.  Operating loss during fiscal 2008 was $9.5 million and included $978,000 of stock-based expenses related to SFAS 123R. During the same period a year ago, operating loss was $5.8 million and included $1.2 million of stock-based expenses.

Interest Expense.  Interest expense was $4.9 million during fiscal 2008, including amortization of certain debt issuance and debt discount costs of $3.8 million.  During fiscal 2007 interest expense was $5.0 million during fiscal 2007, including amortization of certain debt issuance costs equal to $3.2 million. The decrease was primarily due to conversion of approximately $300,000 of our previously issued secured debt to equity and the extension of the maturity of our remaining secured debt, thus, extending the period over which debt issuance costs and discounts are being amortized.

Goodwill.  We have determined that goodwill carried on our balance sheet was fully impaired at June 30, 2008 and  as such, we recorded in fiscal 2008 an impairment of goodwill expense of $4.8 million.  There was no similar impairment to goodwill for fiscal 2007.

Extinguishment of Debt.    In fiscal 2007, as a result of the Master Exchange Agreement (See, Company Financings, below) certain debt with rights to convert to equity was extinguished and certain previously issued warrants for shares of common stock were redeemed.  This transaction resulted for accounting purposes in recording $13.7 million expense as extinguishment of debt.    There was no similar adjustment in fiscal 2008.

Net Loss.    We recorded a net loss of approximately $14.4 million for the fiscal 2008 and a net loss from of approximately $23.3 million for the fiscal 2007.  The significant difference between fiscal 2008 and fiscal 2007 is the non-cash recognition of $13.7 million in debt extinguishment expense pursuant to the Master Exchange Agreement in fiscal 2007, offset by the non-cash recognition of $4.8 million in goodwill impairment expense in fiscal 2008.

Index

Fiscal Years Ended June 30, 2007 and 2006

	Fiscal Year Ended June 30
	2006		2007
	Amount	% of Revenue	Amount	% of Revenue

Revenue	$3,761,594	100.0%	$4,624,763	100.0%
Cost of revenue	1,602,827	42.6	1,781,703	38.5
Gross profit	2,158,767	57.4	2,843,060	61.5

Operating expenses
Sales and marketing	747,150	19.9	1,795,447	38.8
General and administrative	2,760,071	73.4	4,913,719	106.3
Research and development	1,835,176	48.8	2,113,841	45.7
Restructuring	(16,170)	(0.5)	(14,285)	(0.3)
Settlement of claim	(1,712,500)	(45.5)	(147,500)	(3.2)
Total operating expenses	3,613,727	96.1	8,661,222	187.3
Loss from operations	(1,454,960)	(38.7)	(5,818,162)	(125.8)

Other income (expense), net
Interest expense	(3,068,063)	(81.6)	(5,039,513)	(109.0)
Extinguishment of debt	-	-	(13,705,000)	(296.3)
Other income (expense)	503,094	13.4	1,292,538	27.9
Total other income (expense), net	(2,564,969)	(68.2)	(17,451,975)	(377.4)

Net loss from continuing operations	(4,019,929)	(106.9)	(23,270,137)	(503.2)
Loss from discontinued operations	(763,252)	(20.3)	-	-

Net Loss	$(4,783,181)	(127.2)	$(23,270,137)	(503.2)

Revenues. Total revenues were $4.6 million for fiscal 2007, compared to $3.8 million for fiscal 2006, an increase of $900,000, or 23.0 percent.   On-demand revenue increased 380.8 percent from $451,000 to $2.2 million.  Our On-demand solution was launched in January 2006.   New business segment revenues often increase substantially on a percentage basis in initial periods. Enterprise revenue decreased 25.9 percent from $3.3 million to $2.5 million.  With the launch of our On-demand solution we decided not to pursue new Enterprise customers.  As such On-demand revenue is expected to increase as a percentage of total revenue.

Cost of Revenues.  Cost of revenue was approximately $1.8 million during the fiscal 2007 compared with approximately $1.6 million during the prior year period, an increase of $179,000, or 11.2%. Total cost of revenue as a percentage of total revenue decreased to 38.5% during fiscal 2007 from 42.6% during fiscal 2006. The decrease in cost of revenue as a percentage of revenue was primarily attributable to refocusing operations to our on-demand subscription-based business. The increase in absolute dollars was primarily due to an increase in service hosting costs.

Sales and Marketing.   Marketing and sales expenses were $1.8 million, or 38.8 percent of total revenues, during fiscal 2007, compared to $700,000, or 19.9 percent of total revenues, during fiscal 2006, an increase of $1.1 million. The increase in absolute dollars was primarily due to hiring of a Vice President of Marketing in late fiscal 2006 and a senior sales person and a marketing lead generation individual in fiscal 2007.  The additional personnel were added to expand our customer base and increase penetration within our existing customer base.

Index

Research and Development.  Research and development expenses were $2.1 million, or 45.7 percent of total revenues, during fiscal 2007, compared to $1.8 million, or 48.8 percent of total revenues, during fiscal 2006, an increase of $279,000. The increase is a direct result of our efforts to distribute upgraded versions of our on-demand application.  The increase in absolute dollars was due primarily to increases in personnel related expenses and payroll plus engagement of independent contractors to support development efforts. We increased our research and development headcount by 5 percent in fiscal 2007 in order to upgrade and extend our On-demand offering.

General and Administrative.  General and administrative expenses were $4.9 million, or 106.3 percent of total revenues, during fiscal 2007, compared to $2.8 million, or 73.4 percent of total revenues, during fiscal 2006, an increase of $2.2 million. The increase was primarily due to establishment of a Boston-area headquarters and hiring of senior personnel. Additionally, the Company recognized substantial stock-based consulting expenses in fiscal 2007.

Settlement of Claim.  Old Firepond experienced litigation for which reserves were created. All the outstanding litigation facing Old Firepond was settled in fiscal 2006 and 2007. In certain instances, favorable settlements were reached, resulting in reversal of reserves. Specifically, on April 8, 2004, Old Firepond entered into an agreement with General Motors Corporation settling all matters between the companies arising under prior management for the sum of $7.0 million. Old Firepond executed a note payable to General Motors as part of the settlement. In September 2005, Old Firepond, the Company, and General Motors entered into a letter agreement under which General Motors accepted certain cash and received an unsecured note from us.  In return, General Motors cancelled a $3.5 million note due from Old Firepond, and released its security interest in Old Firepond assets then being acquired by us. The Settlement of Claim for fiscal 2006 represented a non-cash principal reduction of $1.5 million plus the interest forgone by General Motors. In fiscal 2007, a favorable settlement in another Old Firepond litigation matter resulted in recording $148,000 as a settlement of claim.

Loss from Operations.  Operating loss during fiscal 2007 was $5.8 million and included $1.2 million of stock-based compensation expenses related to SFAS 123R. During fiscal 2006, operating loss was $1.5 million and included $77,000 of stock-based compensation expenses.

Interest Expense.  Interest expense was $5.0 million during fiscal 2007 compared to $3.1 million during fiscal 2006.  Interest expense in fiscal 2007 includes amortization of certain debt issuance costs equal to $3.2 million.  For fiscal 2006 amortization of debt issuance costs were $77,000.   The absolute dollar increase in interest expense was primarily attributable to issuance of the Company’s $3.3 million Senior Secured Subordinated Notes in August 2007 increasing our outstanding debt by 58.9 percent.

Extinguishment of Debt.  The Company experienced a non-cash extinguishment of debt charge of $13.7 million in fiscal 2007 due to the Master Exchange Agreement in January 2007 (See, Company Financings, below).   Accounting conventions provide for the charge when certain debt with rights to convert to equity is extinguished and certain warrants to purchase shares of common stock are redeemed.   There was no similar accounting treatment in fiscal 2006.

Net Loss.    We recorded a net loss of approximately $4.8 million for the fiscal 2006 and a net loss of $23.3 million for the fiscal 2007.  The significant difference between fiscal 2007 and fiscal 2006 is the non-cash recognition of $13.7 million in debt extinguishment expense pursuant to the Master Exchange Agreement.

Index
Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for working capital, repayment of debt, and general corporate needs. Our main sources of liquidity and capital have been a variety of debt and equity financings (See, below).   As of June 30, 2008, cash and cash equivalents were approximately $113,000 as compared with cash and cash equivalents of approximately $690,000 and restricted cash of $1.2 million as of June 30, 2007.    (See “Financial Condition,” above).   Our working capital at June 30, 2008 represented a deficit of approximately $1.9 million compared to a working capital of approximately $1.7 million at June 30, 2007.

The Company has, for some time, been incurring losses and negative cash flow from operations. For the fiscal 2008, we incurred a net loss of approximately $14.4 million and negative cash flow from operations of approximately $4.9 million.  For fiscal 2007 our net loss was approximately $23.3 million and negative cash flow from operations was approximately $5.4 million.  Moreover, while demand for our on-demand applications seems to be growing, operational cash flows over the ensuing months may be insufficient to sustain current operations.  Recognizing the necessity to align capital with operational and other expenditures, the Company completed a financial restructuring on April 25, 2008 that included from FP Tech (1) an investment of $1,500,000 cash, (2) conversion of $336,000 senior secured convertible notes plus accrued interest held by it to common stock, (3) conversion of $100,000 of other debt plus accrued interest held by it to common stock, and (4) subject to certain conditions, an option to make additional equity contributions to the Company. The financial restructuring also included extension of the maturity dates of the Company’s senior secured debt facilities (Exchanged CAP Notes and Exchanged Bridge Notes) to December 31, 2009 and July 1, 2009, respectively.

The Company has commenced an operational restructuring that includes, among other things, focusing additional resources to onboard new customers under contract and reductions in payroll and operating expenses. To that end, the Company recently eliminated several positions and relocated headquarters from Framingham, Massachusetts to Mankato, Minnesota resulting in a projected annual cash savings of approximately $1.9 million and reorganized operations to focus more resources to our OnDemand services group.

While FP Tech has an option to make additional equity contributions to the Company (see Note 13 - Subsequent Events to the financial statements), those contributions are likely dependent upon improving operational metrics.  At this stage it is unclear whether the Company can achieve those operational metrics, and as such, whether current cash will sustain the Company to a point that operational cash flow will meet or exceed operational expenses.  Failure to achieve positive operational cash flow in the near term may limit the ability of the Company to access additional capital whether in the form of new debt or equity infusions.

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

August 2007 Bridge Financing:

On August 2, 2007, we entered into a Securities Purchase Agreement with certain holders of the Company’s Senior Secured Convertible Notes due December 2008 (the “CAP Notes”) that we issued in January 2007. Pursuant to the Securities Purchase Agreement, we sold for $3 million in gross proceeds Senior Secured Subordinated Notes due July 2008 (the “Bridge Notes”) in the face amount of approximately $3.3 million, providing for original issue discount of 15% per annum. We also issued the Bridge Note holders 125,000 shares of common stock. In the event of a change in control of our company, the note holders may require that we repurchase the Bridge Notes at 100% of the outstanding principal amount.   We used $1 million of the net proceeds of the Securities Purchase Agreement to repay the outstanding indebtedness to Trident Growth Fund.   (See, Company Financings, Financings with Trident Growth Fund, below).   The remaining net proceeds were used for working capital purposes.

On April 25, 2008, the Bridge Notes were exchanged for the Exchanged Bridge Notes extending maturity to July 1, 2009.  The face amounts of the Exchanged Bridge Notes reflect outstanding principal on the Bridge Notes plus accrued interest through the new maturity date.  (See, Amendment and Exchange Agreement - Bridge Notes, below).

Subsequent to fiscal 2008, the holders of the Exchanged Bridge Notes agreed, upon the exercise of FP Tech’s option to make additional equity contributions to the Company in the form of the Additional Funding, to extend, at the option of the Company, the maturity of the Exchanged Bridge Notes to July 1, 2010.   See Item 1, Business, Recent Events – Funding Agreement and Note 13 – Subsequent Events to the financial statements for additional terms of the Exchanged Bridge Notes.

Index
February 2008 Equipment Lease Agreement:

On February 11, 2008, the Company entered into an equipment lease agreement with FP Tech, wherein the Company established a credit facility of up to $200,000 to be used for capital purchases and general corporate purposes.  The agreement has a twenty four month lease commitment term.  Outstanding principal accrues interest at the rate of 8% per annum during the first twelve months, 9% per annum during months 13-24 and 20% thereafter. Accrued interest is due and payable at the earlier of the end of the lease commitment term or upon optional repayment of principal.  Principal may be repaid in full or in part at any time without penalty, but in no case later than expiration of the lease commitment term.   The outstanding principal ($100,000) and accrued interest was converted to common stock of the Company on April 25, 2008.    (See “Stock Purchase Agreement,” below).

Amendment and Exchange Agreement:

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

CAP NOTES:

·	A new issue of the Exchanged CAP Notes;

·	Termination of the Indenture and related Registration Rights Agreement;

·
Termination of the Letter of Credit from Wells Fargo Bank, National Association, in favor of The Bank of New York, as trustee under the Indenture, securing interest payments on the CAP Notes and  payment of pre-paid interest on the Exchanged CAP Notes through January 23, 2009 in the aggregate amount of $514,117 from the account underlying the Letter of Credit; and

·	New CAP Warrants to purchase an aggregate of 1,214,285 shares of common stock at an exercise price of $7.00 per share through January 23, 2014 (the “Exchanged Warrants”).

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

On April 25, 2008, the Company also exchanged with certain Warrant holders outstanding warrants previously issued to the certain Warrant holders to purchase an aggregate of 71,428 shares of common stock at an exercise price of $7.00 per share through January 24, 2012 for new Amended and Restated Warrants (the “Exchanged Warrants”) to purchase 71,428 shares of common stock at an exercise price $7.00 per share through January 23, 2014.

Subsequent to fiscal 2008, the holders of the Exchanged CAP Notes agreed, upon the exercise of FP Tech’s option to make additional equity contributions to the Company in the form of the Additional Funding, to extend, at the option of the Company, the maturity of the Exchanged CAP Notes to December 31, 2010 and to certain changes to the Exchanged Warrants.     See, Item 1, Business, Recent Events – Funding Agreement and Note 13 – Subsequent Events to the financial statements.

BRIDGE NOTES:

·	A new issue of the “Exchanged Bridge Notes; and

·	180,000 fully paid shares of common stock.

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

Subsequent to fiscal 2008, the holders of the Exchanged Bridge Notes agreed, upon the occurrence of certain terms and conditions in the form of the Additional Funding, to extend, at the option of the Company, the maturity of the Exchanged Bridge Notes to July 1, 2010.   See, Item 1, Business, Recent Events – Funding Agreement and Note 13 – Subsequent Events to the financial statements.

Index
Stock Purchase Agreement:

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

4.
Option to Purchase. The Company has provided FP Tech the option to purchase an additional 357,143 shares of common stock for a purchase price of $1.40 per share, or a total price of $500,000 (the “July Financing”).   The option to purchase must be exercised, if at all, no later than July 31, 2008.  Failure of FP Tech to consummate the July Financing will result in an Event of Default pursuant to both the Exchanged CAP Notes and the Exchanged Bridge Notes.  The July Financing closed on August 12, 2008. Upon closing the July Financing all existing defaults under the Exchanged CAP Notes and the Exchanged Bridge Notes were waived.

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

Subsequent to fiscal 2008, FP Tech exercised its option pursuant to the July Financing and received an additional option to purchase common stock.   See, Item 1, Business, Recent Events – Funding Agreement and Note 13 – Subsequent Events to the financial statements.

CWC Operating Agreement:

Effective April 25, 2008, the Company and TechDev Holdings, LLC, a Texas limited liability company (“TechDev”) and an affiliate of FP Tech, entered into the Company Agreement (the “CWC Operating Agreement”) of CWC Holdings, LLC (“CWC”), as members of CWC.  Capitalized terms used but not defined in the following discussion have the meanings ascribed to such terms in the CWC Operating Agreement. The CWC Operating Agreement was amended and restated as of June 30, 2008.

TechDev, as sole Class A member, is entitled to receive 100% of the Distributable Cash of CWC (the “Class A Interest”).   The Distributable Cash is all the cash proceeds generated by the property contributed to CWC by the Class A Interest.   The Class A Interest may forego receipt of all or any portion of its share of the Distributable Cash (the “Declined Distribution”) in favor of exercising its Common Stock Option to Purchase.  The Common Stock Option to Purchase is an option provided the Class A Interest to purchase the number of shares of common stock of Firepond, Inc. initially contributed (the “Initial Shares”) by the Class B Member to CWC.

The Company, as sole Class B member, is entitled to receive 100% of the Declined Distributions (the “Class B Interest”).   In return, the Company issued 6,000,000 shares of common stock to CWC.  The Class B Interest is a non-voting interest.

TechDev will receive from CWC the Common Stock Distribution in return for the Declined Distribution or exercise of the Common Stock Option to Purchase.  The Common Stock Distribution will be equal to the quotient of (i) the total amount of the Declined Distribution divided by (ii) for any time prior to the Exchanged Bridge Notes and Exchanged Cap Notes being paid in full, 1.40 and thereafter, the higher of (A) the product of (x) 0.8 times (y) the arithmetic average of the closing price for the common stock for each of the twenty (20) trading days ending on the trading day immediately preceding the date of the Declined Distribution and (B) 1.40.  Proceeds received by the Company from CWC shall be used to pay principal to the holders of the Exchanged CAP Notes and the Exchanged Bridge Notes pro rata.

CWC holds the Initial Shares in trust for the Class B Member for the purpose of carrying out the Common Stock Option to Purchase.

Failure by the Company to accept the Declined Distribution during a period that either any of the Exchanged CAP Notes or Exchanged Bridge Notes remains outstanding will result in an Event of Default pursuant to both the Exchanged CAP Notes and the Exchanged Bridge Notes.

Profits and losses (and, to the extent necessary, individual items of income, gain, loss, deduction or credit) are allocated among the Members in accordance with the profits and losses generated by the property contributed by such Member.

CWC shall be dissolved upon the occurrence of any of the following events: (1) the written consent of a majority of the outstanding Class A Interests;  (2) an event specified under applicable law; or (3) upon the earlier of (a) one year beyond the maturity of the later maturity date of either the CAP Notes or the Bridge Notes, (b) 90 days after repayment in full of both the CAP Notes and Bridge Notes prior to maturity, or (c) a change in control of any Member.

Upon dissolution of CWC, the assets of CWC shall be distributed in the following manner and order:  (a) first, to the claims of all creditors of CWC, and (b) second, to the Class A Member, the Distributable Cash and the property contributed to CWC by the Class A member, and to the Class B Member any proceeds representing a Declined Distribution and any Remaining Shares, the Initial Shares minus the aggregate number of such shares issued to the Class A Member pursuant to the Common Stock Option to Purchase.

Index
Cash Flows:

Operating Activities.  Net cash used in operating activities was $4.9 million during the fiscal 2008, primarily attributable to a net loss of $14.4 million, offset by non-cash charges of $4.8 million related to the impairment of goodwill, and depreciation and amortization expense of approximately $4.8 million. Cash used in operating activities during the fiscal 2007 was approximately $5.4 million, primarily attributable to a net loss of $23.8 million offset by non-cash charges of $13.7 million related to the extinguishment of debt, and depreciation and amortization expense of approximately $4.6 million. Cash used in operating activities in both periods included changes in elements of working capital.

Investing Activities.   Net cash provided by investing activities was approximately $1.1 million in the fiscal 2008, which was principally a result of liquidating $1.2 million in restricted cash (letter of credit) pursuant to the Amendment and Exchange Agreement to pre-pay interest on the Exchanged CAP Notes through January 23, 2009, acquisition of approximately $32,000 of certain other assets, and purchasing approximately $40,000 of property and equipment.   Net cash provided by investing activities was approximately $46.4 million in the fiscal 2007, which was principally a result of liquidating $46.3 million in restricted cash (net) pursuant to the terms of the Master Exchange Agreement, liquidating approximately $42,000 of certain other assets, and purchasing certain property and equipment, resulting in a net source of cash of $16,000.

Financing Activities.  Net cash provided by financing activities was $3.3 million in fiscal 2008 consisting of $1.4 million from the sale of common stock, net of expenses, and $3.1 million from borrowings and $1.3 million in payments under notes payables. Net cash used in financing activities was $41.0 million in the fiscal 2007 which consisted of net proceeds from the sale of stock of approximately $6.1 million and the issuance of new convertible debt of approximately $5.0 million, less debt issuance costs of approximately $702,000, less payment of approximately $51.0 million under the terms of the Master Exchange Agreement and other debt payments.

    Leased Facilities.   We lease facilities under non-cancelable operating leases which have various expiration dates through 2011. During July 2007, we committed to a new lease for our former corporate headquarters in Framingham, Massachusetts, effective September 1, 2007.  We are currently negotiating with the landlord to terminate this lease.  The lease for our present corporate headquarters in Mankato, Minnesota expires in 2011.    At June 30, 2008, including the commitment for the lease of our former corporate headquarters, future minimum annual lease payments amounted to approximately $548,000 under these leases.  We also lease office space in Beverly Hills, California.  This lease expires in January 2009.   However, the payments on the Beverly Hills, California lease are presently being paid directly by the Company’s former Chairman of the Board.

We believe, based upon current cash balances, forecasts of cash flows from future operations, and possible future purchases of our common stock, that we will have sufficient capital resources to operate our business for at least the next 12 months.  Beyond the next 12 months, additional financing may be required to fund working capital and our business plan as well as to pay maturing debt. Changes in our operating plans, lower than anticipated revenue, increased expenses, or other events presently unforeseen may require us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact negatively our growth plans, financial condition, and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that restrict our ability to operate our business.

Index
Company Financings

August 2007 Bridge Financing:

For a description regarding the August 2007 Bridge Financing and Amendment and Exchange Agreement, see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources- August 2007 Bridge Financing and Amendment and Exchange Agreement ”, above.

Master Exchange Agreement Exchange of Stock, Notes, and Warrants:

 On January 24, 2007, we entered into a Master Exchange Agreement with the holders of the securities issued in our Senior Secured Convertible Notes, due March 2011 (originally, the “CAP Financing”).   Under the Master Exchange Agreement, we exchanged with the investors in the CAP Financing all of the Senior Secured Nonconvertible Notes, or the Nonconvertible Notes, (with an aggregate principal balance of $50,000,000) and all of the outstanding CAP Warrants (exercisable for an aggregate of 6,250,000 shares of common stock at an initial exercise price of $8.00 per share) originally issued in the CAP Financing for the following aggregate consideration:

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

•	1,500,000 fully paid shares of common stock.

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

Many of the terms and conditions of the Master Exchange Agreement of Stock, Notes and Warrants have been substantially superseded by the terms of the Amendment and Exchange Agreement, described above, and the Funding Agreement described in Item 1, Business, Recent Events – Funding Agreement and Note 13 – Subsequent Events to the financial statements.

PIPE Financing:

In August 2006, we completed a private placement, or the PIPE Financing, of an aggregate of 1,000,000 Units at $7.00 per Unit, with each Unit consisting of one share of our common stock and a warrant to purchase one additional share of our common stock at $7.00 per share, exercisable for five years after issuance. Subsequent sales of common stock, including sales associated with the Amendment and Exchange Agreement in April 2008 and the Funding Agreement in August 2008, have resulted in an adjustment of the PIPE Financing warrant exercise price to $4.18 and an increase in the number of PIPE Financing warrants outstanding to 1,840,368.  The aggregate gross proceeds from the PIPE Financing totaled $7.0 million. After payment of fees and expenses of the offering, net proceeds were used for working capital and repayment of debt. The registration statement for the Units became effective on October 20, 2006.

Financings with Trident Growth Fund:

In 2005, Trident Growth Fund, L.P. loaned the Company $2.5 million.    The outstanding indebtedness to Trident Growth Fund, L.P. was repaid as of August 31, 2007.

We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.  Additionally, we currently do not have a bank line of credit.

Our principal commitments consist of obligations under leases for office space. At June 30, 2008, the future non-cancelable minimum payments under these commitments were approximately $548,000.

During fiscal 2009, we may enter into arrangements to acquire or invest in other businesses, services or technologies. While we believe we have sufficient financial resources, we may be required to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Index
Recent Accounting Pronouncements

In February, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (‘SFAS No. 155”). The Company adopted SFAS No. 155 and it had no material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. The Company adopted SFAS No. 157 and it had no material impact on its financial statements.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  Management does not believe that the adoption of this pronouncement will have a material impact on its financial statements.

In December 2007, the FASB issued FASB Statement No. 160 – Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited.  Management does not believe that the adoption of this pronouncement will have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161 - Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  Management has not evaluated the impact of this statement.

In May 2008, the FASB issued FASB Statement No. 162 - The Hierarchy of Generally Accepted Accounting Principles.  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP  hierarchy).  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management does not believe that the adoption of this pronouncement will have an impact on its financial statements.

Index

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our results of operations and cash flows are not significantly subject to fluctuations due to changes in foreign currency exchange rates as most of our contracts are denominated in U.S dollars.  However, we occasionally are paid in foreign currency subjecting us to brief periods of currency risk between the time of payment and conversion to U.S. dollars.   Therefore, we do not enter into any hedging contracts.

Interest rate sensitivity

Our cash balances are invested primarily in money market funds and government securities. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

At June 30, 2008, we had cash, cash equivalents and marketable securities totaling approximately $113,000. We do not believe our short term investments are subject to interest rate risk.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

Index

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be in disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods.  Our President and our Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures.

Our management evaluated, with the participation of our President and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act as of June 30, 2008 (the “Evaluation Date”). Based on this evaluation, our President and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in periodic SEC reports is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Management’s Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test our internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting, and to delineate any material weakness in our internal control.  A material weakness is a deficiency, or a combination of deficiencies, internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal controls over financial reporting are to include policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management has concluded that our internal control over financial reporting were not effective as of June 30, 2008.  In that regard, we identified the following weaknesses in our internal control over financial reporting as of June 30, 2008:

1.           Lack of Effective Corporate Governance Policies and Procedures.

Management did not establish an adequate policy and procedures statement governing authority levels within the management group for recording business transactions.  The lack of such control permitted a material revenue transaction to be recorded in contravention of the Company’s revenue recognition criteria.

Additionally, certain other management policy statements, including whistle blower, sales commitments, business expense and document retention and destruction policies,, were not implemented by June 30, 2008. While management has not identified any specific irregularities as a result of not having such policy statements in place, management has determined that the lack of such policy statements constitutes a material weakness.

Remediation of Material Weakness:

The Company implemented during fiscal 2008 a policy statement approved by the Board of Directors which establishes defined levels of authority for all management levels.  Additionally, an additional level review has been implemented for all new revenue contracts and the resulting revenue recognized from such contracts.  While these procedures were implemented prior to June 30, 2008, insufficient time has elapsed to permit adequate testing of the new procedures to insure an adequate level of internal control.  The new measures will continue to be tested in ensuing periods.

In addition, management has developed and submitted for approval of the Board of Directors certain other policy statements which address the other above identified deficiencies.

Index

2.           Lack of Effective Control in Certain Accounting Areas.

During the review and documentation of the accounts payable and disbursement process, it was determined that the individual responsible for ACH disbursement activity had the ability to process ACH transfers without a control review by either another accounting staff member or management.  While there is segregation of duties established for disbursement and bank reconciliation activities, such a segregation of duties did not exist for ACH activity and as such represents a material weakness.

Additionally, formal testing of certain components of the accounts payable and disbursement process was not timely completed for fiscal 2008 reporting requirements.

Remediation of Material Weakness:

Within the accounting department, a detailed review process for all ACH transfers has been implemented providing oversight on the processing and recording of ACH transfer activity.  While the new procedure was implemented prior to June 30, 2008, insufficient time has elapsed to permit adequate testing of the new procedures to insure an adequate level of internal control.  The new measures will continue to be tested in ensuing periods.

We believe the foregoing efforts will enable us to improve our internal controls over financial reporting.  Management is committed to continuing efforts aimed at improving the design, adequacy and operational effectiveness of its system of internal controls.  The remediation efforts noted above will be subject to continuing internal control assessment, testing and evaluation process.

We reviewed the results of management’s assessment with our Audit Committee.

(c) Changes in internal control over financial reporting

Except as identified above, there has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Attestation:

This annual report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Attestation by our registered public account firm is not required for this annual report, but, under present rules, will be required for our annual report for fiscal 2010

ITEM 9B.	OTHER INFORMATION

Not applicable.

Index
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE MATTERS

The information concerning our directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer required by this Item are incorporated herein by reference to information contained in the sections of the Proxy Statement entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

The information concerning our executive officers required by this Item is incorporated by reference herein to the section of this Report in Part I, entitled “Executive Officers of the Registrant.”

We have adopted a Code of Conduct that applies to all employees, including our principal executive officer, L. Bradlee Sheafe, principal financial and accounting officer, William P. Stelt, and all other executive officers. The Code of Conduct is available on our Web site at http://firepond.com/company/investor/Business%20Ethics%20and%20Conduct.html.   A copy may also be obtained without charge by contacting Investor Relations, Firepond, Inc., 11 Civic Center Plaza, Suite 310, Mankato, Minnesota 56001 or by calling (507) 388-0400.

We plan to post on our Web site at the address described above any future amendments or waivers of our Code of Conduct.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to information contained in the sections of the Proxy Statement entitled “Report of the Compensation Committee of the Board of Directors,” “Election of Directors” and “Executive Compensation and Other Information.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to information contained in the sections of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to information contained in the section of the Proxy Statement entitled “Election of Directors” and “Certain Relationships and Related Party Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to information contained in the section of the Proxy Statement entitled “Ratification of Appointment of Independent Auditors.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Report:

1. Financial Statements: The information concerning our financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Report in Item 8, entitled “Consolidated Financial Statements and Supplementary Data.”

2. Financial Statement Schedules: The Financial Statement Schedules have been omitted because they are not applicable or are not required or the information required to be set forth herein is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits: See “Index to Exhibits.”

(b) Exhibits. The exhibits listed below in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Firepond, Inc.

Dated: September 26, 2008	By:	/s/ William P. Stelt
William P. Stelt
Chief Financial Officer
(Principal Financial Officer and Duly Authroized Officer)

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints L. Bradlee Sheafe, William P. Stelt and Stephen Peary, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or hers substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ L. Bradlee Sheafe L. Bradlee Sheafe	President (Principal Executive Officer)	September 26, 2008

/S/ William P. Stelt William P. Stelt	Chief Financial Officer (Principal Financial & Accounting Officer)	September 26, 2008

/S/ Audrey Spangenberg Audrey Spangenberg	Chairman of the Board of Directors	September 26, 2008

/S/ Scott Kline Scott Kline	Director	September 26, 2008

/S/ Francis Knuettel II Francis Knuettel II	Director	September 26, 2008

Index

Index to Exhibits

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

Index

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

10	.35(15)	Lease Agreement between the Registrant and Atlantic – Philadelphia Realty LLC.
10	.36(16)	Amendment and Exchange Agreement, dated as of April 24, 2008, by and among the Registrant and the various Investors listed on Exhibit A attached thereto.
10	.37(16)	Form of New CAP Warrants issued by registrant as of April 24, 2008.
10	.38(16)	CAP Security Agreement, dated as of April 24, 2008, by and between the Registrant and The Bank of New York, in its capacity as Collateral Agent.
10	.39(16)
Bridge Security Agreement, dated as of April 24, 2008, by and between the Registrant and Radcliffe SPC, Ltd., for and on behalf of the Class A Segregated Portfolio, in its capacity as Collateral Agent.

10	.40(16)	Stock Purchase Agreement, dated as of April 24, 2008 by and between the Registrant and FP Tech Holdings, LLC.
10	.41(16)	CWC Operating Agreement, dated as of April 24, 2008 by and between the Registrant and TechDev Holdings, LLC.
10	.42(17)	Funding Agreement, dated as of August 7, 2008, by and among the Registrant and the various Investors listed on Exhibit A attached thereto
31.1		Certificate of President pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2		Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1		Certificate of President and Chief Financial Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Index

(1)	Previously filed by AFG Enterprises USA, Inc. on Schedule 14C on June 9, 2006, and incorporated herein by reference.
(2)	Previously filed by AFG Enterprises USA, Inc. on Form 8-K on April 4, 2006 (reporting the Registrant’s change in shell company status) and incorporated herein by reference.
(3)	Previously filed on the Registration Statement on Form 10-12G/A, as amended, of In Store Media Systems, Inc. on January 28, 2000.
(4)	Previously filed by AFG Enterprises USA, Inc. on Form 8-K on April 4, 2006 (reporting completion of the Registrant’s CAP Financing) and incorporated herein by reference.
(5)	Previously filed on Form 10-KSB of In Store Media Systems, Inc. for the year ended December 31, 2002, on April 20, 2005 and incorporated herein by reference.
(6)	Previously filed by the Registrant on Form 8-K on September 7, 2006 and incorporated herein by reference.
(7)	Previously filed by the Registrant on Form 10-KSB on September 28, 2006 and incorporated herein by reference.
(8)	Previously filed by the Registrant on Form 8-K on January 24, 2007 and incorporated herein by reference.
(9)	Previously filed by the Registrant on Form 8-K on January 25, 2007 and incorporated herein by reference.
(10)	Previously filed by the Registrant on Form 8-K/A on May 17, 2007 and incorporated herein by reference.
(11)	Previously filed by the Registrant on Form SB-2/A on April 3, 2007 and incorporated herein by reference.
(12)	Previously filed by the Registrant on Form DEF 14C on June 4, 2007 and incorporated herein by reference.
(13)	Previously filed by the Registrant on Form 8-K on August 7, 2007 and incorporated herein by reference.
(14)	Previously filed by the registrant on Form SB-2 filed with the Securities and Exchange Commission on August 14, 2007, and incorporated herein by reference.
(15)	Previously filed by the Registrant on Form 10-KSB on September 18, 2007 and incorporated herein by reference.
(16)	Previously filed by the Registrant on Form 8-K on April 29, 2008 and incorporated herein by reference.
(17)	Previously filed by the Registrant on Form 8-K on August 12, 2008 and incorporated herein by reference.

*	Indicates management contract or compensatory plan or arrangement.

FIREPOND, INC.
CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
                               ENDED JUNE 30, 2007 and 2008

FIREPOND, INC.
CONTENTS
June 30, 2008

CONSOLIDATED FINANCIAL STATEMENTS

Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Firepond, Inc.

We have audited the accompanying consolidated balance sheet of Firepond, Inc. as of June 30, 2007 and 2008 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended June 30, 2007 and 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Firepond, Inc. as of June 30, 2007 and 2008 and the results of their operations and their cash flows for the years ended June 30, 2007 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.   The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Denver, Colorado
      September 25, 2008                                                                                                       Causey Demgen & Moore Inc.

Contents

FIREPOND, INC.
  CONSOLIDATED BALANCE SHEET
June 30, 2007 and 2008

ASSETS

Current assets	2007	2008
Cash and cash equivalents	$ 689,972	$ 112,895
Restricted cash	1,162,590	-
Accounts receivable, net of allowance for doubtful
accounts of $10,000	801,206	1,016,460
Other current assets	120,160	514,915

Total current assets	2,773,928	1,644,270

Property and equipment, net	66,638	57,289
Debt issuance costs	1,093,455	720,390
Goodwill	4,772,413	-
Deferred offering costs, deposits and other assets	13,449	45,438

Total assets	$ 8,719,883	$ 2,467,387

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Short-term notes payable	$ 1,100,945	$ 34,986
Accounts payable	570,307	714,930
Accrued liabilities	1,280,503	1,128,542
Deferred revenue	1,497,264	1,636,265

Total current liabilities	4,449,019	3,514,723

Non-current deferred revenue	53,784	48,390
Long-term debt net of unamortized discount of $4,433,333 in 2007
and $1,880,000 in 2008	1,368,358	6,721,500
Total liabilities	5,871,161	10,284,613

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.001 par value
Authorized - 5,000,000 shares
Issued and outstanding - none	-	-
Common stock, $0.001 par value
Authorized - 100,000,000 shares
Issued and outstanding 8,224,239 shares at 2007
Issued - 9,915,080 shares at 2008	8,224	9,915
Treasury Stock - 0 shares in 2007 and 8,401 shares in 2008, at cost	-	(10)
Additional paid-in capital	29,898,183	32,695,863
Accumulated deficit	(26,081,329)	(40,434,992)
Deferred compensation	(976,356)	(88,002)

Total stockholders' equity (deficit)	2,848,722	(7,817,226)

Total liabilities and stockholders' equity (deficit)	$ 8,719,883	$ 2,467,387

The accompanying notes are an integral part of these consolidated financial statements.

Contents

FIREPOND, INC.
  CONSOLIDATED STATEMENT OF OPERATIONS
For the fiscal years ended June 30, 2007 and 2008

Revenues	2007	2008
OnDemand revenues	$2,170,106	$ 2,328,919
Enterprise revenues	2,454,657	2,375,024
Total revenues	4,624,763	4,703,943

Cost of revenues
OnDemand costs	1,208,845	1,748,090
Enterprises costs	572,858	234,937
Total cost of revenues	1,781,703	1,983,027

Gross profit	2,843,060	2,720,916

Operating expenses
Sales and marketing	1,795,447	1,934,979
General and administrative	4,913,719	3,699,977
Research and development	2,113,841	1,766,556
Impairment of goodwill expense	-	4,772,413
Restructuring charges	(14,285)	85,657
Settlement of claims	(147,500)	-
Total operating expenses	8,661,222	12,259,582

Loss from operations	(5,818,162)	(9,538,666)

Other income (expense), net
Interest expense	(5,039,513)	(4,866,707)
Interest and other income	1,292,538	51,710
Extinguishment of debt	(13,705,000)	-
Total other income (expense), net	(17,451,975)	(4,814,997)

Net Loss	$(23,270,137)	$ (14,353,663)

Net loss per share - basic and diluted

Net loss per share	$(4.36)	$ (1.72)

Basic and diluted weighted average
common shares outstanding	5,340,563	8,357,962

The accompanying notes are an integral part of these consolidated financial statements.

Contents

FIREPOND, INC.
  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the fiscal years ended June 30, 2007 and 2008

	Common Stock				Retained Earnings
		$0.001	Additional Paid	Treasury	(Accumulated	Deferred	Stockholders'
	Shares	Par Value	In Capital	Stock	Deficit)	Compensation	Equity (Deficit)

Balance, June 30, 2006	5,100,441	$5,100	$2,182,237	$-	$(2,811,192)	$(487,291)	$(1,111,146)

Sale of common stock	1,000,000	1,000	6,999,000				7,000,000
Expenses recorded in connection with
stock sale			(899,924)				(899,924)
Issuance of convertible debt with warrants			5,000,000				5,000,000
Issuance of warrants to purchase common
stock in exchange for services			670,000				670,000
Issuance of common stock in connection
with debt retirement	1,650,000	1,650	13,703,350				13,705,000
Issuance of common stock in exchange
for services and retirement of previously
outstanding warrants	413,798	414	1,793,580			(1,255,255)	538,739
Issuance of common stock to new director	60,000	60	449,940			(450,000)
Net loss for the year ended June 30, 2007	-	-	-	-	(23,270,137)	1,216,190	(22,053,947)

Balance, June 30, 2007	8,224,239	$8,224	$29,898,183	$-	$(26,081,329)	$(976,356)	$2,848,722

Issuance of common stock under bridge loan	125,000	125	768,625				768,750
Issuance of common stock under sale transaction net of expenses	1,071,429	1,071	1,404,499				1,405,570
Issuance of common stock under bridge loan restructuring	180,000	180	107,820				108,000
Issuance of options to new directors			65,000			(65,000)	-
Issuance of options to management			32,000			(32,000)
Issuance of common stock in exchange for debt	241,840	242	198,334				198,576
Issuance of common stock in settlement of lease agreement	72,572	73	101,528				101,601
Expense associated with extention of warrants previously issued under CAP
financing			127,000				127,000
Purchase of treasury stock			(7,126)	(10)		7,126	(10)
Net loss for the fiscal year ended
June 30, 2008	-	-	-	-	(14,353,663)	978,228	(13,375,435)

Balance, June 30, 2008	9,915,080	$9,915	$32,695,863	$(10)	$(40,434,992)	$(88,002)	$(7,817,226)

The accompanying notes are an integral part of these consolidated financial statements.

Contents
FIREPOND, INC.
  CONSOLIDATED STATEMENT OF CASH FLOWS
For the fiscal years ended June 30, 2007 and 2008

	2007	2008
Cash flows from operating activities
Net loss	$(23,270,137)	$(14,353,663)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on disposition of fixed assets	20,912	192
Depreciation and amortization	3,363,364	3,801,364
Impairment of goodwill	-	4,772,413
Stock issued in extinguishment of debt	13,705,000	-
Amortization of stock based compensation	1,216,190	978,229
Changes in assets and liabilities
Accounts receivables	(686,000)	(215,254)
Other current assets	481,796	(394,755)
Accounts payable	46,136	144,623
Accrued liabilities	(263,217)	189,718
Deferred revenue	(58,609)	133,607

Net cash used in operating activities	(5,444,565)	(4,943,526)

Cash flows from investing activities
Purchase of property and equipment	(26,165)	(40,423)
Restricted cash	46,337,410	1,162,590
Other assets	41,767	(31,999)

Net cash provided by investing activities	46,353,012	1,090,168

Cash flows from financing activities
Proceeds from sale of stock net of expenses	6,100,076	1,405,568
Borrowings under notes payable	-	3,100,000
Payments under notes payable	(46,447,364)	(1,267,648)
Debt issuance costs	(702,371)	38,361

Net cash provided by (used in) financing activities	(41,049,659)	3,276,281

Net decrease in cash and cash equivalents	(141,212)	(577,077)

Cash and cash equivalents, on June 30, 2006 and 2007	831,184	689,972

Cash and cash equivalents, on June 30, 2007 and 2008	$689,972	$112,895

Supplemental cash flow information:

Interest paid	$1,791,338	$1,046,042

Non cash investing and financing activities:

During the fiscal year ended June 30, 2008, the Company issued 125,000 shares of common stock valued at $768,750 in connection with the bridge loan.

During the fiscal year ended June 30, 2008, the Company issued 180,000 shares of common stock valued at $108,000 in connection with extending the term of the Bridge Loan.

During the fiscal year ended June 30, 2008, the Company extended the term of the warrants issued in connection with the CAP Master Exchange Agreement and recorded a cost of $127,000.

During the fiscal year ended June 30, 2008, the Company converted $336,000 in debt plus accrued interest to equity by issuing 241,840 shares of common stock.

During the fiscal year ended June 30, 2008, the Company converted $100,000 plus accrued interest under its lease obligation to equity by issuing 72,572 shares of common stock.

During the fiscal year ended June 30, 2007, the Company issued stock in retirement of certain debt and outstanding warrants resulting in the recording of $670,000 in debt issuance costs. Additionally, the Company issued convertible debt with warrants that resulted in a debt discount of $5,600,000.

The accompanying notes are an integral part of these consolidated financial statements.

Contents

NOTE 1 - ORGANIZATION AND LINES OF BUSINESS

Firepond, Inc. (the "Company”) is a pioneer in software solutions that help companies with complex products to convert more leads into accurate orders.  Companies with complex products may achieve measurable and meaningful returns on investment using the Company’s technology by reducing total cost of sales, whether sales are generated through a direct sales force, an indirect channel network or via the web.

The Company generates revenue from its new OnDemand, multi-tenant, subscription based software as well as legacy license and service revenue.  The OnDemand product was launched in commercial form in January 2006 and we are strategically transitioning from an historic enterprise software model to a web based delivery model.   License revenue is generated from licensing the rights to the use of Company’s packaged software products.  Service revenue is generated from sales of maintenance; consulting and training services performed for customers that license the Company’s products.

Prior to September 13, 2005, our assets were owned and operated by a predecessor company also named Firepond, Inc., or Old Firepond, which was subsequently liquidated. Its remaining assets and liabilities are being administered by the Firepond Liquidating Trust.  See Note 2 Significant Accounting Policies.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Pursuant to FIN 46(R), the financial statements presented herein for the fiscal years ended June 30, 2007 and 2008 include the consolidated financial statements of Firepond, Inc. and the Firepond Liquidating Trust.

Basis of Presentation and Continuance of Operations

The accompanying consolidated financial statements have been prepared by the Company on a going concern basis. As such, the statements anticipate the realization of assets and the liquidation of liabilities in the normal course of business.   Notwithstanding this fact, the Company has, for some time, been incurring losses and negative cash flow from operations. For the fiscal year ended June 30, 2008, the Company incurred a net loss of approximately $14.4 million and negative cash flows from operations of approximately $4.9 million. Moreover, while demand for the Company’s OnDemand applications seems to be growing, it is not clear at this point that future operational cash flow will be sufficient to sustain present operations without continuous sales growth over the next twelve months.  In the absence of such sales growth, the Company is, therefore, likely to require additional capital either in the form of new debt or equity infusions.

In the past, the Company has been successful in completing numerous rounds of financing, including the sale of $1,500,000 of its common stock in April, 2008 and subsequent to June 30, 2008 transacted an additional sale of $500,000 of its common stock (See Note 13 – Subsequent Events).  However, no assurances can be given that additional financing will be available, if required, in which case, the Company’s ability to achieve its business objectives may be adversely affected.  The accompanying consolidated financial statements do not include any adjustments that might result from such adverse outcomes.

Contents

Reclassifications

The Company has chosen to report the expenses associated with its sales and marketing efforts as a separate line item in its current fiscal year ended June 30, 2008 and accordingly has restated the fiscal year ended June 30, 2007 to provide comparability.  Previously such expenses were combined with the general and administrative expenses and such costs and expenses were reported as a single line item.  Additionally, the Company restated certain prior fiscal year Cost of Revenues, Sales and Marketing,  General and Administrative and Research and Development expenses to conform to current year classifications.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Revenue Recognition

OnDemand Revenue

Firepond CPQ OnDemand enables a company’s sales force and supporting organizations to configure complex products, and accurately price those products.  For Firepond CPQ OnDemand contracts, the Company does not actually deliver a software product to a customer for installation on the customer’s in-house systems but rather makes the software available to the customer through a Company hosting arrangement. In this case the Company installs and runs the software application either on its own or a third-party’s server giving customers access to the application via the Internet or a dedicated line.  Accordingly, the Company evaluates its revenue recognition in consideration of the American Institute of Certified Pubic Accountants (AICPA) Statement of Position, No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended, and Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”).

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

This permits the Company to recognize that portion of the fee attributable to the license on delivery, while that portion of the fee related to the hosting element is recognized ratably as the service is provided, assuming all other revenue recognition criteria have been met.   If a hosting arrangement fails to meet the requirements of EITF 00-03 then the arrangement is not considered to have a software element and therefore is outside of the scope of SOP 97-2. The hosting arrangement, which follows a services accounting model, would then likely be accounted for in accordance with the guidance contained in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).  SAB 101 contains the same four basic criteria for revenue recognition as SOP 97-2:

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

Contents

Enterprise Software Revenue Recognition

The Company generates enterprise software revenue from both licenses and services.  The Company recognizes enterprise software revenue based on the provisions of SOP 97-2.

Enterprise software license revenue is generated by licensing the rights to the use of the Company’s packaged software products.  Service revenue is generated from sales of maintenance, consulting and training services performed for customers that license the Company’s packaged software products.

The Company has concluded that generally, where the Company is responsible for implementation services for the enterprise product and components, the implementation services are essential to the customer’s use of the products.  In such arrangements, the Company recognizes revenue following the percentage-of-completion method over the implementation period.  Percentage of completion is computed on the basis of the number of implementation hours incurred to date compared to estimated total implementation hours.   Management has determined from past experience that expended hours to be the best measure of progress with respect to these types of arrangements.

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

The Company has recorded deferred revenue on amounts billed or collected by the Company before satisfying the above revenue recognition criteria.

Deferred revenue at June 30, 2007 and 2008 consisted of the following:

	Year Ended	Year Ended
	June 30, 2007	June 30, 2008

OnDemand revenue	$886,534	$974,375
Product license and related services	22,400	-
Product-related maintenance	642,114	710,280
	$1,551,048	$1,684,655
Less current portion of deferred revenues:	1,497,264	1,636,265
Non-current portion of deferred revenues:	$53,784	$48,390

Cost of Revenue

Cost of licenses includes royalties, media, documentation, and other production costs.

Cost of product-related services and maintenance and cost of custom development services revenue consist primarily of salaries, and costs for development, consulting, training and customer support personnel, including cost of services provided by third-party consultants engaged by the Company.  Cost of revenue at June 30, 2007 and 2008 consisted of the following:

	Year Ended	Year Ended
	June 30, 2007*	June 30, 2008
OnDemand cost of revenue	$1,208,845	$1,748,090
Product license and related services	337,038	173,091
Product-related maintenance	235,820	61,846
	$1,781,703	$1,983,027

* As adjusted to provide comparability between fiscal periods as a result of the Company’s decision to not allocate certain administrative costs among its operating departments.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense for the periods ended June 30, 2007 and 2008 were $26,391 and $39,209 respectively.

Allowance for Doubtful Accounts

The allowance for doubtful accounts was $10,000 at June 30, 2007 and 2008.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable, and debt. The carrying values of cash and cash equivalents and accounts receivable and accounts payable approximate fair value.  The Company believes the fair values and the carrying value of the Company’s debt would not be materially different due to the instruments’ interest rates and maturity dates.

Income Taxes

The Company has adopted FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Contents

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, as amended. Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of our assets and liabilities. Deferred income taxes are measured using the enacted tax rates that are assumed to be in effect when the differences reverse. Deferred tax assets result principally from recording certain expenses in the financial statements which are not currently deductible for tax purposes, including employee stock-based compensation expense and from differences between the tax and book basis of assets and liabilities recorded, as well as tax loss and credit carryforwards. Deferred tax liabilities result principally from prepaid expenses  which are currently deductible for tax purposes but have not been expensed in the financial statements.

We maintain a 100% valuation allowances as the Company believes that it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Company maintains its cash deposits at banks located throughout the United States, which at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.  Cash equivalents, which may consist of money market, commercial paper and U.S. federal agency securities are classified as available-for-sale and therefore carried at fair market value.  As of June 30, 2007 and 2008, cash equivalents were $0.

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

The Company has determined that the goodwill existing at June 30, 2008 is fully impaired and the Company has recorded an impairment expense of $4,772,413 to recognize such impairment as of June 30, 2008.

Contents
Concentration of Credit Risk

Statement of Financial Accounting Standards No. 105, “Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” (“SFAS No. 105”) requires disclosure of any significant off-balance sheet risks and credit risk concentrations.  The Company has no significant off-balance-sheet risks.  Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalents, short-term investments, and accounts receivable.  The Company maintains its cash and cash equivalents with established financial institutions. The Company's credit risk is managed by investing its cash in high quality money market instruments and high quality corporate issuers.

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

During the period ended June 30, 2007, the Company conducted business with one customer whose sales made up 22.5% of revenues and as a percentage of sales, domestic sales were approximately 65% and foreign sales were approximately 35%.  In the current period ended June 30, 2008, there were two customers whose sales made up 15.9% and 12.2% of net revenues respectively.  As a percentage of total revenues, domestic sales were approximately 69.7% and foreign sales were approximately 30.3%.

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

Stock-Based Compensation

We account for stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), referred to as SFAS 123R. We recognize the fair value of our stock awards on a straight-line basis over the requisite service period of the award, which can vary from 18 to 60 months, the vesting term.

We recognized stock-based expense of $978,000, or 20.8% percent of revenue, during fiscal 2008 as compared to $1,216,000 or 26.3% in the prior fiscal period. The requirement to expense stock-based awards will continue to reduce our reported results of operations. As of June 30, 2008, we had an aggregate of $88,000 of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We expect to issue share-based awards to our employees in future periods.

The impact of SFAS 123R in the future is dependent upon, among other things, the timing of when we hire additional employees, the effect of long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted, the fair value of the stock awards at the time of grant, changes in estimated forfeiture assumption rates and the tax benefit that we may or may not receive from stock-based expenses. Additionally, the application of SFAS 123R requires the use of an option-pricing model to determine the fair value of stock option awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards.

Contents

Recently Issued Accounting Pronouncements

In February, 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (‘SFAS No. 155”). The Company adopted SFAS No. 155 and it had no material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. The Company adopted SFAS No. 157 and it had no material impact on its financial statements.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  Management does not believe that the adoption of this pronouncement will have a material impact on its financial statements.

In December 2007, the FASB issued FASB Statement No. 160 – Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited.  Management does not believe that the adoption of this pronouncement will have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161 - Disclosures about Derivative

Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  Management has not evaluated the impact of this statement.

In May 2008, the FASB issued FASB Statement No. 162 - The Hierarchy of Generally Accepted Accounting Principles.  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP  hierarchy).  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management does not believe that the adoption of this pronouncement will have an impact on its financial statements.

Contents

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2007 and 2008 consisted of the following:

Property and equipment	2007	2008

Computer equipment and software	$1,632,900	$1,596,803
Furniture and fixtures	114,678	84,771
Leasehold improvements	21,375	31,623
	1,768,953	1,713,197

Less accumulated depreciation and amortization	1,702,315	1,655,908

Property and equipment, net	$66,638	$57,289

Depreciation expense was $129,696 and $49,580 for the periods ended June 30, 2007 and June 30, 2008 respectively.

NOTE 4 - ACCRUED LIABILITIES

Accrued liabilities at June 30, 2007 and 2008 consisted of the following:

	Year Ended	Year Ended
	June 30, 2007	June 30, 2008
Accrued interest	$-	$87,122
Consulting and professional fees	234,809	49,430
Compensation and benefits	265,674	266,169
Sales, use and other taxes	217,725	171,668
Restructuring	203,333	203,333
Other	358,962	350,820
	$1,280,503	$1,128,542

NOTE 5 –NOTES PAYABLE

On April 24, 2008, the Company entered into an Amendment and Exchange Agreement (the “Amendment and Exchange Agreement”) with each of the Investors listed on Exhibit A attached thereto (the “Investors”). Pursuant to the Amendment and Exchange Agreement, effective April 25, 2008, the Company exchanged with the Investors all of its outstanding (i) Senior Secured Convertible Notes Due January 2009 (the “CAP Notes”), in the aggregate principal amount of $5,264,000, issued under an Indenture with The Bank of New York, dated January 24, 2007, as amended (the “Indenture”); (ii) Warrants to purchase an aggregate of 1,214,285 shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”) at an exercise price of $7.00 per share through January 24, 2012; and (iii) Senior Secured Subordinated Notes Due May 2008 (the “Bridge Notes”), in the aggregate principal amount of $3,337,500, for the following aggregate consideration:

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

Contents

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

Related Party Transactions

The Company converted $336,000 in principal CAP Notes plus interest into 241,840 fully paid shares of the Company’s common stock at a conversion price $1.40 per share with its single largest shareholder.  Post conversion, FP Tech continues to hold $280,000 of CAP Notes and $166,875 of Bridge Notes.

Additionally, the Company also converted indebtedness of $100,000 plus interest under an equipment leasing arrangement into 72,572 fully paid shares of the Company’s common stock also at $1.40 per share also with its single largest shareholder.

Contents

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

Additional Terms of the Exchanged Bridge Notes:
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

Master Exchange Agreement

On January 24, 2007, we entered into a Master Exchange Agreement (the “Exchange Agreement”) with the holders of the Company’s Senior Secured Nonconvertible Notes (the “CAP Financing”). Under the Exchange Agreement, we exchanged with the investors in the CAP Financing all of the Nonconvertible Notes (with an aggregate principal balance of $50,000,000) and all of the outstanding CAP Warrants (exercisable for an aggregate of 6,250,000 shares of common stock at an initial exercise price of $8.00 per share) originally issued in the CAP Financing for the following aggregate consideration:

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

Many of the terms and conditions of the Master Exchange Agreement have been substantially superseded by the terms of the Amendment and Exchange Agreement, described above, and the Funding Agreement described in Note 13 – Subsequent Events.

Financings with Trident Growth Fund

In 2005, Trident Growth Fund, L.P. loaned the Company $2.5 million.    The outstanding indebtedness to Trident Growth Fund, L.P. was repaid as of August 31, 2007.

Contents

Notes payable at June 30, 2007 and 2008 consisted of the following:

	2007	2008
Unsecured note payable to General Motors, 5.00%	$135,969	$34,986
Trident secured note payable, 12%	1,166,667	-
Senior secured convertible notes, 12%	5,600,000	5,264,000

Less discount	(4,433,333)	(1,880,000)

Bridge notes payable, 15%	-	3,337,500

Total notes payable	2,469,303	6,756,486

Less current portion	1,100,945	34,986

Non-current portion	$1,368,358	$6,721,500

(Weighted average interest rate - 11.86% for 2007 and 13.13% for 2008)

NOTE 6 – OTHER AGREEMENTS

On January 24, 2007, the Company agreed to exchange with Rodman & Renshaw LLC (“Rodman”) outstanding warrants previously issued to Rodman to purchase an aggregate of 625,000 shares of Common Stock at an exercise price of $8.00 per share for (i) new warrants to purchase 71,428 shares of Common Stock at an exercise price $7.00 per share and (ii) 150,000 fully-paid shares of Common Stock.

On April 25, 2008, the Company exchanged with Rodman & Renshaw LLC (the “Warrant Holder”) outstanding warrants previously issued to the Warrant Holder to purchase an aggregate of 71,428 shares of Common Stock at an exercise price of $7.00 per share through January 24, 2012 for new Amended and Restated Warrants to purchase 71,428 shares of Common Stock at an exercise price $7.00 per share through January 23, 2014.

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

The Company entered into a consulting agreement, dated as of September 1, 2006 (the “Trident Consulting Agreement”), with Trident pursuant to which Trident agreed to provide consulting services to the Company. As part of the Trident Consulting Agreement, which was terminated as of August 31, 2007, the Company issued an option (the “Trident Option”) to purchase up to 1,000,000 shares of Common Stock of the Company at an exercise price of $7.00 per share. The option was later reduced to  600,000 shares.

The value of the Trident Consulting Agreement was estimated at $1,613,994 net of expense previously recorded.  The Company recorded $1,480,180 through June 30, 2007 as consulting expense.  The remaining amount was expensed in fiscal 2008.  In February 2007, Trident received 179,579 shares of common stock in exercise of the Trident options.

Contents

NOTE 7 - INTEREST EXPENSE

During the periods ended June 30, 2007 and 2008, the Company recorded interest expense of $5,039,513 and $4,866,707 respectively.  Included in interest expense is amortization of debt issuance costs and debt discount related to the CAP Financing, the Exchanged CAP Notes, the Bridge Notes and Exchanged Bridge Notes totaling $1,912,751 and $3,751,788 respectively.

NOTE 8 - CWC OPERATING AGREEMENT

Effective April 25, 2008, the Company and TechDev Holdings, LLC, a Texas limited liability company (“TechDev”) and an affiliate of FP Tech, entered into the Company Agreement (the “CWC Operating Agreement”) of CWC Holdings, LLC (“CWC”), as members of CWC.  Capitalized terms used but not defined in the following discussion have the meanings ascribed to such terms in the CWC Operating Agreement. The CWC Operating Agreement was amended and restated as of June 30, 2008.

TechDev, as sole Class A member, is entitled to receive 100% of the Distributable Cash of CWC (the “Class A Interest”).   The Distributable Cash is all the cash proceeds generated by the property contributed to CWC by the Class A Interest.   The Class A Interest may forego the receipt of all or any portion of its share of the Distributable Cash (the “Declined Distribution”) in favor of exercising its Common Stock Option to Purchase.  The Common Stock Option to Purchase is an option provided the Class A Interest to purchase the number of shares of common stock of Firepond, Inc. initially contributed (the “Initial Shares”) by the Class B Member to CWC.

The Company, as sole Class B member, is entitled to receive 100% of the Declined Distributions (the “Class B Interest”).   In return, the Company issued 6,000,000 shares of common stock to CWC.  The Class B Interest is a non-voting interest.

TechDev will receive from CWC the Common Stock Distribution in return for the Declined Distribution or exercise of the Common Stock Option to Purchase.  The Common Stock Distribution will be equal to the quotient of (i) the total amount of the Declined Distribution divided by (ii) for any time prior to the Exchanged Bridge Notes and Exchanged Cap Notes being paid in full, 1.40 and thereafter, the higher of (A) the product of (x) 0.8 times (y) the arithmetic average of the closing price for the common stock for each of the twenty (20) trading days ending on the trading day immediately preceding the date of the Declined Distribution and (B) 1.40.  Proceeds received by the Company from CWC shall be used to pay principal to the holders of the Exchanged CAP Notes and the Exchanged Bridge Notes pro rata.

CWC holds the Initial Shares in trust for the Class B Member for the purpose of carrying out the Common Stock Option to Purchase.

Failure by the Company to accept the Declined Distribution during a period that either any of the Exchanged CAP Notes or Exchanged Bridge Notes remains outstanding will result in an Event of Default pursuant to both the Exchanged CAP Notes and the Exchanged Bridge Notes.

Profits and losses (and, to the extent necessary, individual items of income, gain, loss, deduction or credit) are allocated among the Members in accordance with the profits and losses generated by the property contributed by such Member.

CWC shall be dissolved upon the occurrence of any of the following events: (1) the written consent of a majority of the outstanding Class A Interests;  (2) an event specified under applicable law; or (3) upon the earlier of (a) one year beyond the maturity of the later maturity date of either the CAP Notes or the Bridge Notes, (b) 90 days after repayment in full of both the CAP Notes and Bridge Notes prior to maturity, or (c) a change in control of any Member.

Upon dissolution of CWC, the assets of CWC shall be distributed in the following manner and order:  (a) first, to the claims of all creditors of the CWC, and (b) second, to the Class A Member, the Distributable Cash and the property contributed to CWC by the Class A member, and to the Class B Member any proceeds representing a Declined Distribution and any Remaining Shares, the Initial Shares minus the aggregate number of such shares issued to the Class A Member pursuant to the Common Stock Option to Purchase.

Contents

NOTE 9 - INCOME TAXES

Due to a second change of control in ownership which occurred as a result of the April 25, 2008 transaction described in Note 11 – Stockholders’ Equity, the Company believes that the deferred tax assets and deferred tax liabilities identified below as of June 30, 2008 are the result of a new Internal Revenue Code Section 382 limitation arising from the transaction.

The Company has operated at a loss in recent periods and had a nominal combined federal and state income tax provision for the fiscal years ended June 30, 2007 and 2008.   No significant taxes were currently payable in these years and, as explained below, no net tax provision or benefit was recorded for deferred taxes in these periods.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets (liabilities) are as follows:

	Year Ended	Year Ended
	June 30, 2007	June 30, 2008
Deferred Tax Assets and Liabilities
Net operating losses and credit carryforwards	$10,024,286	$337,199
Nondeductible reserves and accruals	294,011	766,200
Depreciation and amortization	(467,367)	138,768
Amortization of debt discount	-	(206,733)
Capitalized research and development	2,660,359	79,252
Other	-	(10,262)
Temporary timing difference from debt extinguishment	(615,450)	-
Stock options	(203,325)	3,730
Gross deferred tax assets	$11,692,514	$1,108,154
Valuation allowance	(11,692,514)	(1,108,154)
Net deferred tax assets	-	-

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

2028	$904,018

Contents

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Litigation

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

On August 14, 2007, plaintiffs filed a second consolidated amended class action complaint for violations of the federal securities laws against Old Firepond and others. The Court has directed the issuer defendants to answer by October 30, 2008.  The parties presently are engaged in active discovery with regard to focus cases that include Old Firepond.  The plaintiffs' motion for class certification has been fully briefed and is pending before the Court.  The Company cannot predict whether a settlement that complies with the Second Circuit’s mandate or what the result of the litigation will be if no settlement is agreed upon and approved.

We may from time to time also be subject to various other claims and legal actions arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition, or results of operations.

Contents

Leases

The Company leases its office space under operating leases expiring at various dates through 2011.  For the periods ended June 30, 2007 and 2008, rent expense under these agreements totaled approximately $253,202 and $267,374 respectively.

At June 30, 2008, the minimum future obligations under operating leases, exclusive of sublease income are as follows:

For the Fiscal Year Ended June 30,

2009	$237,000
2010	216,000
2011	95,000
$548,000

NOTE 11 - STOCKHOLDERS' EQUITY

Effective April 25, 2008, the Company entered into an Amendment and Exchange Agreement as previously described in Note 5 above, wherein the Company sold 1,071,429 of its common stock at a price of $1.40 per share, exchanged certain notes in the principal amount of $336,000 plus interest for 241,840 shares of common stock at a price of $1.40 per share, exchanged indebtedness owed under an equipment leasing arrangement of $100,000 plus interest for 72,572 shares of common stock at $1.40 per share and issued 180,000 shares of common stock to the Bridge Noteholders.

Bridge Loan

On August 2, 2007, the Company entered into a Securities Purchase Agreement (the “Bridge Loan”) with the holders of the CAP Notes. As part of the Securities Purchase Agreement, we sold for $3.0 million in gross proceeds the Bridge Notes in the face amount of approximately $3.3 million, resulting in an original issue discount of 15% per annum calculated for the nine-month term.  After maturity, interest will accrue at the rate of 15% per annum.  We also issued the note holders 125,000 shares of common stock.

Master Exchange Agreement

On January 24, 2007, pursuant to the terms of the Exchange Agreement, the Company issued 1,500,000 fully paid shares of common stock.  Additionally, the Company issued 150,000 fully paid shares of common stock to Rodman and Renshaw, LLC.  (See Note 5)

PIPE Financing

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

In February 2007, the Company issued 413,798 shares of common stock to Trident pursuant to (1) the cashless exercise of certain warrants held by Trident and (2) the Trident Option.

Restricted Stock Awards

On January 5, 2006, in connection with the employment of the Chief Executive Officer and the Chief Financial Officer, the Company issued restricted common stock awards for 302,419 and 201,622 respectively.  The shares vested monthly through June 15, 2008 and May 15, 2008, respectively.  In May 2008, the Chief Executive Officer resigned his position with the Company.  8,401 unvested shares of the restricted common stock granted the Chief Executive Officer were repurchased for $10 in the aggregate and returned to the Treasury.

Pursuant to the March 2006 CAP Financing the Company awarded 1,250,000 common shares to certain officers, and a director which shares vested in their entirety on March 29, 2008.

In March, 2006 a non-employee director was appointed to the Board of Directors and issued 60,484 (post merger) shares of restricted common stock which vested in March 2008.  The aggregate value of the 2006 stock awards was $564,342.

In May, 2007 a non-employee director was appointed to the Board of Directors and issued 60,000 shares of restricted common stock which were originally scheduled to vest over a 24 month period.  The vesting schedule of the restricted common stock was accelerated in March 2008 such that all 60,000 shares became vested. The stock award was valued at $450,000.  In connection with the issuance, the Company booked a liability for reimbursement of taxes in the amount of $84,000.

Contents

Warrants

The following is a summary of warrant activity through June 30, 2008:

Balance June 30, 2006	$4.00 to $8.00	$7.78	7,265,625

Granted	$7.00	$7.00	3,385,714
Exercised	$4.00-$7.00	$5.81	(990,625)
Retired	$8.00	-	(6,875,000)
Forfeited	-	-	-

Balance June 30, 2007	$7.00	$7.00	2,785,714

Granted	$4.37	$4.37	661,436
Exercised	-	-	-
Forfeited	$7.00	$7.00	(400,000)

Warrants exercisable at June 30, 2008	$7.00	$7.00	3,047,150

The following is a summary of warrants outstanding at June 30,2008:

	Exercise	Number of
	price	shares
Issued in connection with PIPE Offering as adjusted	$4.37	1,100,000
Issued in connection with Master Exchange agreement	$7.00	1,285,714
Additional Issue to PIPE	$4.37	661,436
Balance at June 30, 2008		3,047,150

The following is additional information related to warrants:

	Weighted average remaining contractual life in years	Weighted average exercise price	Number of shares

Balance June 30, 2008	4.15	$5.48	3,047,150

Warrants exercisable at June 30, 2008	4.15	$5.48	3,047,150

Contents

NOTE 12 - PROFIT-SHARING PLAN

The Company sponsors a defined contribution profit-sharing plan for US employees which conforms to Internal Revenue Service provisions for 401(k) plans. Employees must be at least 21 years of age to be eligible to participate in the plan.  Participants may contribute up to 100% of their earnings.  The Company has the option to match 50% of the first 2% and 25% of the next 4% of employee contributions and may make additional contributions as determined by the board of directors.  There were no employer matching contributions in the periods ended June 30, 2007 and June 30, 2008.

NOTE 13 - SUBSEQUENT EVENTS

FUNDING AGREEMENT

Pursuant to the Common Stock Purchase Agreement, dated as of April 25, 2008 (the "Stock Purchase Agreement"), FP Tech Holdings, LLC, a Texas limited liability company (“FP Tech”) and  an affiliate and member of the Registrant’s majority shareholder group was granted by Firepond, Inc. (the “Company”) an option to purchase approximately 357,143 shares of Common Stock at a purchase price of no more than $1.40 per share with gross cash proceeds to the Company of at least $500,000 (the "Subject Financing").  The Subject Financing was completed as of August 13, 2008, with the Registrant receiving $500,000.00 in cash from FP Tech and the Registrant issuing 357,143 shares of Common Stock to FP Tech.

As part of an agreement entered into as of August 7, 2008 (the “Funding Agreement”) among the Registrant, FP Tech and the holders (“Investors”) of the Company’s secured notes (“Secured Notes”), the Investors agreed to exchange their Secured Notes in certain circumstances which circumstances include exercise by FP Tech of an option to invest additional equity in the Company and the Company’s election to extend the maturity of its Secured Notes (the “Transaction”) as follows:

(i)
Additional Funding.  Effective the business day after the closing of the Subject Financing and for a period expiring on June 30, 2009, the Company grants to FP Tech or its assigns an option to purchase, at an exercise price of $1.40 per share of Common Stock (such amount, the "AF Purchase Price"), on or before June 30, 2009, a total of $1.5 million in aggregate amount of Common Stock (the "Additional Funding").

(ii)
Exchange Election.  During the period commencing on the closing of the Additional Funding and ending on the earlier to occur of (a) June 30, 2009 and (b) the fifth (5th) Business Day following the closing of the Additional Funding, the Company may, by written notice to each of the Investors during such period, elect to consummate the Exchange (as defined below) (the "Exchange Election").

(iii)
Exchanged CAP Notes.  Upon the exercise of the Exchange Election, the Company shall exchange (the "CAP Note Exchange") the Exchanged CAP Notes of each CAP Investor for senior secured convertible notes (the "New Exchanged CAP Notes"), which are convertible into Common Stock (as converted, the "New Exchanged CAP Conversion Shares") and are identical to the Exchanged CAP Notes except as follows:

a.	Maturity. The Maturity Date (as defined in the New Exchanged CAP Notes) shall be December 31, 2010.

b.
Interest.  Interest on the principal balance outstanding from time to time of the New Exchange CAP Notes accruing at the rate of 12% per annum after December 31, 2009 shall be due and payable quarterly in arrears on the second business day following the end of each fiscal quarter end beginning March 31, 2010 through the Maturity Date.

c.	Conversion Price. The Conversion Price of the New Exchanged CAP Notes shall be $2.00 per share of Common Stock.

(iv)
Exchanged Bridge Notes. Upon exercise of the Exchange Election, the Company shall exchange the Exchanged Bridge Notes  for a number of shares of Common Stock (the "New Exchanged Common Shares") determined according to the following formula:

Original Principal Amount of the Exchanged Bridge Notes of each Exchanged Bridge Note holder / (AF Purchase Price X 1.1) X 0.1and senior secured notes identical to the Exchanged Bridge Notes (the "New Exchanged Bridge Notes"), except as follows:

a.	Maturity Date The Maturity Date in the New Exchanged Bridge Notes shall be July 1, 2010.

b .
Interest. Interest accruing on the principal balance of the New Exchanged Bridge Notes at the rate of 15% per annum beginning July 2, 2009 shall be due and payable quarterly in arrears on the second business day following the end of each fiscal quarter end beginning September 30, 2009 through the Maturity Date.

(v)	Waiver of Existing Defaults. Upon closing the Subject Financing all existing defaults under the Exchanged CAP Notes and the Exchanged Bridge Notes were waived.