Form 10-Q
period 2008-09-30
Firepond, Inc.
filed 2008-11-12
CIK 1012316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
                  ----------------------------------------------------------------------------------------

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

The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of November 12, 2008 is 16,263,822 shares.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

FIREPOND, INC.
INDEX

Index

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FIREPOND, INC.
CONSOLIDATED BALANCE SHEET
September 30, 2008
(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$ 95,893
Accounts receivable, net of allowance for doubtful
accounts of $10,000	1,155,102
Other current assets	441,171

Total current assets	1,692,166

Property and equipment, net	47,933
Debt issuance costs	586,430
Deposits and other assets	39,638

Total assets	$ 2,366,167

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Short-term notes payable	3,346,290
Accounts payable	712,507
Accrued liabilities	1,199,881
Deferred revenue	1,624,593

Total current liabilities	6,883,271

Non-current deferred revenue	58,917
Long-term debt net of unamortized discount of $1,566,667	3,697,333
Total liabilities	10,639,521

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.001 par value
Authorized - 5,000,000 shares
Issued and outstanding - none	-
Common stock, $0.001 par value
Authorized - 100,000,000 shares
Issued - 10,272,223 shares	10,272
Treasury Stock - 8,401 shares, at cost	(10)
Additional paid-in capital	33,232,380
Accumulated deficit	(41,444,161)
Deferred compensation	(71,835)

Total stockholders' equity (deficit)	(8,273,354)

Total liabilities and stockholders' equity	$ 2,366,167

The accompanying notes are an integral part of these consolidated financial statements.

Index
FIREPOND, INC.
  CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2007 and 2008
(Unaudited)
	2007	2008

Revenues
OnDemand revenues	$ 549,665	$ 782,021
Enterprise revenues	616,421	529,854
Total revenues	1,166,086	1,311,875

Cost of revenues
OnDemand costs	380,676	520,800
Enterprises costs	78,166	45,337
Total cost of revenues	458,842	566,137

Gross profit	707,244	745,738

Operating expenses
Sales and marketing	554,514	326,366
General and administrative	1,013,542	462,849
Research and development	470,293	244,113
Restructuring charges	-	7,524

Total operating expenses	2,038,349	1,040,852

Profit (Loss) from operations	(1,331,105)	(295,114)

Other income (expense), net
Interest expense	(1,314,835)	(730,766)
Other income expense	24,111	16,711
Total other income (expense), net	(1,290,724)	(714,055)

Net Loss	$ (2,621,829)	$ (1,009,169)

Net loss per share	$ (0.34)	$ (0.10)

Basic and diluted weighted average
common shares outstanding	7,676,451	10,085,251

The accompanying notes are an integral part of these consolidated financial statements.

Index

FIREPOND, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended September 30, 2007 and 2008
 (Unaudited)

	Common Stock				Retained Earnings
		$0.001	Additional Paid	Treasury	(Accumulated	Deferred	Stockholders'
	Shares	Par Value	In Capital	Stock	Deficit)	Compensation	Equity (Deficit)

Balance, June 30, 2008	9,915,080	$ 9,915	$ 32,695,863	$ (10)	$ (40,434,992)	$ (88,002)	$ (7,817,226)

Imputed executive compensation			46,875				46,875

Sale of common stock net of expenses	357,143	357	489,642				489,999

Net loss for the three months ended September 30, 2008	-	-	-	-	(1,009,169)	16,167	(993,002)

Balance, September 30, 2008	10,272,223	10,272	33,232,380	(10)	(41,444,161)	(71,835)	(8,273,354)

The accompanying notes are an integral part of these consolidated financial statements.

Index

FIREPOND, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended September 30, 2007 and 2008

	2007	2008
Cash flows from operating activities
Net loss	$ (2,621,829)	$ (1,009,169)
Adjustments to reconcile net loss to net cash used in operating activities
Imputed executive compensation	-	46,876
Depreciation and amortization	1,060,485	456,650
Amortization of stock based compensation	442,375	16,167
Changes in assets and liabilities
Accounts receivables	90,552	(138,642)
Other current assets	3,856	73,744
Accounts payable	70,493	(2,424)
Accrued liabilities	124,220	71,337
Deferred revenue	(124,721)	(1,145)

Net cash used in operating activities	(954,569)	(486,606)

Cash flows from investing activities
Purchase of property and equipment	(30,958)	-
Restricted cash	152,810	-
Other assets	(6,031)	5,800

Net cash provided by investing activities	115,821	5,800

Cash flows from financing activities
Proceeds from sale of stock net of expenses	-	490,000
Borrowings under notes payable	3,000,000	-
Payments under notes payable	(1,191,328)	(26,196)
Deferred offering costs	(364,614)	-
Debt issuance costs	112,145	-

Net cash provided by financing activities	1,556,203	463,804

Net increase (decrease) in cash and cash equivalents	717,455	(17,002)

Cash and cash equivalents, on June 30, 2007 and 2008	689,972	112,895

Cash and cash equivalents, on September 30, 2007 and 2008	$ 1,407,427	$ 95,893

Interest paid	$ 136,430	$ 396

Non cash investing and financing activities:

During the quarter ended September 30, 2007, the Company issued 125,000 shares of common stock valued at $768,750 in connection with the bridge loan.

The accompanying notes are an integral part of these consolidated financial statements.

Index
Firepond, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
Unaudited

NOTE 1 – ORGANIZATION AND LINES OF BUSINESS

Description of Business

Firepond, Inc. is leading pioneer of multi-tenant, on-demand software that automates and simplifies the process companies use to sell complex products and services. Our Configure, Price, Quote, or CPQ, software-as-a-service automates complex sales processes, improves order accuracy, and accelerates sales cycles. Companies with complex products may achieve measurable and meaningful returns on investment using the Company’s technology by reducing total cost of sales, whether sales are generated through a direct sales force, an indirect channel network or via the web.

The Company generates revenue from its Software-as-a-Service or OnDemand, multi-tenant, subscription based software as well as legacy enterprise license and service revenue.  Our Software-as-a-Service product was launched in commercial form in January 2006 and the Company is transitioning from its historic enterprise software model to a web based delivery model to access new markets and broaden the base of end users.   License revenue is generated from licensing the rights to the use of Company’s packaged software products.  Service revenue is generated from sales of maintenance; consulting and training services performed for customers that license the Company’s products.  Reported revenue is delineated between our OnDemand business segment and our legacy enterprise software business segment.

Prior to September 13, 2005, the Company’s assets were owned and operated by a predecessor company also named Firepond, Inc., or Old Firepond, which was subsequently liquidated.  Its remaining assets and liabilities are being administered by a trust.

Principles of Consolidation

Pursuant to FIN 46(R), the financial statements presented herein for the fiscal periods ended September 30, 2007 and 2008 include the consolidated financial statements of Firepond and the Firepond liquidating trust.

Basis of Presentation and Continuance of Operations

The accompanying unaudited, consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009, or for any future period. These unaudited consolidated financial statements and notes should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended June 30, 2008.

Index
Firepond, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
Unaudited

Furthermore, these unaudited, consolidated financial statements have been prepared by the Company on a going concern basis. As such, the statements anticipate the realization of assets and the liquidation of liabilities in the normal course of business.

Notwithstanding this fact, the Company has for some time been incurring losses and negative cash flow from operations. For the fiscal year ended June 30, 2008, we incurred a net loss of approximately $14.4 million and negative cash flows from operations of approximately $4.9 million. For the three month period ended September 30, 2008 we incurred a net loss of approximately $1.0 million and a negative cash flow from operations of approximately $487,000.  The Company does not believe operational cash flows over the ensuing months will be sufficient either to sustain present operations or service its indebtedness.  Given the recent turmoil in the financial markets, the Company does not believe it will be able to access the financial markets to fund capital requirements. Based on current operational performance, the Company believes it will not be able to comply with financial covenants of its senior secured indebtedness as of December 31, 2008.

Since April 2008, the Company has been dependent upon its majority shareholder to provide funding.     Given the Company’s performance to date and turmoil in the financial markets, the majority shareholder has indicated it is unlikely to provide additional equity financing. The Company is in preliminary communications with its senior lenders (the holders of the Exchanged CAP Notes) regarding its state of financial affairs.  These communications have included several alternatives, including a transaction in which the holders of the Exchange CAP Notes acquire ownership of the Company.  Such a transaction would have serious impact on the value of the Company’s existing common stock as well as any obligations ranking junior to the Exchanged CAP Notes. In connection with such a transaction, the Company’s largest holder of Exchange CAP Notes has indicated preliminarily that it may be prepared to provide senior debt financing to the Company if the current holders of the Exchange CAP Notes agree to convert their entire holdings to equity in the Company pursuant to a foreclosure. There can be no assurance that any such transaction or any other transaction can or will be consummated.

The Company completed a financial restructuring in April 2008 that included from FP Tech Holdings, LLC, a member of the affiliated group that owns a majority of the Company’s outstanding common stock, (1) an investment of $1,500,000 cash, (2) conversion of $336,000 senior secured convertible notes plus accrued interest held by it to common stock, and (3) conversion of $100,000 of other debt plus accrued interest held by it to common stock. The financial restructuring also included extension of the maturity dates of the Company’s senior secured debt facilities (Exchanged CAP Notes and Exchanged Bridge Notes) to December 31, 2009 and July 1, 2009, respectively.

Index
Firepond, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
Unaudited
Furthermore, in August 2008, as provided in the April 2008 financial restructuring, FP Tech contributed an additional $500,000 in equity to the Company. (See, Management Discussion and Analysis, Liquidity and Capital Resources, Funding Agreement – August 2008).

Some aspects of the Company’s operational restructuring commenced in May 2008 are beginning to be reflected in its Statement of Operations for the three months ended September 30, 2008, but are not sufficient to permit the Company to continue to fund losses, attract new equity investment or service its indebtedness.

Operations are being severely affected as a result of the Company’s high levels of indebtedness and inability to access the financial markets.  The Company believes it will not be able to comply with financial covenants of its senior secured indebtedness as of December 31, 2008. The Company anticipates entering into further discussions with the holders of its Exchange CAP Notes that may result in a transaction that could have severe impact on the value of the Company’s common stock and any obligations ranking junior to the Exchange CAP Notes.

The accompanying consolidated financial statements do not include any adjustments that might result from such adverse outcomes.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and have not changed as of September 30, 2008.

NOTE 3 - INCOME TAXES

No provision for income taxes is required at September 30, 2008, because, in management’s estimation the Company will not recognize any taxable income through the fiscal year ended June 30, 2009.

As a result of the issuance of common stock to FP Tech and its affiliate in April 2008, a change of control may have occurred pursuant to Section 382 of the Internal Revenue Code of 1986 which could limit the Company’s ability to utilize its net operating loss in future periods.

Index
Firepond, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
Unaudited

NOTE 4 – LEASE AGREEMENT

Equipment Lease Agreement

On February 11, 2008, the Company entered into an equipment lease agreement with FP Tech, wherein the Company established a credit facility of up to $200,000 to be used for capital purchases and general corporate purposes.  The agreement has a twenty four month lease commitment term.  Outstanding principal accrues interest at the rate of 8% per annum during the first twelve months, 9% per annum during months 13-24 and 20% thereafter. There is no minimum monthly repayment required.  Accrued interest is due and payable at the earlier of the end of the lease commitment term or upon optional repayment of Principal.  Principal may be repaid in full or in part at any time without penalty, but in no case later than expiration of the lease commitment term.   The outstanding principal and accrued interest was converted to common stock of the Company on April 25, 2008.  At September 30, 2008, principal outstanding on the equipment lease agreement was $0.  (See Note 8 - Subsequent Events).

NOTE 5 – NOTES PAYABLE

Senior Secured Convertible Notes due December 2009

As part of the Funding Agreement, the Company and the holders of its senior secured convertible notes due December 2009 (the “Exchanged CAP Notes”) agreed to extend the maturity of the Exchanged CAP Notes under certain conditions described below.  For a more complete discussion of the Exchanged CAP Notes, see Note 5 of the Company’s Form 10-K for the fiscal 2008.

Senior Secured Subordinated Notes due July 2009

As part of the Funding Agreement, the Company and the holders of its senior secured subordinated notes due July 2009 (the “Exchanged Bridge Notes”) agreed additional shares of common stock would be issued such holders and to extend the maturity of the Exchanged Bridge Notes under certain conditions described below.   For a more complete discussion of the Exchanged Bridge Notes, see Note 5 of the Company’s Form 10-K for the fiscal 2008.

Index
Firepond, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
Unaudited
Funding Agreement – August 2008

Pursuant to the Common Stock Purchase Agreement, dated as of April 25, 2008, FP Tech, an affiliate member of the Company’s majority shareholder group, was granted by Firepond an option to purchase approximately 357,143 shares of Common Stock at a purchase price of no more than $1.40 per share with gross cash proceeds to the Company of at least $500,000 (the "Subject Financing").  The Subject Financing was completed as of August 13, 2008, with the Company receiving $500,000 in cash from FP Tech and the Company issuing 357,143 shares of common stock to FP Tech.

As part of the August 2008 funding agreement (the “Funding Agreement”) among Firepond, FP Tech and the holders (“Investors”) of the Company’s secured notes (“Secured Notes”), the Investors agreed to exchange their Secured Notes in certain circumstances which circumstances include exercise by FP Tech of an option to invest additional equity in the Company and the Company’s election to extend the maturity of its Secured Notes (the “Transaction”) as follows:

(i)
Additional Funding.  Effective the business day after the closing of the Funding Agreement and for a period expiring on June 30, 2009, the Company granted to FP Tech or its assigns an option to purchase, at an exercise price of $1.40 per share of Common Stock (such amount, the "AF Purchase Price"), a total of $1.5 million in aggregate amount of Common Stock (the "Additional Funding").

(ii)
Exchange Election.  During the period commencing on the closing of the Additional Funding and ending on the earlier to occur of (a) June 30, 2009 and (b) the fifth (5th) Business Day following the closing of the Additional Funding, the Company may, by written notice to each of the Investors during such period, elect to consummate the Exchange (as defined below) (the "Exchange Election").

(iii)
Exchanged CAP Notes.  Upon the exercise of the Exchange Election, the Company shall exchange (the "CAP Note Exchange") its Exchanged CAP Notes of each Investor for new senior secured convertible notes (the "New Exchanged CAP Notes"), which are convertible into Common Stock (as converted, the "New Exchanged CAP Conversion Shares") and are identical to the Exchanged CAP Notes except as follows:

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

Original Principal Amount of the Exchanged Bridge Notes of each Exchanged Bridge Note holder / (AF Purchase Price X 1.1) X 0.1 and senior secured notes identical to the Exchanged Bridge Notes (the "New Exchanged Bridge Notes"), except as follows:

a.	Maturity Date. The Maturity Date in the New Exchanged Bridge Notes shall be July 1, 2010.

b.
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

Index
Firepond, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
Unaudited

NOTE 6 – LITIGATION

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

On August 14, 2007, plaintiffs filed a second consolidated amended class action complaint for violations of the federal securities laws against Old Firepond and others. The Court has directed the issuer defendants to answer by January 30, 2009.  The parties presently are engaged in discovery with regard to focus cases that include Old Firepond.

Recent news articles indicate settlement discussions in this matter are occurring. The Company cannot predict whether the parties will conclude a settlement that complies with the Second Circuit’s mandate or what the result of the litigation will be if no settlement is agreed upon and approved.

Index
Firepond, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
Unaudited

The Company is currently involved in other litigation with a vendor, the outcome of which is uncertain.   However, a finding of material liability in any Company litigation or the incurrence of significant expense in defending or prosecuting such litigation would be material and adverse to the Company.  In addition, we may from time to time be subject to various other claims and legal actions arising in the ordinary course of business.  The ultimate disposition of these matters can not be determined at this time.

NOTE 7 - STOCKHOLDERS' EQUITY

Equity Contribution

On August 13, 2008, the Company issued 357,143 shares of common stock to FP Tech for a purchase price of $500,000, or $1.40 per share.

NOTE 8 – SUBSEQUENT EVENTS

Equipment Lease Agreement

In October 2008 the Company drew down approximately $152,000 under the equipment lease agreement outlined in Note 4 for the purchase of computer equipment and related maintenance support.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our discussion includes forward-looking statements, which involve certain risks and uncertainties.  Certain statements in the “Management’s Discussion and Analysis of Financial Condition or Plan of Operations” are forward-looking statements that involve risks and uncertainties. Words such as anticipates, expects, intends, plans, believes, seeks, estimates, and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth under “Corporate Overview” and “Liquidity and Capital Resources” included in these sections and those appearing elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. Rounding of figures for presentation purposes sometimes results in inconsistent results for comparison purposes.  We believe these inconsistencies to be immaterial.  As used in this report, the terms “we”, “us”, “our” or “the Company” mean Firepond, Inc.

Executive Summary

The Company is facing a critical cash crisis.  The Company does not believe operational cash flows over the ensuing months will be sufficient either to sustain present operations or service its indebtedness. Given the recent turmoil in the financial markets, the Company does not believe it will be able to access the financial markets to fund capital requirements.  It also appears, based on current operational performance, the Company will not be able to comply with financial covenants of its senior secured indebtedness as of December 31, 2008.

Given the Company’s performance to date and turmoil in the financial markets, the Company’s majority shareholder has indicated it is unlikely to provide additional equity financing. The Company is in preliminary communications with its senior lenders (the holders of the Exchanged CAP Notes) regarding its state of financial affairs.  These communications have included several alternatives, including a transaction in which the holders of the Exchange CAP Notes acquire ownership of the Company.  Such a transaction would have serious impact on the value of the Company’s existing common stock as well as any obligations ranking junior to the Exchanged CAP Notes. In connection with such a transaction, the Company’s largest holder of Exchange CAP Notes has indicated preliminarily that it may be prepared to provide senior debt financing to the Company if the current holders of the Exchange CAP Notes agree to convert their entire holdings to equity in the Company pursuant to a foreclosure. There can be no assurance that any such transaction or any other transaction can or will be consummated.   See, “Liquidity and Capital Resources,” below.

Index

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

We offer our solutions on an annual or multi-year subscription basis. We sell our products by targeting selected vertical markets, currently consisting of high technology, transportation, construction machinery, agricultural equipment, and service companies selling complex products and services.   Unrecognized revenue for existing contracts totals approximately $7.9 million at September 30, 2008. Our current customers include Bell Helicopter, Alcan Cable (Division of Alcan Products), Cummins, Inc., Deere & Co., G.E. Equipment Services Europe BV, Redback Networks, Rolls Royce Motor Cars, SRI Surgical, and Symantec Corporation.

Our history dates back to 1983.  As such, the Company’s predecessor, Old Firepond, was focused on providing enterprise software solutions.  We inherited the legacy portion of that business which continues to generate revenue from maintenance and service contracts. However, our resources are no longer focused on producing new enterprise revenue.

Industry Background

The Enterprise Application Software Market

Over the last thirty-five years, there have been several shifts in the way vendors deliver enterprise software applications. In the 1970s and 1980s, vendors delivered application software through centralized mainframe based systems. This evolved in the 1990s to client/server computing. Historically, only large businesses could afford to make investments in enterprise applications to gain an enterprise-wide view and automate and improve basic processes. In addition, large businesses often attempted to customize and connect various incompatible packaged applications through lengthy and costly integration efforts.  Many large enterprises never realized the benefits of these applications for a variety of reasons, including the difficulty of deployment, low user adoption rates, lack of ubiquitous access, high total cost of ownership and a relatively low return on investment.

In an attempt to address these challenges, many enterprise software application vendors adapted their products to be accessible over the Internet. However, as these products were not designed originally to be delivered over the Internet as a service and were limited in their ability to serve all sizes of business across many industries, they often failed to address many of the shortcomings of traditional business application software. In addition, because these applications were not easy to use, users were hesitant to adopt these complex, non-intuitive installed applications.

Index

On-Demand Application Services

The pervasiveness of the Internet, along with the dramatic declines in the pricing of computing technology and network bandwidth, have enabled a new generation of enterprise computing in which substantial components of information technology, or IT, infrastructure can be provisioned and delivered dynamically over the Internet on an outsourced basis. This new computing paradigm is sometimes referred to as utility computing or cloud computing, while the outsourced software applications are referred to as on-demand application services.

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

salesforce.com - Firepond has partnered with salesforce.com, the leading provider, based on revenues and market share, of Software-as-a-Service offerings. Salesforce.com has more than 47,000 customers. Salesforce.com provides comprehensive customer relationship management, or CRM, service to businesses of all sizes and industries worldwide.    Firepond CPQ™ OnDemand provides an out-of-the-box seamless integration, single sign-on experience with salesforce.com’s sales force automation (SFA) application as well as salesforce.com’s partner relationship management (PRM) application, salesforce.com’s principal offerings. Now both direct and indirect sales channel users can take full advantage of salesforce.com’s SFA and PRM applications and Firepond’s configuration and quoting application as if the user were utilizing a single application.

Kozo Keikaku Engineering, Inc., or KKE, is one of the largest engineering firms in Japan providing consulting services to manufacturers throughout Japan and Asia. KKE resells and implements our products, on a non-exclusive basis, in the Japanese market.

Index

Financial Condition

At September 30, 2008, the Company had net assets of negative $8.3 million as compared to $1.4 million at September 30, 2007. Accounts payable at September 30, 2008 were $713,000 as compared to $641,000 at September 30, 2007. Accrued liabilities were $1.2 million at September 30, 2008 as compared to $1.4 million at September 30, 2007. Notes payable were $7.0 million at September 30, 2008 as compared to $5.0 million at September 30, 2007. The increase in notes payable was due primarily to the amortization of the debt discount associated with the notes under the Exchange Agreement (See Note 4 to the Consolidated Financial Statements). The Company had a working capital deficit of $5.2 million as of September 30, 2008 as compared to working capital deficit of $3.3 million at September 30, 2007 which resulted largely from the maturity of the Exchanged Bridge Notes changing from long term reporting status to short term reporting status in this reporting period.

Results of Operations

Three Months Ended September 30, 2007 and September 30, 2008

	2007		2008

	Amount	Percent of	Amount	Percent of
		Revenues		Revenues
Revenues
OnDemand revenues	$ 549,665		$ 782,021
Enterprise revenues	616,421		529,854
Total revenues	1,166,086	100.0	1,311,875	100.0

Cost of revenues
OnDemand costs	380,676	32.6	520,800	39.7
Enterprises costs	78,166	6.7	45,337	3.5
Total cost of revenues	458,842	39.3	566,137	43.2

Gross profit	707,244	60.7	745,738	56.8

Operating expenses
Sales and marketing	554,514	47.6	326,366	24.9
General and administrative	1,013,542	86.9	462,849	35.3
Research and development	470,293	40.3	244,113	18.6
Restructuring charges	-	-	7,524	0.5

Total operating expenses	2,038,349	174.8	1,040,852	79.3

Profit (Loss) from operations	(1,331,105)	(114.1)	(295,114)	(22.5)

Other income (expense), net
Interest expense	(1,314,835)	(112.8)	(730,766)	(55.7)
Other income expense	24,111	2.1	16,711	1.3
Total other income (expense), net	(1,290,724)	(110.7)	(714,055)	(54.4)

Net Loss	$ (2,621,829)	(224.8)	$ (1,009,169)	(76.9)

Index

Revenues

Revenues for the three months ended September 30, 2008 were approximately $1.3 million as compared to revenues of approximately $1.2 million for the three months ended September 30, 2007, an increase of $146,000 or 12.5%. This increase in revenues resulted primarily from new customer contracts or renewals of existing customer contracts in our OnDemand business segment.  This increase was offset, in part, by a reduction in revenues earned from the Enterprise segment of our business.  We continue to assist existing customers with maintenance issues in this business segment, but do not expend any resources for new Enterprise clients. OnDemand revenues totaling $782,021 during the quarter ended September 30, 2008 increased by approximately $232,000, or 42.3%, from approximately $550,000 in the prior year fiscal quarter ended September 30, 2007.  Due to the recurring nature of our OnDemand revenue we anticipate that this segment of our business will continue to grow.    Enterprises revenues for the three months ended September 30, 2008 were approximately $530,000 as compared to Enterprise revenues of approximately $616,000 for the three months ended September 30, 2007, a decrease of $87,000 due to the declining focus on this business segment.  Enterprise revenues are expected to decrease in future periods due to the Company’s continuing focus on its OnDemand segment.

Cost of Revenues

Cost of revenues, which consist of license costs, maintenance costs, hosting costs and service costs were $566.000 for the three months ended September 30, 2008 as compared to $459,000 for the three months ended September 30, 2007, an increase of $107,000, or 23.4%.  Specifically, OnDemand cost of revenues increased $140,000 or approximately 36.8% during the three months ended September 30, 2008 over the prior year fiscal quarter ended September 30, 2007 while Enterprise cost of revenues declined $33,000, or 42.0%, in comparison to the prior year three month period.  The increase in OnDemand costs was primarily characterized by increased hosting and support costs attributable to the growth in the recurring revenue portion of our OnDemand business as well as a temporary shift of personnel from our research and development department to assist in implementing our OnDemand product and supporting customer enhancement projects. The decline in Enterprise costs was attributable to our shifting focus to the OnDemand segment and a continuing decline in support requirements to the Enterprise segment.

Operating Expenses

Operating expenses were $1.0 million in the three months ended September 30, 2008 as compared to $2.0 million for the three months ended September 30, 2007, a decrease of $1.0 million, or 48.9%. The decrease was primarily the result of the operational restructuring implemented in May 2008 that included closing our Boston-area headquarters and related operations.   Sales and marketing expenses decreased by $228,000, or 41.1%.   The decrease is directly attributable to the May 2008 operational restructuring that included elimination of the marketing department in our former Boston-area headquarters.  General and administrative expenses decreased by $551,000, or 54.3%, again primarily the result of the closing of our Boston-area headquarters in May 2008 that included resignation of our former Chief Executive Officer and other executive management.  The decrease was offset in small measure by the granting of stock options to two of our three new board members and our interim President in April and May 2008, respectively.  Research and development costs decreased in the three months ended September 30, 2008 to $244,000 from $470,000 in the prior year three month period, a decrease of $226,000, or 48.1%.  The decrease is primarily attributable to staff attrition related to the closing of our Boston-area headquarters as well as a temporary shift of personnel from our research and development center to assist in implementing our OnDemand product and supporting customer enhancement projects.    A restructuring charge of approximately $8,000 was experienced in the fiscal quarter ended September 30, 2008 that was not experienced in the comparable period in 2007.  This charge is associated with closing of our Boston-area headquarters.

Index

Other Income (Expense)

Other expense was approximately $714,000 for the three months ended September 30, 2008 as compared to approximately $1.3 million for the three months ended September 30, 2007, a decrease of $577,000, or 44.7%.   Interest expense was $731,000 during the three months ended September 30, 2008, including amortization of certain debt issuance and debt discount costs of $447,000.  During the three months ended September 30, 2007 interest expense was $1.3 million, including amortization of certain debt issuance costs equal to $1,047,000, a difference of $584,000.  The decrease between compared periods was primarily due to conversion of approximately $300,000 of our previously issued secured debt to equity and the extension of the maturity of our remaining secured debt, thus, extending the period over which debt issuance costs and discounts are being amortized.

Cash Used in Operating Activities

Cash used in operating activities for the three months ended September 30, 2008 was approximately $487,000 as compared to approximately $955,000 for the three months ended September 30, 2007. The cash used in operating activities for the three months ended September 30, 2008 period was primarily attributable to a net loss of approximately $1.0 million, offset by non-cash charges of approximately $457,000 related to depreciation and amortization, non-cash imputed executive compensation of $47,000 and changes in the amount of current assets and current liabilities. The cash used in operating activities for the three months ended September 30, 2007 period was primarily attributable to a net loss of approximately $2.6 million adjusted for non-cash charges for depreciation and amortization expenses of approximately $1.1 million and changes in the amounts of current assets and current liabilities.

Cash Provided by Investing Activities

For the three months ended September 30, 2008, the Company generated approximately $6,000 net from investing activities resulting from an adjustment to other assets. For the three months ended September 30, 2007, cash provided by investing activities was approximately $116,000 arising from the release of $153,000 in restricted cash under the former escrow agreement to the Exchanged CAP Notes offset by the purchase of property and equipment totaling $31,000 and an adjustment to other assets of approximately $6,000.

Index
Cash Provided by Financing Activities

For the three months ended September 30, 2008, the Company generated approximately $464,000 from financing activities.   In August, the Company received $490,000, net, from the sale of common stock to its majority stockholder while making principal payments totaling approximately $26,000 under notes payable. For the three months ended September 30, 2007, the Company generated approximately $1.6 million from financing activities as the result of receiving $3.0 million in cash from new borrowings (the Bridge Loan), offset by repayment of $1.2 million of notes payable and deferred offering costs of $365,000.  During this later period the Company also experienced a positive net adjustment to debt issuance costs of approximately $112,000.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for working capital, repayment of debt, and general corporate needs. Our main sources of liquidity and capital have been a variety of debt and equity financings (see below).   As of September 30, 2008, cash and cash equivalents were approximately $96,000 as compared with cash and cash equivalents of approximately $1.4 million as of September 30, 2007.    (See, “Financial Condition,” above). Our working capital at September 30, 2008 represented a working capital deficit of approximately $5.2 million compared to a working capital deficit of approximately $3.3 million at September 30, 2007.

The Company is facing a critical cash crisis at a time of general economic downturn and turmoil.  Sustaining operations through even to the end of March 2009 or sooner is dependent on (1) the timely collection of all accounts receivable, (2) deferment of interest payments due senior secured creditors, and (3) the non-occurrence of unexpected events or circumstances.  The failure of any one of these factors will adversely affect cash balances and our ability to maintain operations.

Accordingly, the Company is seeking to achieve resolution with its senior creditors in an effort to preserve value for the relevant constituencies, including its senior creditors, employees, customers and vendors, at the earliest practicable date.  See Note 1.  The Company believes it has the support of the largest holder of its Exchanged CAP Notes, but there can be no assurance that the Company will be able to effect such a transaction.  If unable to achieve this or a similar transaction, the Company’s strategic and financial alternatives will be extremely limited.

The Company has for some time been incurring losses and negative cash flow from operations. For the fiscal year ended June 30, 2008, we incurred a net loss of approximately $14.4 million and negative cash flows from operations of approximately $4.9 million. For the three month period ended September 30, 2008 we incurred a net loss of approximately $1.0 million and a negative cash flow from operations of approximately $487,000.  The Company does not believe operational cash flows over the ensuing months will be sufficient either to sustain present operations or service its indebtedness.  Given the recent turmoil in the financial markets, the Company does not believe it will be able to access the financial markets to fund capital requirements. Based on current operational performance, the Company believes it will not be able to comply with financial covenants of its senior secured indebtedness as of December 31, 2008.

Index

Since April 2008, the Company has been dependent upon its majority shareholder to provide funding.     Given the Company’s performance to date and turmoil in the financial markets, the majority shareholder has indicated it is unlikely to provide additional equity financing. The Company is in preliminary communications with its senior lenders (the holders of the Exchanged CAP Notes) regarding its state of financial affairs.  These communications have included several alternatives, including a transaction in which the holders of the Exchange CAP Notes acquire ownership of the Company.  Such a transaction would have serious impact on the value of the Company’s existing common stock as well as any obligations ranking junior to the Exchanged CAP Notes. In connection with such a transaction, the Company’s largest holder of Exchange CAP Notes has indicated preliminarily that it may be prepared to provide senior debt financing to the Company if the current holders of the Exchange CAP Notes agree to convert their entire holdings to equity in the Company pursuant to a foreclosure. There can be no assurance that any such transaction or any other transaction can or will be consummated.

The Company completed a financial restructuring in April 2008 that included from FP Tech Holdings, LLC, a member of the affiliated group that owns a majority of the Company’s outstanding common stock, (1) an investment of $1,500,000 cash, (2) conversion of $336,000 senior secured convertible notes plus accrued interest held by it to common stock, and (3) conversion of $100,000 of other debt plus accrued interest held by it to common stock. The financial restructuring also included extension of the maturity dates of the Company’s senior secured debt facilities (Exchanged CAP Notes and Exchanged Bridge Notes) to December 31, 2009 and July 1, 2009, respectively.

Furthermore, in August 2008, as provided in the April 2008 financial restructuring, FP Tech contributed an additional $500,000 in equity to the Company. (See, Management Discussion and Analysis, Liquidity and Capital Resources, Funding Agreement – August 2008).

Some aspects of the Company’s operational restructuring commenced in May 2008 are beginning to be reflected in its Statement of Operations for the three months ended September 30, 2008, but are not sufficient to permit the Company to continue to fund losses, attract new equity investment or service its indebtedness.

Operations are being severely affected as a result of the Company’s high levels of indebtedness and inability to access the financial markets.  The Company believes it will not be able to comply with financial covenants of its senior secured indebtedness as of December 31, 2008. The Company anticipates entering into further discussions with the holders of its Exchange CAP Notes that may result in a transaction that could have severe impact on the value of the Company’s common stock and any obligations ranking junior to the Exchange CAP Notes.

The accompanying consolidated financial statements do not include any adjustments that might result from such adverse outcomes.

 Funding Agreement – August 2008

Pursuant to the Common Stock Purchase Agreement, dated as of April 25, 2008 (the "Stock Purchase Agreement"), FP Tech, an affiliate member of the Company’s majority shareholder group, was granted by Firepond an option to purchase approximately 357,143 shares of Common Stock at a purchase price of no more than $1.40 per share with gross cash proceeds to the Company of at least $500,000 (the "Subject Financing").  The Subject Financing was completed as of August 13, 2008, with the Company receiving $500,000 in cash from FP Tech and the Company issuing 357,143 shares of common stock to FP Tech.

Index

As part of the August 2008 funding agreement (the “Funding Agreement”) among Firepond, FP Tech and the holders (“Investors”) of the Company’s secured notes (“Secured Notes”), the Investors agreed to exchange their Secured Notes in certain circumstances which circumstances include exercise by FP Tech of an option to invest additional equity in the Company and the Company’s election to extend the maturity of its Secured Notes (the “Transaction”) as follows:

(i)
Additional Funding.  Effective the business day after the closing of the Funding Agreement and for a period expiring on June 30, 2009, the Company granted to FP Tech or its assigns an option to purchase, at an exercise price of $1.40 per share of Common Stock (such amount, the "AF Purchase Price"), a total of $1.5 million in aggregate amount of Common Stock (the "Additional Funding").

(ii)
Exchange Election.  During the period commencing on the closing of the Additional Funding and ending on the earlier to occur of (a) June 30, 2009 and (b) the fifth (5th) Business Day following the closing of the Additional Funding, the Company may, by written notice to each of the Investors during such period, elect to consummate the Exchange (as defined below) (the "Exchange Election").

(iii)
Exchanged CAP Notes.  Upon the exercise of the Exchange Election, the Company shall exchange (the "CAP Note Exchange") its Exchanged CAP Notes of each Investor for new senior secured convertible notes (the "New Exchanged CAP Notes"), which are convertible into Common Stock (as converted, the "New Exchanged CAP Conversion Shares") and are identical to the Exchanged CAP Notes except as follows:

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

Original Principal Amount of the Exchanged Bridge Notes of each Exchanged Bridge Note holder / (AF Purchase Price X 1.1) X 0.1 and senior secured notes identical to the Exchanged Bridge Notes (the "New Exchanged Bridge Notes"), except as follows:

a.	Maturity Date. The Maturity Date in the New Exchanged Bridge Notes shall be July 1, 2010.

b.
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

February 2008 Equipment Lease Agreement

On February 11, 2008, the Company entered into an equipment lease agreement with FP Tech, wherein the Company established a credit facility of up to $200,000 to be used for capital purchases and general corporate purposes.  The agreement has a twenty four month lease commitment term.  Outstanding principal accrues interest at the rate of 8% per annum during the first twelve months, 9% per annum during months 13-24 and 20% thereafter. Accrued interest is due and payable at the earlier of the end of the lease commitment term or upon optional repayment of Principal.  Principal may be repaid in full or in part at any time without penalty, but in no case later than expiration of the lease commitment term.  In February 2008, the Company borrowed $100,000 on this facility. The outstanding principal and accrued interest was converted to common stock of the Company on April 25, 2008.

At September 30, 2008, principal outstanding on the equipment lease agreement was $ 0.  Subsequently, FP Tech advanced sums for the purchase of new computers, monitors, servers, storage capacity and related technology equipment.  At the date of this report, approximately $152,000 principal is outstanding under this credit facility.

Index
ITEM 3.   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our results of operations and cash flows are not significantly subject to fluctuations due to changes in foreign currency exchange rates as most of our contracts are denominated in U.S dollars.  However, we occasionally are paid in foreign currency subjecting us to brief periods of currency risk between the time of payment and conversion to U.S. dollars.  We do not believe such risk to be material to results.  As a result, we do not enter into any hedging contracts.

Interest rate sensitivity

Our cash and cash equivalents are invested primarily in money market funds and government securities.   The cash, cash equivalents and short-term marketable securities are held for working capital purposes with capital preservation as the primary objective. We do not enter into investments for trading or speculative purposes.

At September 30, 2008, we had cash and cash equivalents totaling approximately $96,000.   We do not believe our short term investments are subject to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

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

Our management evaluated, with the participation of our President and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act as of September 30, 2008 (the “Evaluation Date”). Based on this evaluation, our President and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in periodic SEC reports is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)            Management’s responsibility for financial statements

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test our internal control over financial reporting and include in this Quarterly Report on Form 10-Q a report on management’s assessment of the effectiveness of our internal control over financial reporting, and to delineate any material weakness in our internal control.  A material weakness is a deficiency, or a combination of deficiencies, internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2008 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal controls over financial reporting are to include policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Index

Based on the results of our evaluation, our management has concluded that our internal control over financial reporting were not effective as of September 30, 2008.  In that regard, we identified the following weaknesses in our internal control over financial reporting as of September 30, 2008:

1.           Lack of Effective Corporate Governance Policies and Procedures.

Management did not establish an adequate policy and procedures statement governing authority levels within the management group for recording business transactions.  The lack of such control permitted a material revenue transaction to be recorded in contravention of the Company’s revenue recognition criteria.

Additionally, certain other management policy statements, including whistle blower, sales commitments, business expense and document retention and destruction policies, were not implemented by September 30, 2008. While management has not identified any specific irregularities as a result of not having such policy statements in place, management has determined that the lack of such policy statements constitutes a material weakness.

Remediation of Material Weakness:

The Company implemented during fiscal 2008 a policy statement approved by the Board of Directors which establishes defined levels of authority for all management levels.  Additionally, an additional level review has been implemented for all new revenue contracts and the resulting revenue recognized from such contracts.  These procedures have now been adequately tested.  Management believes the new procedures remediate this material weakness.
In addition, management has developed and submitted for approval of the Board of Directors certain other policy statements which address the other above identified deficiencies.  The Board of Directors is currently reviewing these policies.  In the interim, management has instituted these policies.

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

Index
Additionally, formal testing of certain components of the accounts payable and disbursement process was not timely completed for September 30, 2008 reporting requirements.

Remediation of Material Weakness:

Within the accounting department, a detailed review process for all ACH transfers has been implemented providing oversight on the processing and recording of ACH transfer activity.  The new procedure was implemented prior to June 30, 2008, and has now been adequately tested.  Management believes the new procedure remediates this material weakness.

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

(c)           Changes in internal control over financial reporting

Except as identified above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)           Inherent Limitations on Effectiveness of Controls

Our management, including our President and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Index

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is currently involved in other litigation with a vendor, the outcome of which is uncertain.   However, a finding of material liability in any Company litigation or the incurrence of significant expense in defending or prosecuting such litigation would be material and adverse to the Company.  In addition, we may from time to time be subject to various other claims and legal actions arising in the ordinary course of business.  The ultimate disposition of these matters can not be determined at this time.

Please refer to Note 6 to our financial statements included elsewhere in this Report for a discussion of a litigation matter involving a predecessor company to us, whose assets are being administered by a trust.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Please refer to ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, Liquidity and Capital Resources, Funding Agreement – August 2008. Also see Form 8-K filed by the Company with the SEC on August 12, 2008.

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

Index
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 12, 2008	Firepond, Inc. (Registrant)

/s/ L. Bradlee Sheafe	/s/ William P. Stelt

L. Bradlee Sheafe, President	William P. Stelt, CFO