Form 10-Q
period 2008-12-31
Firepond, Inc.
filed 2009-02-04
CIK 1012316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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
(507) 388 0400
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

The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of February 3, 2008 is 16,263,822 shares.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

FIREPOND, INC.
INDEX

ITEM 5. OTHER INFORMATION	16
EM 6. EXHIBITS

Index

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FIREPOND, INC.
  CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2008
(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$550,897
Accounts receivable, net of allowance for doubtful
accounts of $10,000	805,465
Other current assets	249,260

Total current assets	1,605,622

Property and equipment, net	178,854
Deposits and other assets	34,212

Total assets	$1,818,688

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Short-term notes payable	$8,601,500
Accounts payable	668,428
Accrued liabilities	1,529,158
Deferred revenue	2,326,775

Total current liabilities	13,125,861

Non-current deferred revenue	44,254
Long-term debt	152,420
Total liabilities	13,322,535

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.001 par value
Authorized - 5,000,000 shares
Issued and outstanding - none	-
Common stock, $0.001 par value
Authorized - 100,000,000 shares
Issued - 10,272,223 shares	10,272
Treasury stock - 8,401 shares, at cost	(10)
Additional paid-in capital	33,279,255
Accumulated deficit	(44,737,695)
Deferred compensation	(55,669)

Total stockholders' equity (deficit)	(11,503,847)

Total liabilities and stockholders' equity (deficit)	$1,818,688

The accompanying notes are an integral part of these consolidated financial statements.

Index
FIREPOND, INC.
  CONSOLIDATED STATEMENT OF OPERATIONS
For the three months  ended December 31, 2007 and 2008
(Unaudited)
	2007	2008
Revenues
OnDemand revenues	$510,143	$ 737,564
Enterprise revenues	987,819	351,699
Total revenues	1,497,962	1,089,263

Cost of revenues
OnDemand costs	393,259	495,535
Enterprises costs	57,581	33,377
Total cost of revenues	450,840	528,912

Gross profit	1,047,122	560,351

Operating expenses
Sales and marketing	467,271	425,852
General and administrative	861,069	469,386
Research and development	451,093	260,600
Total operating expenses	1,779,433	1,155,838

Loss from operations	(732,311)	(595,487)

Other income (expense), net
Interest expense	(1,406,537)	(2,689,827)
Interest and other income	10,826	(8,220)
Total other income (expense), net	(1,395,711)	(2,698,047)

Net loss	$(2,128,022)	$ (3,293,534)

Net loss per share - basic and diluted

Net loss per share	$(0.27)	($0.32)

Basic and diluted weighted average
common shares outstanding	7,971,229	10,263,822

The accompanying notes are an integral part of these consolidated financial statements.

Index

FIREPOND, INC.
  CONSOLIDATED STATEMENT OF OPERATIONS
For the six months  ended December 31, 2007 and 2008
(Unaudited)

	2007	2008
Revenues
OnDemand revenues	$ 1,059,808	$ 1,519,585
Enterprise revenues	1,604,240	881,553
Total revenues	2,664,048	2,401,138

Cost of revenues
OnDemand costs	773,935	1,016,335
Enterprises costs	135,747	78,714
Total cost of revenues	909,682	1,095,049

Gross profit	1,754,366	1,306,089

Operating expenses
Sales and marketing	1,021,785	752,218
General and administrative	1,874,611	932,235
Research and development	921,386	504,713
Restructuring charges	-	7,524
Total operating expenses	3,817,782	2,196,690

Loss from operations	(2,063,416)	(890,601)

Other income (expense), net
Interest expense	(2,721,372)	(3,420,593)
Interest and other income	34,937	8,491
Total other income (expense), net	(2,686,435)	(3,412,102)

Net loss	$(4,749,851)	$ (4,302,703)

Net loss per share - basic and diluted

Net loss per share	$(0.61)	$ (0.42)

Basic and diluted weighted average
common shares outstanding	7,814,360	10,174,537

The accompanying notes are an integral part of these consolidated financial statements.

Index

FIREPOND, INC.
  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the six months ended December 31, 2008
(Unaudited)
	Common Stock				Retained Earnings
		$0.001	Additional Paid	Treasury	(Accumulated	Deferred	Stockholders'
	Shares	Par Value	In Capital	Stock	Deficit)	Compensation	Equity (Deficit)

Balance, June 30, 2008	9,915,080	$9,915	$32,695,863	$(10)	$(40,434,992)	$(88,002)	$(7,817,226)

Imputed executive compensation			93,750				93,750

Sale of common stock net of expenses	357,143	357	489,642				489,999

Net loss for the six months ended December 31, 2008	-	-	-	-	(4,302,703)	32,333	(4,270,370)

Balance, December 31, 2008	10,272,223	10,272	33,279,255	(10)	(44,737,695)	(55,669)	(11,503,847)

The accompanying notes are an integral part of these consolidated financial statements.

Index

FIREPOND, INC.
  CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months  ended December 31, 2007 and 2008

	2007	2008
Cash flows from operating activities
Net loss	$(4,749,851)	$(4,302,703)
Adjustments to reconcile net loss to net cash used in operating activities
Imputed executive compensation	-	93,750
Depreciation and amortization	2,196,768	2,631,246
Amortization of stock based compensation	570,940	32,333
Changes in assets and liabilities
Accounts receivables	(728,094)	210,995
Other current assets	(29,576)	265,655
Accounts payable	62,512	(46,501)
Accrued liabilities	(179,002)	400,614
Deferred revenue	515,649	686,374

Net cash used in operating activities	(2,340,654)	(28,237)

Cash flows from investing activities
Purchase of property and equipment	(36,683)	(152,421)
Restricted cash	368,264	-
Other assets	(24,978)	11,226

Net cash provided by or used in investing activities	306,603	(141,195)

Cash flows from financing activities
Proceeds from sale of stock net of expenses	-	490,000
Borrowings under notes payable	1,783,581	152,420
Payments under notes payable	(300,573)	(34,986)
Debt issuance costs	112,145	-

Net cash provided by financing activities	1,595,153	607,434

Net increase (decrease) in cash and cash equivalents	(438,898)	438,002

Cash and cash equivalents, on June 30, 2008	689,972	112,895

Cash and cash equivalents, on December 31, 2008	$251,074	$550,897

Supplemental cash flow information:

Interest paid	$361,970	$439

Non cash investing and financing activities:

During the six months ended December 31, 2007, the Company issued
125,000 shares of common stock valued at $768,750 in connection with the bridge loan.

The accompanying notes are an integral part of these consolidated financial statements.

Index

NOTE 1 – ORGANIZATION AND LINES OF BUSINESS

Description of Business

Firepond, Inc. is a leading pioneer of multi-tenant, on-demand software that automates and simplifies the process companies use to sell complex products and services. Our Configure, Price, Quote, or CPQ, software-as-a-service automates complex sales processes, improves order accuracy, and accelerates sales cycles. Companies with complex products may achieve measurable and meaningful returns on investment using the Company’s technology by reducing total cost of sales, whether sales are generated through a direct sales force, an indirect channel network or via the web.

The Company generates revenue from its Software-as-a-Service or OnDemand, multi-tenant, subscription based software as well as legacy enterprise license and service revenue.  Our Software-as-a-Service product was launched in commercial form in January 2006 and the Company is transitioning from its historic enterprise software model to a web based delivery model to access new markets and broaden the base of end users.   License revenue is generated from licensing the rights to use of the Company’s software products.  Service revenue is generated from the sale of maintenance, consulting and training services performed for customers that license the Company’s products.  Reported revenue is delineated between our OnDemand business segment and our legacy enterprise software business segment.

Prior to September 13, 2005, the Company’s assets were owned and operated by a predecessor company also named Firepond, Inc., or Old Firepond, which was subsequently liquidated.  Its remaining assets and liabilities are being administered by a trust.

Index
Principles of Consolidation

Pursuant to FIN 46(R), the financial statements presented herein for the fiscal periods ended December 31, 2007 and 2008 include the consolidated financial statements of Firepond and the Firepond liquidating trust.

Basis of Presentation and Continuance of Operations

The accompanying unaudited, consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the three and six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009, or for any future period. These unaudited consolidated financial statements and notes should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended June 30, 2008.
Furthermore, these unaudited, consolidated financial statements have been prepared by the Company on a going concern basis. As such, the statements anticipate the realization of assets and the liquidation of liabilities in the normal course of business.

Notwithstanding this fact, the Company has for some time been incurring losses and negative cash flow from operations. For the fiscal year ended June 30, 2008, we incurred a net loss of approximately $14.4 million and negative cash flows from operations of approximately $4.9 million. For the six month period ended December 31, 2008 we incurred a net loss of approximately $4.3 million and a negative cash flow from operations of approximately $28,000.  The Company does not believe operational cash flows over the ensuing weeks will be sufficient either to sustain present operations or service its indebtedness.  Given the recent turmoil in the financial markets, its recent financial performance and its present cash position, the Company does not believe it will be able to access the financial markets to fund capital requirements.

Index

On January 5, 2009, the Company certified that an Event of Default occurred pursuant to the Company’s Amended and Restated Senior Secured Convertible Notes due December 2009 (the “Exchanged CAP Notes”) and the Company’s Amended and Restated Senior Secured Subordinated Notes due July 2009 (the “Exchanged Bridge Notes”).  The Company’s January 5, 2009 certification of an Event of Default under the Exchanged CAP Notes and the Exchanged Bridge Notes is not changed in any way by the financial information contained in this Report.

As a result of the default, the Company has written off to interest expense debt issuance costs of $452,469, debt discounts of $1,253,333 and accelerated interest under the Exchanged Bridge Notes of $250,393.

On January 8, 2009, the Company received a letter from counsel for FP Tech Holdings, LLC (“FP Tech”), an affiliate of Acclaim Financial Group (“AFG”), and, in conjunction with affiliates of AFG and companies related to AFG, the holder of approximately 72% of the Company’s common stock and approximately 60% of the Exchanged CAP Notes, declaring an Event of Default has occurred under the Exchanged CAP Notes due to, among other things, the Company’s failure to meet the minimum “Consolidated EBITDA” as set forth in Section (4)(a)(xi) of the Exchanged CAP Notes at December 31, 2008.   As a consequence, FP Tech declared all amounts due and owing under the Exchanged CAP Notes immediately due and payable.  FP Tech also stated that it may exercise any and all of its rights and remedies including, without limitation, proceeding to foreclose on its collateral pursuant to Article 9 of the Uniform Commercial Code.

As of the date of this report, the outstanding principal amount of the Exchanged CAP Notes is $5,264,000.  The outstanding principal amount of the Exchanged Bridge Notes is $3,921,643 (including accrued interest of $584,143).

Since April 2008, the Company has been dependent upon its majority shareholder to provide funding.    However, the majority shareholder has indicated that it is unlikely to provide additional equity financing.

The Company is in communication with the holders of the Exchanged CAP Notes regarding its state of financial affairs.  However, the Company has been informed by representatives of FP Tech, holder of approximately 60% of the Exchanged Bridge Notes, that it intends to direct the collateral agent for the Exchanged Bridge Notes to proceed with a nonjudicial foreclosure and public sale of the Company’s assets.  Under this process, unless a higher or better offer for the Company’s assets is received at the public sale, the participating holders of the Exchanged CAP Notes will credit bid their secured indebtedness under the Exchanged CAP Notes to acquire all or substantially all of the Company’s assets via an entity formed for the purpose of such transaction (“FirepondX”).  Such a transaction would have serious impact on the value of the Company’s existing common stock as well as any obligations ranking junior to the Exchanged CAP Notes. The Company is not presently aware of any other viable alternatives likely to preserve and maximize value for its stakeholders.

Index

In connection with such a transaction, FP Tech has stated it will provide up to $10 million additional financing to support the operations of FirepondX’s business going forward, including up to $500,000 of near term financing if the foregoing foreclosure and sale process can be successfully implemented.    However, there can be no assurance that any such transaction or any other transaction can or will be consummated.

The Company completed a financial restructuring in April 2008 that included from FP Tech (1) an investment of $1,500,000 cash, (2) conversion of $336,000 senior secured convertible notes plus accrued interest held by it to common stock, and (3) conversion of $100,000 of other debt plus accrued interest held by it to common stock. The financial restructuring also included extension of the maturity dates of the Exchanged CAP Notes and Exchanged Bridge Notes to December 31, 2009 and July 1, 2009, respectively.

Furthermore, in August 2008, as provided in the April 2008 financial restructuring, FP Tech contributed an additional $500,000 in equity to the Company. (See, Management Discussion and Analysis, Liquidity and Capital Resources, Funding Agreement – August 2008).

Some aspects of the Company’s operational restructuring commenced in May 2008 are beginning to be reflected in its Statement of Operations for the six months ended December 31, 2008, but are not sufficient to permit the Company to continue to fund losses, attract new equity investment or service its indebtedness.

Operations have been severely affected as a result of continuing losses, the Company’s high levels of indebtedness and inability to access the financial markets.   While the Company may conduct further discussions with the holders of its Exchanged CAP Notes, the Notice of Default and the Company’s present financial condition leaves the Company with very limited alternatives.  As proposed by FP Tech, a foreclosure on the Company’s assets will have severe impact on the value of the Company’s common stock and any obligations ranking junior to the Exchanged CAP Notes.

The accompanying consolidated financial statements do not include any adjustments that might result from such adverse outcomes.

Index

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and have not changed as of December 31, 2008.

NOTE 3 - INCOME TAXES

No provision for income taxes is required at December 31, 2008, because, in management’s estimation the Company will not recognize any taxable income through the fiscal year ended June 30, 2009.

As a result of the issuance of common stock to FP Tech and its affiliate in April 2008, a change of control may have occurred pursuant to Section 382 of the Internal Revenue Code of 1986 which could limit the Company’s ability to utilize its net operating loss in future periods.

NOTE 4 – LEASE AGREEMENT

Equipment Lease Agreement

On February 11, 2008, the Company entered into an equipment lease agreement with FP Tech, wherein the Company established a credit facility of up to $200,000 to be used for capital purchases and general corporate purposes.  The agreement has a twenty four month lease commitment term.  Outstanding principal accrues interest at the rate of 8% per annum during the first twelve months, 9% per annum during months 13-24 and 20% thereafter. There is no minimum monthly repayment required.  Accrued interest is due and payable at the earlier of the end of the lease commitment term or upon optional repayment of Principal.  Principal may be repaid in full or in part at any time without penalty, but in no case later than expiration of the lease commitment term.   Outstanding principal and accrued interest at April 25, 2008 was converted to common stock of the Company.  In October 2008 the Company drew down approximately $152,000 under the equipment lease agreement for the purchase of new computers, monitors, servers, storage capacity and related technology equipment.    At December 31, 2008, principal outstanding on the equipment lease agreement was approximately $152,000.

Index

NOTE 5 – NOTES PAYABLE

Senior Secured Convertible Notes due December 2009

As part of the Funding Agreement (described below), the Company and the holders of its Exchanged CAP Notes agreed to extend the maturity of the Exchanged CAP Notes under certain conditions described below.  For a more complete discussion of the Exchanged CAP Notes, see Note 5 of the Company’s Form 10-K for the fiscal 2008.

The Required Holder (as defined in the Exchanged CAP Notes) has sent the Company a Notice of Default, declaring all amounts due and owing under the Exchanged CAP Notes immediately due and payable.  The Required Holder also stated that it may exercise any and all of its rights and remedies including, without limitation, proceeding to foreclose on its collateral pursuant to Article 9 of the Uniform Commercial Code.  See Note 8, Subsequent Events.

Senior Secured Subordinated Notes due July 2009

As part of the Funding Agreement (described below), the Company and the holders of its Exchanged Bridge Notes agreed additional shares of common stock would be issued such holders and to extend the maturity of the Exchanged Bridge Notes under certain conditions described below.   For a more complete discussion of the Exchanged Bridge Notes, see Note 5 of the Company’s Form 10-K for the fiscal year 2008.

Funding Agreement – August 2008

Pursuant to the Common Stock Purchase Agreement, dated as of April 25, 2008, FP Tech, an affiliate member of the Company’s majority shareholder group, was granted by Firepond an option to purchase approximately 357,143 shares of Common Stock at a purchase price of no more than $1.40 per share with gross cash proceeds to the Company of at least $500,000 (the "Subject Financing").  The Subject Financing was completed as of August 13, 2008, with the Company receiving $500,000 in cash from FP Tech and the Company issuing 357,143 shares of common stock to FP Tech.  See the Company’s Form 10-Q for the three month period ended September 30, 2009 for a more detailed discussion of the Funding Agreement – August 2008.

Index

NOTE 6 – LITIGATION

In August 2001, Old Firepond was named as a defendant in a securities’ class action lawsuit filed in United States District Court for the Southern District of New York related to its initial public offering (“IPO”) in February, 2000.  The lawsuit also named certain of the underwriters of the IPO, including FleetBoston, Dain Rauscher, and SG Cowen, as well as officers and directors of Old Firepond, Klaus P. Besier and Paul K. McDermott, as defendants.  Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which have been included in a single coordinated proceeding in the Southern District of New York (the “IPO Litigations”).  The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of Old Firepond’s stock.  An amended complaint was filed on April 19, 2002.  Old Firepond and the officers and directors identified above were named in the suits pursuant to Section 11 of the Securities Act, Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and other related provisions.  The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

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

The Company is currently involved in other litigation with service providers, the outcome of which is uncertain.   However, a finding of material liability in any Company litigation or the incurrence of significant expense in defending or prosecuting such litigation would be material and adverse to the Company.  In addition, we may from time to time be subject to various other claims and legal actions arising in the ordinary course of business.  The ultimate disposition of these matters can not be determined at this time.

Index

NOTE 7 - STOCKHOLDERS' EQUITY

Equity Contribution

On August 13, 2008, the Company issued 357,143 shares of common stock to FP Tech for a purchase price of $500,000, or $1.40 per share.

NOTE 8 – SUBSEQUENT EVENTS

Senior Secured Convertible Notes due December 2009

On January 5, 2009, the Company certified that an Event of Default occurred pursuant to the Company’s Exchanged CAP Notes and the Company’s Exchanged Bridge Notes.  The Company’s January 5, 2009 certification of an Event of Default under the Exchanged CAP Notes and the Exchanged Bridge Notes is not changed in any way by the financial information contained in this Report.

As a result of the default, the Company has written off to interest expense debt issuance costs of $452,469, debt discounts of $1,253,333 and accelerated interest under the Exchanged Bridge Notes of $250,393.

On January 8, 2009, the Company received a letter from counsel for FP Tech, an affiliate of AFG, and, and in conjunction with affiliates of AFG and companies related to AFG, the holder of approximately 72% of the Company’s common stock and approximately 60% of the Exchanged CAP Notes, declaring an Event of Default has occurred under the Exchanged CAP Notes due to, among other things, the Company’s failure to meet the minimum “Consolidated EBITDA” as set forth in Section (4)(a)(xi) of the Exchanged CAP Notes at December 31, 2008.   As a consequence, FP Tech declared all amounts due and owing under the Exchanged CAP Notes immediately due and payable.  FP Tech also stated that it may exercise any and all of its rights and remedies including, without limitation, proceeding to foreclose on its collateral pursuant to Article 9 of the Uniform Commercial Code.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our discussion includes forward-looking statements, which involve certain risks and uncertainties.  Certain statements in the “Management’s Discussion and Analysis of Financial Condition or Plan of Operations” are forward-looking statements that involve risks and uncertainties. Words such as anticipates, expects, intends, plans, believes, seeks, estimates, and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth under “Executive Summary,” “Corporate Overview” and “Liquidity and Capital Resources” included in these sections and those appearing elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. Rounding of figures for presentation purposes sometimes results in inconsistent results for comparison purposes.  We believe these inconsistencies to be immaterial.  As used in this report, the terms “we”, “us”, “our” or “the Company” mean Firepond, Inc.

Index

Executive Summary

The Company does not believe operational cash flows over the ensuing weeks will be sufficient either to sustain present operations or service its indebtedness.  Given the recent turmoil in the financial markets, its recent financial performance and its present cash position, the Company does not believe it will be able to access the financial markets to fund capital requirements.

On January 5, 2009, the Company certified that an Event of Default occurred pursuant to the Exchanged CAP Notes and the Company’s Exchanged Bridge Notes.   The Company’s January 5, 2009 certification of an Event of Default under the Exchanged CAP Notes and the Exchanged Bridge Notes is not changed in any way by the financial information contained in this Report.

As a result of the default, the Company has written off to interest expense debt issuance costs of $452,469, debt discounts of $1,253,333 and accelerated interest under the Exchanged Bridge Notes of $250,393.

On January 8, 2009, the Company received a letter from counsel for FP Tech, an affiliate of AFG, and, in conjunction with affiliates of AFG and companies related to AFG, the holder of approximately 72% of the Company’s common stock and approximately 60% of the Exchanged CAP Notes, declaring an Event of Default has occurred under the Exchanged CAP Notes due to, among other things, the Company’s failure to meet the minimum “Consolidated EBITDA” as set forth in Section (4)(a)(xi) of the Exchanged CAP Notes at December 31, 2008.   As a consequence, FP Tech declared all amounts due and owing under the Exchanged CAP Notes immediately due and payable.  FP Tech also stated that it may exercise any and all of its rights and remedies including, without limitation, proceeding to foreclose on its collateral pursuant to Article 9 of the Uniform Commercial Code.

As of the date of this report, the outstanding principal amount of the Exchanged CAP Notes is $5,264,000.  The outstanding principal amount of the Exchanged Bridge Notes is $3,921,643 (including accrued interest of $584,143).

The Exchanged CAP Notes are now classified as current obligations of the Company.  All interest associated with the Exchanged Bridge Notes has been accelerated and all deferred issuance costs associated with both the Exchanged CAP Notes and the Exchanged Bridge Notes have been written off as of December 31, 2008.

Since April 2008, the Company has been dependent upon its majority shareholder to provide funding.      However, the majority shareholder has indicated that it is unlikely to provide additional equity financing.

The Company is in communications with the holders of the Exchanged CAP Notes regarding its state of financial affairs.  However, the Company has been informed by representatives of FP Tech, holder of approximately 60% of the Exchanged Bridge Notes, that it intends to direct the collateral agent for the Exchanged Bridge Notes to proceed with a nonjudicial foreclosure and public sale of the Company’s assets.  Under this process, unless a higher or better offer for the Company’s assets is received at the public sale, the participating holders of the Exchanged CAP Notes will credit bid their secured indebtedness under the Exchanged CAP Notes to acquire all or substantially all of the Company’s assets via FirepondX.  Such a transaction would have serious impact on the value of the Company’s existing common stock as well as any obligations ranking junior to the Exchanged CAP Notes.   The Company is not presently aware of any other viable alternatives likely to preserve and maximize value for its stakeholders.

In connection with such a transaction, FP Tech has stated it will provide up to $10 million additional financing to support the operations of FirepondX’s business going forward, including up to $500,000 of near term financing if the foregoing foreclosure and sale process can be successfully implemented.     However, there can be no assurance that any such transaction or any other transaction can or will be consummated.  See, "Liquidity adn Capital Resources," below.

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

We offer our solutions on an annual or multi-year subscription basis. We sell our products by targeting selected vertical markets, currently consisting of high technology, transportation, construction machinery, agricultural equipment, and service companies selling complex products and services.   Unrecognized revenue for existing contracts totals approximately $7.4 million at December 31, 2008. Our current customers include Bell Helicopter, Alcan Cable (Division of Alcan Products), Cummins, Inc., Deere & Co., G.E. Equipment Services Europe BV, Redback Networks, Rolls Royce Motor Cars, SRI Surgical, and Symantec Corporation.

The Company’s predecessor, Old Firepond, founded in 1983, was focused on providing enterprise software solutions.  We inherited the legacy portion of that business which continues to generate revenue from maintenance and service contracts. However, our resources are no longer focused on producing new enterprise revenue.

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

Index

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

SaaS application services contrast with the traditional enterprise software model, which requires each customer to install, configure, manage and maintain the hardware, software and network services to implement the software application in-house. Moreover, traditional enterprise software vendors must maintain support for numerous legacy versions of their software and compatibility with a wide array of hardware devices and operating environments. As a result, they dedicate fewer resources to innovation and incur higher research and development expenses as a percentage of revenue than on-demand application service providers.

SaaS applications are typically multi-tenant in nature, leveraging a common infrastructure and software code among all customers. With multi-tenancy, customers benefit from access to the latest release of the application, automated upgrades, more rapid innovation and the economies of a shared infrastructure.

Businesses are able to realize many of the benefits offered by traditional enterprise software vendors, such as a comprehensive set of features and functionality and the ability to customize and integrate with other applications, while at the same time reducing the risks and lowering the total costs of owning enterprise software. As a result, we believe the continued emergence of SaaS applications is bringing about a fundamental transformation in the enterprise software industry as businesses will be able to replace their purchased software with subscriptions to a wide range of application services.

Index
Partners

Firepond partners with other solution providers adding value to our comprehensive solution for optimizing the sales process. We partner with global leaders in their respective fields to extend and enhance our product offering, provide consulting and leverage complementary solutions, including industry-specific solutions.

salesforce.com - Firepond has partnered with salesforce.com, the leading provider, based on revenues and market share, of SaaS offerings. Salesforce.com has more than 51,000 customers. Salesforce.com provides comprehensive customer relationship management, or CRM, service to businesses of all sizes and industries worldwide.    Firepond CPQ™ OnDemand provides an out-of-the-box seamless integration, single sign-on experience with salesforce.com’s sales force automation (SFA) application as well as salesforce.com’s partner relationship management (PRM) application, salesforce.com’s principal offerings. Now both direct and indirect sales channel users can take full advantage of salesforce.com’s SFA and PRM applications and Firepond’s configuration and quoting application as if the user were utilizing a single application.

Kozo Keikaku Engineering, Inc., or KKE, is one of the largest engineering firms in Japan providing consulting services to manufacturers throughout Japan and Asia. KKE resells and implements our products, on a non-exclusive basis, in the Japanese market.

Financial Condition

At December 31, 2008, the Company had net assets of negative $11.5 million as compared to negative $561,000 at December 31, 2007. Accounts payable at December 31, 2008 were $668,000 as compared to $633,000 at December 31, 2007. Accrued liabilities were $1.5 million at December 31, 2008 as compared to $1.1 million at December 31, 2007. Notes payable (exclusive of accrued interest of $584,000 on the Exchanged Bridge Notes) were $8.8 million at December 31, 2008 as compared to $5.7 million at December 31, 2007. The increase in notes payable was due primarily to the reclassification of the Exchanged CAP Notes as current obligations.   (See Note 4 to the Consolidated Financial Statements). The Company had a working capital deficit of $11.5 million as of December 31, 2008 as compared to working capital deficit of $4.1 million at December 31, 2007 which resulted largely from the reclassification of the Exchanged CAP Notes as current obligations.

Index

Results of Operations

Three Months Ended December 31, 2007 and December 31, 2008

Revenues	2007	% of Revenue	2008	% of Revenue
ON Demand revenues	$ 510,143	34.06%	$ 737,564	67.71%
Enterprise revenues	987,819	65.94%	351,699	32.29%
Total revenues	1,497,962	100.00%	1,089,263	100.00%

Cost of goods sold
ON Demand costs	393,259	26.25%	495,535	45.49%
Enterprises costs	57,581	3.84%	33,377	3.06%
Total cost of goods sold	450,840	30.10%	528,912	48.56%

Gross profit	1,047,122	69.90%	560,351	51.44%

Operating expenses
Sales and marketing	467,271	31.19%	425,852	39.10%
General and administrative	861,069	57.48%	469,386	43.09%
Research and development	451,093	30.11%	260,600	23.92%

Total operating expenses	1,779,433	118.79%	1,155,838	106.11%

Income/(loss) from operations	(732,311)	-48.89%	(595,487)	-54.67%

Other income (expense), net
Interest (expense)	(1,406,537)	-93.90%	(2,689,827)	-246.94%
Other income (expense)	10,826	0.72%	(8,220)	-0.75%
Total other income (expense), net	(1,395,711)	-93.17%	(2,698,047)	-247.69%

Net loss from continuing operations	(2,128,022)	-142.06%	(3,293,534)	-302.36%

Net Loss	$ (2,128,022)	-142.06%	$ (3,293,534)	-302.36%

Index

Revenues

Revenues for the three months ended December 31, 2008 were approximately $1.1 million as compared to revenues of approximately $1.5 million for the three months ended December 31, 2007, a decrease of $407,000 or 27.3%. This decrease in revenues resulted primarily from extending renewal of an enterprise license normally scheduled in the second fiscal quarter of each year into the third fiscal quarter 2009.  This same shift accounts for 75% of the decrease in revenues for prior year quarter to the current year quarter.    We continue to assist existing customers with maintenance issues in our Enterprise business segment, but do not expend any resources for new Enterprise clients. OnDemand revenues totaling $738,000 during the quarter ended December 31, 2008 increased by approximately $227,000, or 44.6%, from approximately $510,000 in the prior year fiscal quarter ended December 31, 2007.  Due to the recurring nature of our OnDemand revenue we anticipate that this segment of our business will continue to grow.    Enterprises revenues for the three months ended December 31, 2008 were approximately $352,000 as compared to Enterprise revenues of approximately $988,000 for the three months ended December 31, 2007, a decrease of $636,000 due to the declining focus on this business segment and the extension of an Enterprise license renewal from the quarter ended December 31, 2007 to the quarter ending March 31, as noted above.  Enterprise revenues are expected to decrease in future periods due to the Company’s continuing focus on its OnDemand segment.

Cost of Revenues

Cost of revenues, which consist of license costs, maintenance costs, hosting costs and service costs were $528,000 for the three months ended December 31, 2008 as compared to $451,000 for the three months ended December 31, 2007, an increase of $78,000, or 17.3%.  Specifically, OnDemand cost of revenues increased $102,000 or approximately 26.0% during the three months ended December 31, 2008 over the prior year fiscal quarter end, while Enterprise cost of revenues declined $24,000, or 42.0%, in comparison to the prior year three month period.  The increase in OnDemand costs was primarily characterized by increased hosting and support costs attributable to the growth in the recurring revenue portion of our OnDemand business as well as a temporary shift of personnel from our research and development department to assist in implementing our OnDemand product and supporting customer enhancement projects. The decline in Enterprise costs was attributable to our shifting focus to the OnDemand segment and a continuing decline in support requirements to the Enterprise segment.

Operating Expenses

Operating expenses were $1.2 million in the three months ended December 31, 2008 as compared to $1.8 million for the three months ended December 31, 2007, a decrease of $624,000, or 35.0%. The decrease was primarily the result of the operational restructuring implemented in May 2008 that included closing our Boston-area headquarters and related operations.   Sales and marketing expenses decreased by $41,000, or 8.9%.   The decrease is directly attributable to the May 2008 operational restructuring that included elimination of the marketing department in our former Boston-area headquarters; offset in part by increased costs associated with the Company’s participation at Dreamforce, salesforce.com’s annual national conference, and the engagement of an independent sales and marketing firm.  General and administrative expenses decreased by $392,000, or 45.5%, again primarily the result of the closing of our Boston-area headquarters in May 2008 that included resignation of our former Chief Executive Officer and other members of executive management.  Research and development costs decreased in the three months ended December 31, 2008 to $260,000 from $451,000 in the prior year three month period, a decrease of $191,000, or 42.2%.  The decrease is primarily attributable to a temporary shift of personnel to an increased focus on customer service, including implementations for our new customers and enhancements for existing customers.

Index
Other Income (Expense)

Other expense was approximately $2.7 million for the three months ended December 31, 2008 as compared to approximately $1.4 million for the three months ended December 31, 2007, an increase of $1.3 million, or 93.3%.   Interest expense was $2.7 million during the three months ended December 31, 2008, including amortization of certain debt issuance and debt discount costs of $2.2 million.  During the three months ended December 31, 2007 interest expense was $1.4 million, including amortization of certain debt issuance costs equal to $1.1 million, a difference of $1.3 million.  The increase between compared periods was primarily due to the Notice of Default received from the required Holder of our Exchanged CAP Notes requiring recognition of all unamortized debt issuance costs; offset in part by the conversion of approximately $400,000 of our previously issued secured debt to equity.  Interest and other income was a negative $8,000 for the three months ended December 31, 2008 as compared to $11,000 for the three months ended December 31, 2007.

Six Months Ended December 31, 2007 and December 31, 2008

Revenues	2007	% of Revenue	2008	% of Revenue
ON Demand revenues	$ 1,059,808	39.78%	$ 1,519,585	63.29%
Enterprise revenues	1,604,240	60.22%	881,553	36.71%
Total revenues	2,664,048	100.00%	2,401,138	100.00%

Cost of goods sold
ON Demand costs	773,935	29.05%	1,016,335	42.33%
Enterprises costs	135,747	5.10%	78,714	3.28%
Total cost of goods sold	909,682	34.15%	1,095,049	45.61%

Gross profit	1,754,366	65.85%	1,306,089	54.39%

Operating expenses
Sales and marketing	1,021,785	38.35%	752,218	31.33%
General and administrative	1,874,611	70.37%	932,235	38.82%
Research and development	921,386	34.59%	504,713	21.02%
Restructuring and other special charges	-	0.00%	7,524	0.31%

Total operating expenses	3,817,782	143.31%	2,196,690	91.49%

Income/(loss) from operations	(2,063,416)	-77.45%	(890,601)	-37.09%

Other income (expense), net
Interest (expense)	(2,721,372)	-102.15%	(3,420,593)	-142.46%
Other income (expense)	34,937	1.31%	8,491	0.35%
Total other income (expense), net	(2,686,435)	-100.84%	(3,412,102)	-142.10%

Net loss from continuing operations	(4,749,851)	-178.29%	(4,302,703)	-179.19%

Net Loss	$ (4,749,851)	-178.29%	$ (4,302,703)	-179.19%

Index

Revenues

Revenues for the six months ended December 31, 2008 were approximately $2.4 million as compared to revenues of approximately $2.7 million for the six months ended December 31, 2007, a decrease of approximately $263,000, or 9.9%.  OnDemand revenues increased approximately $460,000, or 43.4%, as a result of continuing growth in the recurring revenue portion of our OnDemand business.  Enterprise revenue decreased approximately $723,000, or 45.0% since Company resources are no longer committed to building the Enterprise segment.  As previously noted, the extension in the renewal date of an Enterprise license negatively impacted the aggregate Enterprise revenue as of December 31, 2008.   Enterprise revenues are expected to decrease further in future periods due to the Company’s continuing focus on its OnDemand segment. As such, future results should reflect increasing OnDemand revenue versus Enterprise revenue.

Cost of Revenues

Costs of revenues, which consist of license costs, maintenance costs, hosting costs and service costs, were approximately $1.1 million in the six months ended December 31, 2008 as compared to approximately $910,000 in the same prior year period, an increase of approximately $185,000 or 20.4%.  OnDemand cost of revenues increased approximately $242,000, or 31.3%, due to increased hosting and support costs attributable to the growth in the recurring revenue portion of our OnDemand business and increased service costs associated with the on-boarding of an increased number of new customers during the period.  Enterprise cost of revenues declined approximately $57,000, or 42.0%.   The decrease is primarily attributable to staff attrition and reduced use of third party contractors for Enterprise related matters.

Operating Expenses

Operating expenses were approximately $2.2 million in the six month period ended December 31, 2008 as compared to approximately $3.8 million for the six month period ended December 31, 2007. The decrease of approximately $1.6 million, or 42.5%, was primarily the result of the operational restructuring implemented in May 2008 that included closing our Boston-area headquarters and related operations as well as a temporary shift of personnel from our research and development center to assist in implementing our OnDemand product and supporting customer enhancement projects.  Sales and marketing expenses decreased period to period by approximately $270,000, or 26.4%.  The decrease is directly attributable to the May 2008 operational restructuring that included elimination of the marketing department in our former Boston-area headquarters; offset in part by increased costs associated with the Company’s participation at Dreamforce, salesforce.com’s annual national conference, and the engagement of an independent sales and marketing firm.  General and administrative expenses decreased by approximately $942,000, or 50.3%, again primarily the result of the closing of our Boston-area headquarters in May 2008 that included resignation of our former Chief Executive Officer and other executive management.  Research and development costs declined by approximately $417,000, or 45.2% due primarily to a temporary shift of personnel to an increased focus on customer service, including implementations for our new customers and enhancements for existing customers which costs shifted to cost of revenue in the six month period ended December 31, 2008.

Index

Other Income (Expense)

Other expense was approximately $3.4 million for the six months ended December 31, 2008 as compared to approximately $2.7 million for the six months ended December 31, 2007, an increase of $726,000, or 27.0%.  Interest expense was $3.4 million during the six months ended December 31, 2008, including amortization of certain debt issuance and debt discount costs of $2.6 million.  During the six months ended December 31, 2007 interest expense was $2.7 million, including amortization of certain debt issuance costs equal to $2.2 million, a difference of $699,000.  The increase between compared periods was primarily due to the Notice of Default received from the required Holder of our Exchanged CAP Notes requiring recognition of all unamortized debt issuance costs; offset in part by the conversion of approximately $300,000 of our previously issued secured debt to equity.  Interest and other income was $8,000 for the six months ended December 31, 2008 as compared to $35,000 for the six months ended December 31, 2007.

Cash Used in Operating Activities

Cash used in operating activities for the six months ended December 31, 2008 was approximately $28,000 as compared to approximately $2.3 million for the six months ended December 31, 2007. The cash used in operating activities for the six months ended December 31, 2008 period was primarily attributable to a net loss of approximately $4.3 million, offset by non-cash charges of approximately $2.6 million related to depreciation and amortization, non-cash imputed executive compensation of $94,000, amortization of stock-based compensation of $32,000 and changes in the amount of current assets and current liabilities.   The cash used in operating activities for the six months ended December 31, 2007 period was primarily attributable to a net loss of approximately $4.7 million adjusted for non-cash charges for depreciation and amortization expenses of approximately $2.2 million, amortization of stock-based compensation of $571,000 and changes in the amounts of current assets and current liabilities.  The significant reduction in cash used in operating activities for the six months ended December 31, 2008 period versus the six months ended December 31, 2007 was primarily attributable to a $1.9 million change in our current assets and the operational restructuring implemented in May 2008 that included closing our Boston-area headquarters and related operations and changes in accounts receivable totaling approximately $724,000.

Cash Provided by/Used in Investing Activities

For the six months ended December 31, 2008, the Company used approximately $141,000 net from investing activities resulting from the purchase of approximately $152,000 in new computers, servers and related peripherals offset by an adjustment to others assets of approximately $11,000. For the six months ended December 31, 2007, cash provided by investing activities was approximately $307,000 arising from the release of $368,000 in restricted cash under the former escrow agreement and letter of credit to the Exchanged CAP Notes offset by the purchase of property and equipment totaling $37,000 and an adjustment to other assets of approximately $25,000.

Index
Cash Provided by Financing Activities

For the six months ended December 31, 2008, the Company generated approximately $607,000 from financing activities.   In August, the Company received $490,000, net, from the sale of common stock to its majority stockholder and borrowed $152,000 in October under the February 2008 Equipment Lease Agreement while making principal payments totaling approximately $35,000 under notes payable. For the six months ended December 31, 2007, the Company generated approximately $1.6 million from financing activities as the result of receiving $3.0 million in cash from new borrowings (the Bridge Loan), offset by repayment of $1.2 million of notes payable, payment of deferred offering costs of $301,000 and other payments under notes payable of $300,000.  During this later period the Company also experienced a positive net adjustment to debt issuance costs of approximately $112,000.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for working capital, repayment of debt, and general corporate needs. Our main sources of liquidity and capital have been a variety of debt and equity financings (see below).   As of December 31, 2008, cash and cash equivalents were approximately $551,000 as compared with cash and cash equivalents of approximately $251,000 as of December 31, 2007.    (See, “Financial Condition,” above). Our working capital at December 31, 2008 represented a working capital deficit of approximately $11.5 million compared to a working capital deficit of approximately $4.1 million at December 31, 2007.  The increase in our working capital deficit was primarily attributable to the declared Event of Default resulting in the classification of the Exchanged CAP Notes as current obligations.

On January 5, 2009, the Company certified that an Event of Default occurred pursuant to the Exchanged CAP Notes and the Exchanged Bridge Notes.  The Company’s January 5, 2009 certification of an Event of Default under the Exchanged CAP Notes and the Exchanged Bridge Notes is not changed in any way by the financial information contained in this Report.

As a result of the default, the Company has written off to interest expense debt issuance costs of $452,469, debt discounts of $1,253,333 and accelerated interest under the Exchanged Bridge Notes of $250,393.

On January 8, 2009, the Company received a letter from counsel for FP Tech, an affiliate of AFG, and, and in conjunction with affiliates of AFG and companies related to AFG, the holder of approximately 72% of the Company’s common stock and approximately 60% of the Exchanged CAP Notes, declaring an Event of Default has occurred under the Exchanged CAP Notes due to, among other things, the Company’s failure to meet the minimum “Consolidated EBITDA” as set forth in Section (4)(a)(xi) of the Exchanged CAP Notes at December 31, 2008.   As a consequence, FP Tech declared all amounts due and owing under the Exchanged CAP Notes immediately due and payable.  FP Tech also stated that it may exercise any and all of its rights and remedies including, without limitation, proceeding to foreclose on its collateral pursuant to Article 9 of the Uniform Commercial Code.

Index

The Company is facing a critical cash crisis at a time of general economic downturn and turmoil.  Sustaining operations in the context of the Firepond corporate structure through the end of March 2009 or sooner is dependent on (1) forbearance of the foreclosure process noted in the Notice of Default received from the Required Holder of the Exchanged CAP Notes, (2) timely collection of all accounts receivable, (3) generation of new business, and (4) non-occurrence of unexpected events or circumstances.  The failure of any one of these factors will adversely affect cash balances and our ability to maintain operations in the Firepond corporate structure.

While alternative solutions have been sought from its senior secured noteholders, the Company has been informed that the non-affiliated Exchanged CAP Noteholders (all Exchanged CAP Noteholders other than FP Tech) have no interest in lending additional, large sums to the Company.  Moreover, other than the proposal received from FP Tech to restructure operations in conjunction with a  foreclosure, the Company has received no other proposals that could reasonably be expected to result in meaningful value for the Company’s relevant constituencies, including its senior creditors.   See Note 1.  If unable to achieve the proposal as outlined by FP Tech or a similar transaction, the Company’s strategic and financial alternatives will be extremely limited.

The Company has for some time been incurring losses and negative cash flow from operations. For the fiscal year ended June 30, 2008, we incurred a net loss of approximately $14.4 million and negative cash flows from operations of approximately $4.9 million. For the six month period ended December 31, 2008 we incurred a net loss of approximately $4.3 million and a negative cash flow from operations of approximately $28,000.  The Company does not believe operational cash flows over the ensuing weeks will be sufficient either to sustain present operations or service its indebtedness.  Given the recent turmoil in the financial markets and the limited transferability of the Company’s intellectual property without the consent of an FP Tech affiliate, the Company does not believe it will be able to sell itself or access the financial markets to fund capital requirements.

Since April 2008, the Company has been dependent upon its majority shareholder to provide funding.    However, the majority shareholder has indicated that it is unlikely to provide additional equity financing.

The Company is in communication with the holders of the Exchanged CAP Notes regarding its state of financial affairs. However, the Company has been informed by representatives of FP Tech, holder of approximately 60% of the Exchanged Bridge Notes, that it intends to direct the collateral agent for the Exchanged Bridge Notes to proceed with a nonjudicial foreclosure and public sale of the Company’s assets.  Under this process, unless a higher or better offer for the Company’s assets is received at the public sale, the participating holders of the Exchanged CAP Notes will credit bid their secured indebtedness under the Exchanged CAP Notes to acquire all or substantially all of the Company’s assets via FirepondX.   Such a transaction would have serious impact on the value of the Company’s existing common stock as well as any obligations ranking junior to the Exchanged CAP Notes.  The Company is not presently aware of any other viable alternatives likely to preserve and maximize value for its stakeholders.

Index
In connection with such a transaction, FP Tech has stated it will provide up to $10 million additional financing to support the operations of FirepondX’s business going forward, including up to $500,000 of near term financing if the foregoing foreclosure and sale process can be successfully implemented. However, there can be no assurance that any such transaction or any other transaction can or will be consummated.

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

Some aspects of the Company’s operational restructuring commenced in May 2008 are beginning to be reflected in its Statement of Operations for the six months ended December 31, 2008, but are not sufficient to permit the Company to continue to fund losses, continue operations, attract new equity investment or service its indebtedness.

Operations have been severely affected as a result of continuing losses, the Company’s high levels of indebtedness and inability to access the financial markets.   While the Company may conduct further discussions with the holders of its Exchanged CAP Notes, the Notice of Default and the Company’s present financial condition leaves the Company with very limited alternatives.  As proposed by FP Tech, a foreclosure on the Company’s assets will have severe impact on the value of the Company’s common stock and any obligations ranking junior to the Exchanged CAP Notes.

The accompanying consolidated financial statements do not include any adjustments that might result from such adverse outcomes.

Funding Agreement – August 2008

Pursuant to the Common Stock Purchase Agreement, dated as of April 25, 2008 (the "Stock Purchase Agreement"), FP Tech, an affiliate member of the Company’s majority shareholder group, was granted by Firepond an option to purchase approximately 357,143 shares of Common Stock at a purchase price of no more than $1.40 per share with gross cash proceeds to the Company of at least $500,000 (the "Subject Financing").  The Subject Financing was completed as of August 13, 2008, with the Company receiving $500,000 in cash from FP Tech and the Company issuing 357,143 shares of common stock to FP Tech.  See the Company’s Form 10-Q for the three month period ended September 30, 2009 for a more detailed discussion of the Funding Agreement – August 2008.

February 2008 Equipment Lease Agreement

On February 11, 2008, the Company entered into an equipment lease agreement with FP Tech, wherein the Company established a credit facility of up to $200,000 to be used for capital purchases and general corporate purposes.  The agreement has a twenty four month lease commitment term.  Outstanding principal accrues interest at the rate of 8% per annum during the first twelve months, 9% per annum during months 13-24 and 20% thereafter. Accrued interest is due and payable at the earlier of the end of the lease commitment term or upon optional repayment of Principal.  Principal may be repaid in full or in part at any time without penalty, but in no case later than expiration of the lease commitment term.  In February 2008, the Company borrowed $100,000 on this facility. The outstanding principal and accrued interest was converted to common stock of the Company on April 25, 2008.  The Company borrowed $152,000 in October 2008 for the purchase of new computers, monitors, servers, storage capacity and related technology equipment.

At December 31, 2008, principal outstanding on the equipment lease agreement was $152,000.   At the date of this report, approximately $152,000 principal is outstanding under this credit facility.

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

At December 31, 2008, we had cash and cash equivalents totaling approximately $551,000.   We do not believe our short term investments are subject to interest rate risk.

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

(b)            Management’s responsibility for financial statements

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test our internal control over financial reporting and include in its Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting, and to delineate any material weakness in our internal control.  A material weakness is a deficiency, or a combination of deficiencies, internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Index
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was not effective at June 30, 2008.  In that regard, we identified two weaknesses in our internal control over financial reporting as of June 30, 2008 and the remedial action taken.  See our Form 10-K for the fiscal year ended June 30, 2008 and our Form 10-Q for the three months ended September 30, 2008.  Management believes the newly implemented procedures remediate the noted material weaknesses.

(c)           Changes in internal control over financial reporting

Except as identified above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is currently involved in litigation with vendors, the outcome of which is uncertain.   However, a finding of material liability in any Company litigation or the incurrence of significant expense in defending or prosecuting such litigation would be material and adverse to the Company.  In addition, we may from time to time be subject to various other claims and legal actions arising in the ordinary course of business.  The ultimate disposition of these matters can not be determined at this time.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

See, Forms 8-K filed on January 5, 2009 and January 13, 2009.

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

Date:	February 4, 2009	Firepond, Inc. (Registrant)

/s/ L. Bradlee Sheafe	/s/ William P. Stelt

L. Bradlee Sheafe, President	William P. Stelt, CFO