Form 10-Q/A
period 2008-09-30
Firepond, Inc.
filed 2009-03-27
CIK 1012316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Date:	As of November 12, 2008	Firepond, Inc. (Registrant)

/s/ L. Bradlee Sheafe	/s/ William P. Stelt

L. Bradlee Sheafe, President	William P. Stelt, CFO