Form 10-Q/A
period 2008-12-31
Firepond, Inc.
filed 2009-03-27
CIK 1012316

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

FIREPOND, INC.
  CONSOLIDATED STATEMENT OF OPERATIONS
For the six months  ended December 31, 2007 and 2008
(Unaudited)

	2007	2008
Revenues
OnDemand revenues	$ 1,059,808	$ 1,519,585
Enterprise revenues	1,604,240	881,553
Total revenues	2,664,048	2,401,138

Cost of revenues
OnDemand costs	773,935	1,016,335
Enterprises costs	135,747	78,714
Total cost of revenues	909,682	1,095,049

Gross profit	1,754,366	1,306,089

Operating expenses
Sales and marketing	1,021,785	752,218
General and administrative	1,874,611	932,235
Research and development	921,386	504,713
Restructuring charges	-	7,524
Total operating expenses	3,817,782	2,196,690

Loss from operations	(2,063,416)	(890,601)

Other income (expense), net
Interest expense	(2,721,372)	(3,420,593)
Interest and other income	34,937	8,491
Total other income (expense), net	(2,686,435)	(3,412,102)

Net loss	$ (4,749,851)	$ (4,302,703)

Net loss per share - basic and diluted

Net loss per share	$(0.61)	$ (0.42)

Basic and diluted weighted average
common shares outstanding	7,814,360	10,174,537

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

Date:	As of February 4, 2009	Firepond, Inc. (Registrant)

/s/ L. Bradlee Sheafe	/s/ William P. Stelt

L. Bradlee Sheafe, President	William P. Stelt, CFO